Form 10-K
period 2014-12-31
Xenon Pharmaceuticals Inc.
filed 2015-03-12
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36687

XENON PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in its Charter)

Canada	98-0661854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 – 3650 Gilmore Way

Burnaby, British Columbia V5G 4W8

Canada

(Address of Principal Executive Offices, including zip code)

(Registrant’s Telephone Number, Including Area Code): (604) 484-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, no par value per share	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant on November 5, 2014 (including common shares issued in the registrant’s initial public offering), based on the closing price of $10.50 per share for the registrant’s common shares as reported by The NASDAQ Global Market, was approximately $111 million. The registrant has elected to use November 5, 2014 as the calculation date, which was the initial trading date of the registrant’s common shares on The NASDAQ Global Market, because on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant, no par value per share, as of March 9, 2015 was 14,221,600.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10 K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

-i-

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and Canadian Securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates using our Extreme Genetics discovery platform;
•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to find families to support our Extreme Genetics discovery platform;
•	our ability to discover genes and drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of Glybera and future products, if any;
•	the timing of, and our and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our use of proceeds from our initial public offering and the concurrent private placement completed in November 2014;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash flows to meet our needs for at least the next 12 to 24 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In this report, “we,” “our,” “us,” “Xenon,” and “the Company” refer to Xenon Pharmaceuticals Inc. Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

Item 1.	Business

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

Our business was founded on our proprietary discovery platform, which we refer to as Extreme Genetics. Extreme Genetics involves the study of families where individuals exhibit inherited severe traits, or phenotypes. By identifying and characterizing single-gene defects responsible for these phenotypes, we gain insights into human disease biology to better select targets for therapeutic intervention. Our Extreme Genetics discovery platform has yielded the first approved gene therapy product in the European Union, or the EU, a broad development pipeline and multiple pharmaceutical partnerships. We believe that our Extreme Genetics discovery platform enhances the likelihood of discovering a drug target that has a major effect in humans. From these discoveries, we can gain an improved understanding of how a drug that modulates the target might act when given to a human.

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

To date, our Extreme Genetics discovery platform has yielded:

•

Glybera, developed by our licensee uniQure Biopharma B.V., or uniQure, the first, and currently the only, gene therapy product approved in the EU for the treatment of the orphan disorder lipoprotein lipase deficiency, or LPLD. We believe that uniQure’s commercialization partner, Chiesi Farmaceutici S.p.A., or Chiesi, plans to launch Glybera in the first quarter of 2015;

•

TV-45070 (formerly XEN402), a product candidate with four Phase 2 proof-of-concept clinical trials completed. Our partner Teva is conducting a 300-patient, randomized Phase 2b clinical trial in osteoarthritis, or OA, of the knee, with data expected in the third quarter of 2015 and is planning a Phase 2b clinical trial in patients with postherpetic neuralgia, or PHN, with patient enrollment expected to begin in March 2015;

•

GDC-0276, a product candidate being developed in collaboration with Genentech for the treatment of pain. In September 2014, Genentech initiated a Phase 1 clinical trial for GDC-0276. The Phase 1 clinical trial has recently been expanded and is expected to complete enrollment in the second half of 2015. GDC-0276 is a selective, oral Nav1.7 small-molecule inhibitor being developed for the treatment of pain; and

•

proprietary preclinical programs including a sodium channel inhibitor for the orphan disorder Dravet Syndrome, or DS, and XEN801, a stearoyl Co-A desaturase, or SCD1, inhibitor for the treatment of acne. We anticipate filing an investigational new drug, or IND or IND equivalent application for XEN801 in the second quarter of 2015 and an IND for our DS program in 2016.

The selection of suitable families with rare phenotypes is integral to our successful identification of single-gene defects. Such families are rare and dispersed throughout the world, which makes accessing and studying such families a challenge. We have developed internal clinical genetics expertise allowing us to identify and access rare families. To date, we have established a global network that has included more than 30 clinical collaborations in multiple countries. We collect DNA and detailed clinical information from the selected families to which we then apply our in-house genetics, molecular biology and bioinformatics capabilities to identify the single-gene defect. Using these genetic insights, we apply our in-house, small-molecule expertise as well as access other therapeutic modalities, with the goal of developing novel medicines.

A significant focus of our Extreme Genetics discovery platform has been human channelopathies. This focus has enabled us to develop strong capabilities in small-molecule ion channel drug discovery. Our ion channel discovery capability is based on our understanding of the genetics of channelopathies combined with our proprietary biology and medicinal chemistry assets and know-how. We have been able to discover new binding sites on ion channels which, in turn, has led to the discovery of highly-selective voltage-gated ion channel inhibitors, which may have safety and efficacy advantages over non-selective inhibitors.

While the pharmaceutical industry has shown interest in channelopathies, a general inability to target ion channels selectively with a pharmaceutical agent has been a limitation to the development of effective therapeutics. The efficacy of non-selective ion channel inhibitors has generally been limited by the adverse events observed at high doses due to the broad non-selective binding of such agents. We believe we have developed a core competence in developing highly-selective small-molecule ion channel inhibitors, and we believe we can use this know-how to develop a pipeline of novel ion channel inhibitors for diseases in areas of high unmet medical need.

We discovered that deficiency of the voltage-gated sodium channel Nav1.7 is present in the rare human disease called congenital indifference to pain, or CIP. Individuals with CIP are unable to feel pain. This relationship indicated that Nav1.7 may be a key mechanism for the development of novel analgesics. We are pursuing this mechanism in separate partnerships with Teva and with Genentech.

Similarly, with our collaborators from McGill University, we identified the genetic link between rare human epilepsies and mutations in the Nav1.1 sodium channel. These genetic epilepsy discoveries helped to define our therapeutic selective ion channel strategy for Dravet Syndrome. We believe that our Extreme Genetics discovery platform provides the opportunity to validate additional ion channel targets for both prevalent and orphan indications.

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187 of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We have no subsidiaries. Our principal executive offices are located at 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on The NASDAQ Global Market under the symbol “XENE.”

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including the Xenon logo, “Extreme Genetics” and other trademarks or service marks of Xenon. Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

Where You Can Find Additional Information

We make available free of charge through our investor relations website, http://www.xenon-pharma.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, Xenon Pharmaceuticals Inc., 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, e-mail: investors@xenon-pharma.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

Our Pipeline

The following is a summary of our current product pipeline:

Preclinical	IND-Enabling	Phase 1	Phase 2	Phase 3	Approved	Commercial Rights
Glybera Liopprotein Lipase Deficiency							**Uniqure**
TV-45070 Osteoarthritis							**Teva** Xenon US Co-Promote Option
TV-45070 Postherpetic Neuralgia							**Teva** Xenon US Co-Promote Option
GDC-0276 Pain							**Genentech**
Target for Cardiovascular Disease							**Merck**
Sodium Channel Inhibitor Dravet Syndrome							**Xenon**
XEN801 Acne							**Xenon**
Extreme Genetics Targets Multiple Indications							**Xenon**
Ion Channel Targets Orphan Channelopathies							**Xenon**

Approved Product

Glybera

Glybera is the first and currently the only gene therapy product to receive commercial approval in the EU. It is specifically indicated for the treatment of a subset of adult patients with the orphan lipid disorder lipoprotein lipase deficiency, or LPLD, confirmed by genetic testing and suffering from severe or multiple pancreatitis attacks, despite dietary fat restrictions. LPLD is a severe metabolic disease of inadequate lipid metabolism resulting in pancreatitis and in some cases, death. Together with collaborators from the University of British Columbia, or UBC, we demonstrated that humans with a single gene variant of the lipoprotein lipase, or LPL, gene called LPLS447X, resulted in increased LPL enzyme activity leading to reduced triglyceride levels. Under our sublicense and research agreement with uniQure, we collaborated with uniQure and UBC on preclinical activities, and thereafter uniQure developed an LPL gene therapy product, Glybera, which contains the LPLS447X variant. We believe that the introduction of the therapeutic LPLS447X gene through administration of Glybera provides a clinical benefit for a subset of LPLD patients.

Glybera is the first product whose active ingredient was derived from our platform to receive commercial approval. The goal of Glybera therapy is to treat LPLD in order to achieve sustained improvement of clearance of triglyceride-rich lipid particles known as chylomicrons, and to significantly reduce the risk of pancreatitis attacks in patients suffering from multiple recurrent pancreatitis and abdominal pain events. Glybera was developed by our licensee, uniQure. In 2012, Glybera was approved in the EU, and in July 2013, uniQure announced that it had entered into a partnership with Chiesi Farmaceutici S.p.A., or Chiesi, for the commercialization of Glybera in the EU and more than a dozen other countries including Brazil, China, Mexico and Russia. We believe that Chiesi plans to launch Glybera in the first quarter of 2015 in Europe, and that uniQure is pursuing a U.S. product approval strategy, with plans to file a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or the FDA, following receipt of the results from a planned Phase 4 trial expected to begin in mid-2015. Glybera has received both fast track and orphan drug designations for the treatment of LPLD in both the EU and the U.S.

We are eligible to receive mid single-digit royalties on net sales of the licensed products, for sales made by uniQure and its affiliates. The royalty rates are reduced to a low single-digit for sales made by uniQure and its affiliates in countries where a licensed technology or a licensed product is not covered by a valid patent claim. With respect to uniQure’s sublicense to Chiesi, we are eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from Chiesi (for example upfront payments and milestone payments), a percentage in the low twenties of any royalties that uniQure receives from Chiesi based on sales of technology or products covered by the licensed patents, plus a mid single-digit percentage of certain further royalties that uniQure receives from Chiesi based on sales of our licensed technology or products after the expiration of all licensed patents covering the product.

Product Candidates in Development

TV-45070 for the Treatment of Pain

TV-45070 (formerly XEN402) is a small-molecule inhibitor of the sodium channel Nav1.7 and other sodium channels, including those that are expressed in the pain-sensing peripheral nervous system. TV-45070 has potentially broad application in nociceptive pain, mediated by damage or injury to tissues, including the pain sensitivity caused by inflammation, and neuropathic pain mediated by damage, dysfunction or injury of nerves. TV-45070 is partnered with Teva. Pursuant to the terms of the agreement, Teva is obligated to complete three Phase 2 or later stage clinical trials. Using a topical ointment formulation of TV-45070, Teva has initiated a 300-patient, randomized Phase 2b clinical trial in OA of the knee with data expected in the third quarter of 2015. Teva is also developing topical TV-45070 in neuropathic pain indications, and is planning a Phase 2b clinical trial in patients with PHN with patient enrollment expected to begin in March 2015. We selected Nav1.7 as a drug target after we discovered that the Nav1.7 protein is deficient in the rare human disease called congenital indifference to pain, or CIP, where humans suffering from CIP are unable to feel pain. We have observed promising evidence of activity for TV-45070 in four Phase 2 proof-of-concept clinical trials, including two trials in the orphan disease erythromelalgia, or EM, one trial in PHN and one trial in dental pain, a form of nociceptive pain.

In December 2012, we entered into a collaborative development and license agreement with Teva, through its subsidiary, Ivax International GmbH, or Ivax, pursuant to which we granted Teva an exclusive worldwide license to develop and commercialize TV-45070. Prior to our entry into the collaborative development and license agreement with Teva, we submitted INDs to the FDA for oral TV-45070 for the indication of dental pain (July 2009) and topical TV-45070 for the indication of acute and chronic pain, including neuropathic and inflammatory pain (July 2010). Teva submitted an IND to the FDA for topical TV-45070 for the symptomatic treatment of OA (November 2013). Under the terms of the agreement, Teva made an upfront payment to us of $41.0 million. In addition, we are eligible to receive potential milestone payments totaling up to $335.0 million, comprised of a $20.0 million clinical milestone payment, up to $285.0 million in regulatory milestone payments, and a $30.0 million sales-based milestone payment. If TV-45070 is approved, we are also eligible to receive royalties in the low teens to the low twenties on net sales of the licensed products for the timeframe that such products are covered by the licensed patents and in certain other instances. We also have an option to co-promote products in the U.S.

GDC-0276 and Other Selective Inhibitors of Nav1.7 for the Treatment of Pain

In December 2011, we entered into a collaborative research and license agreement with Genentech and its affiliate, F. Hoffmann-La Roche Ltd, or Roche, to discover and develop selective oral inhibitors of Nav1.7 for the treatment of pain. Based on our discovery of Nav1.7 deficiency underlying CIP, we believe that Nav1.7 is a highly-validated target for the treatment of pain. Our Genentech collaboration is focused on discovering and developing selective oral Nav1.7 inhibitors, which is in contrast to our Teva partnership that is focused on developing a topical drug that targets a number of different sodium channels, including Nav1.7. The first small molecule, preclinical product candidate that was selected for development under our collaboration is GDC-0276. In September 2014, Genentech initiated a Phase 1 clinical trial for GDC-0276. The Phase 1 clinical trial has recently been expanded and is expected to complete enrollment in the second half of 2015. GDC-0276 is a selective, oral Nav1.7 small-molecule inhibitor being developed for the treatment of pain.

Under the terms of the agreement, Genentech paid us an upfront fee of $10.0 million, a $5.0 million milestone payment for the selection of GDC-0276 for development and an $8.0 million milestone payment upon the approval by Health Canada of the Clinical Trial Application, or CTA, for GDC-0276. We are also eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613.0 million, comprised of up to $45.5 million in preclinical and clinical milestone payments, up to $387.5 million in regulatory milestone payments, and up to $180.0 million in sales-based milestone payments for multiple products and indications. In addition, we are also eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter, plus a low single-digit percentage for large-molecule inhibitors of Nav1.7.

Chronic pain conditions, such as severe cancer pain and neuropathic pain, are generally recognized as unmet medical needs providing potential commercial opportunities for a new oral pain drug. Currently available pain drugs often have either a lack of meaningful pain relief or dose-limiting side effects for many patients. An orally administered selective Nav1.7 inhibitor could present a novel mechanism for the treatment of moderate to severe pain as a single agent or in combination with existing analgesics that work through different mechanisms.

Product Candidates in Discovery

Selective Small-Molecule Sodium Channel Inhibitors for the Treatment of Dravet Syndrome

We are developing selective inhibitors of the voltage-gated sodium channel Nav1.6 as a treatment for the orphan disease Dravet Syndrome, or DS. We have developed considerable expertise in voltage-gated sodium channel biology and have accumulated significant experience in the development of selective sodium channel inhibitors. We are leveraging this expertise and chemistry know-how for the development of selective inhibitors of Nav1.6 for the treatment of DS.

DS is a severe form of childhood epilepsy that typically causes mental retardation and, in approximately 10% of cases, premature death before the age of 12 years. The frequency of DS in the U.S. has been estimated to be one in 20,000 to 40,000 births, which, when applied to U.S. federal census data, correlates to approximately 7,500 to 15,000 patients with DS in the U.S.

With our collaborators from McGill University, we identified the genetic link between rare human epilepsy and mutations in the Nav1.1 gene. It is now estimated that approximately 80% of DS cases are believed to be due to mutations in one copy of the Nav1.1 voltage-gated sodium channel that cause a partial loss of Nav1.1 function. Nav1.1 plays a critical role in the normal functioning of inhibitory pathways in the brain. The lack of fully functioning Nav1.1 and inhibitory pathways allows the brain excitatory pathways to be unopposed resulting in the severe seizures of DS. The brain excitatory pathways are preferentially mediated by the voltage-gated sodium channel Nav1.6, and therefore if we are able to selectively inhibit Nav1.6 with a small-molecule compound, we expect to taper this neuronal excitation and thereby treat DS. To further support inhibiting Nav1.6 as a potential therapeutic approach to treat DS, published data have shown that seizures and premature death observed in a DS mouse model can be corrected when these animals are bred with a Nav1.6 knockout mouse.

DS is one of the most resistant epilepsies to treatment. Some benefit has been reported for drugs that increase the activity of the inhibitory brain pathways such as benzodiazepines and Stiripentol, while non-selective sodium channel blockers such as lamotrigine are contraindicated as they may worsen seizures due to further inhibition of Nav1.1. Other intractable childhood seizures that have been associated with genetically-linked partial loss of function of Nav1.1 or gain of function of Nav1.6 may benefit from a selective inhibitor of Nav1.6 include intractable childhood epilepsy with generalized tonic-clonic seizures and sporadic infantile epileptic encephalopathy.

Based on our experience and know-how in developing selective ion channel inhibitors, we have identified potent, selective Nav1.6 inhibitors. We have demonstrated efficacy for seizures in an animal model with such an inhibitor. We anticipate filing an IND for a drug candidate to treat DS in 2016. Given the orphan nature of this disorder, we believe that DS may represent an attractive opportunity for us to advance independently.

XEN801 for the Treatment of Acne

XEN801 is a selective, small molecule inhibitor of stearoyl Co-A desaturase, or SCD1 being developed for the treatment of moderate to severe acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. Mice deficient in SCD1 have a marked phenotype of sebaceous gland atrophy suggesting that inhibition of SCD1 activity in the skin may provide a novel treatment option for disorders of enlarged or overactive sebaceous glands, including acne. We have discovered and developed novel small-molecule SCD1 inhibitors to which we have sole rights. In multiple animal models, we have shown that our SCD1 inhibitors can reduce the size and number of sebaceous glands. XEN801 has demonstrated good properties for topical administration including formulation in a light gel and adequate skin penetration in multiple animal species.

XEN801 is currently in IND-enabling studies, and we anticipate filing an IND or IND equivalent application to initiate a Phase 1 trial in the second quarter of 2015 and initiating a proof-of-concept Phase 2 trial in the second half of 2015. We believe a selective, small-molecule inhibitor of SCD1 has therapeutic potential for skin disorders such as moderate to severe acne, seborrhoea and sebaceous hyperplasia.

Selective Small-Molecule Inhibitors of Targets for the Treatment of Cardiovascular Disease

We entered into a collaborative research and option agreement with Merck in June 2009 to discover novel targets and compounds for the treatment of cardiovascular disease using our Extreme Genetics discovery platform. In 2012, Merck exercised its option to obtain an exclusive license to a target for cardiovascular disease and compound inhibitors that were discovered during the research collaboration. The target, when inhibited, is predicted to provide a beneficial lipid profile with the goal of protecting from cardiovascular disease.

New Pipeline Opportunities

Given the commercial opportunity and the pharmaceutical industry’s interest in the pain market, we are using our Extreme Genetics discovery platform and specialized insights into the biology of pain to identify new drug targets for this common medical problem. We formed a second collaboration with Genentech in March 2014 for pain genetics, pursuant to which we intend to focus on rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. We believe these phenotypes may unlock new key molecular regulators of pain signaling in humans, which we will seek to validate as targets for new pain drugs. For example, we are analyzing CIP families that are not explained by Nav1.7 deficiency as well as families with severe pain phenotypes, such as paroxysmal extreme pain disorder, or PEPD, inherited EM and cluster headache.

In addition to our study of rare human disorders of extreme pain or the absence of pain, we are studying other rare disorders with extreme phenotypes that we believe could yield new drug targets in disorders where high medical need exists, such as neurological disorders like essential tremor.

In addition, given our expertise in ion channel drug discovery, we are also focusing our discovery efforts on the identification of ion channel targets where we believe novel selective inhibitors might represent significant therapeutic advances with a focus on orphan indications.

Our Strategy

Our goal is to build a self-sustaining, fully-integrated and profitable company that discovers, develops and commercializes innovative therapeutics, including novel selective ion channel inhibitors, by applying our expertise in the genetics of rare human diseases.

Since our inception, we believe we have operated in a capital-efficient manner to build our capabilities and assets through phased growth, expansion and value creation. Prior to our November 2014 initial public offering and concurrent private placement, our last equity financing was in 2006. From 2006 to November 2014, we funded our operations and expanded our platform, product pipeline and infrastructure through a strategy which combined the deployment of our own resources and the establishment of broadly enabling and well-structured pharmaceutical partnerships with industry leaders.

Our strategy includes:

•

Expanding our pipeline and advancing multiple discovery and development programs, focusing on orphan and niche disease market opportunities that we can independently develop and commercialize ourselves.

•	Selectively establishing additional partnerships enabling us to access large commercial indications while leveraging the benefits of those collaborations to expand our internal capabilities.
•	Further leveraging our discovery platform and insights into disease biology to identify novel targets and develop next-generation products.

Our Extreme Genetics Discovery Platform

Despite advances in medical sciences and the pharmaceutical industry’s understanding of diseases, research and development productivity in the industry has declined over the years. We believe that a contributor to this problem is the industry’s reliance on drug discovery approaches that are sometimes based on targets that do not necessarily have a major biological effect in humans. Consequently, it is fairly common for a pharmaceutical company to invest substantial time, resources and funds into drug development only to realize in late-stage clinical trials that a product candidate may be directed to a target that is either not biologically relevant to the disease or that may have diverse functions or effects in humans, thereby leading to poor efficacy or safety.

Our Extreme Genetics discovery platform enables us to identify drug targets that may be more biologically relevant in humans. Our platform is built on the foundation of identifying and studying rare individuals and families with severe phenotypes to discover single-gene defects that have major biological effects in humans. By studying these individuals and families with severe phenotypes, we can obtain critical insights into the genes underlying these diseases and their related biology to develop promising product candidates. We therefore are able to initiate our drug discovery with the advantage of having a greater understanding of the role of the drug target in human disease.

Our reliance on our Extreme Genetics discovery platform for target selection differs from other target selection methods commonly employed in the industry, such as in vitro cell biology and screening, tissue and differential expression studies, in vitro and animal based pharmacology and the use of animal models, such as gene knock-outs or animal transgenics. Some companies, however, do use human genetics to varying degrees to assist with target identification, such as approaches where larger populations of patients and controls are studied to define associations where a disease and single nucleotide polymorphisms, or SNPs, in certain genes are linked. While SNP associations allow the identifications of genes that show an association with a disease or may increase risk of disease, such associations differ from our Extreme Genetics discovery platform since they do not discover genes that are determinant or causal of a disease. By studying families with rare diseases where individuals present with severe phenotypes, we seek to isolate the genetic cause of such diseases. We then use this causal information as our primary methodology underlying our target discovery and selection.

The key components of our Extreme Genetics discovery platform include:

•

an established global network that has included more than 30 clinical collaborators in multiple countries, and which has provided us with access to rare individuals and families with severe phenotypes dispersed throughout the world;

•	clinical geneticists and genetic counselors with a deep understanding of clinical phenotypes. These experts identify the rare genetic disorders with severe phenotypes that we study;
•

years of experience and extensive know-how in successfully navigating through regulations in multiple countries in order to obtain the approvals necessary to collect and use detailed clinical information and DNA samples from individuals and families with severe phenotypes;

•	internal capabilities in genome sequencing, molecular biology and bioinformatics to enable identification of single-gene defects and validation of these as potential drug targets; and
•

expertise in small-molecule drug discovery to design promising product candidates that effectively modulate the identified drug targets. Our drug discovery capabilities include medicinal and synthetic chemistry, assay development and in vitro and in vivo pharmacology.

Our Extreme Genetics discovery platform has proven to be a valuable asset for our company over the years. It has led to a robust pipeline, including an approved product, two development programs, and three preclinical programs. Our platform has also allowed us to attract numerous collaborations with leading pharmaceutical companies, including Teva, Genentech, and Merck, that have in aggregate generated more than $150.0 million in non-equity funding through December 31, 2014 and provide us with research funding and the potential for more than $1.0 billion of research, development, regulatory and sales-based milestone payments, as well as royalties on net product sales.

A significant focus of our Extreme Genetics discovery platform has been human channelopathies, enabling us to develop strong capabilities in small molecule ion channel drug discovery. Our ion channel discovery capability is founded upon our understanding of the genetics of channelopathies combined with our proprietary biology and medicinal chemistry assets and know-how. We have been able to identify new binding sites on ion channels which, in turn, has led to the discovery of highly-selective voltage-gated ion channel inhibitors which may have safety and efficacy advantages over non-selective inhibitors.

While the pharmaceutical industry has shown significant interest in channelopathies, a general inability to target ion channels selectively with a pharmaceutical agent has been a limitation to the development of effective therapeutics. We believe we have developed a core competence in developing highly-selective small-molecule ion channel inhibitors, and we believe we can use this know-how to develop a pipeline of novel ion channel inhibitors for diseases in areas of high unmet medical need.

Programs

Glybera (alipogene tiparvovec): A Gene Therapy for the Orphan Disease LPLD

Glybera is a gene therapy product approved in the EU in October 2012 for the treatment of a subset of patients with the orphan lipid disorder lipoprotein lipase deficiency, or LPLD. Specifically, it is intended to treat LPLD in patients with severe or multiple pancreatitis attacks, despite dietary fat restrictions. LPLD is a severe metabolic disease of inadequate lipid metabolism, resulting in pancreatitis and in some cases, death. In collaboration with UBC, we demonstrated that humans with a variant of the LPL gene called LPLS447X resulted in increased LPL enzyme activity leading to reduced triglyceride levels. Under our sublicense and research agreement with uniQure, we collaborated with uniQure and UBC on preclinical activities, and thereafter uniQure developed a LPL gene therapy product, Glybera, which contains the LPLS447X variant. We believe that the introduction of the therapeutic LPLS447X gene through administration of Glybera provides a clinical benefit for LPLD patients.

Glybera is the first product whose active ingredient was derived from our platform to receive commercial approval and is the first gene therapy product to be approved in the EU or North America. The goal of Glybera therapy is to treat LPLD in order to achieve sustained improvement of clearance of triglyceride-rich lipid particles known as chylomicrons, and to significantly reduce the risk of pancreatitis attacks in patients suffering from multiple recurrent pancreatitis and abdominal pain events. Glybera was developed by our licensee, uniQure. In 2012, Glybera was approved in the EU for the orphan disorder LPLD to treat patients with severe or multiple pancreatitis attacks. In July 2013, uniQure announced that it had entered into a partnership with Chiesi for the commercialization of Glybera in the EU and more than a dozen other countries including Brazil, China, Mexico and Russia. We believe that Chiesi plans to launch Glybera in the first quarter of 2015 in Europe, and that uniQure is pursuing a U.S. product approval strategy with plans to file a BLA with the FDA following receipt of the results from a planned Phase 4 trial expected to begin in mid-2015. Glybera has received orphan drug designation for the treatment of LPLD in both the EU and the U.S. We are eligible to receive mid single-digit royalties on net sales of the licensed products, for sales made by uniQure and its affiliates. The royalty rates are reduced to a low single-digit for sales made by uniQure and its affiliates in countries where a licensed technology or a licensed product is not covered by a valid patent claim. With respect to uniQure’s sublicense to Chiesi, we are eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from Chiesi (for example upfront payments and milestone payments), a percentage in the low twenties of any royalties that uniQure receives from Chiesi based on sales of technology or products covered by the licensed patents, plus a mid single-digit percentage of certain further royalties that uniQure receives from Chiesi based on sales of our licensed technology or products after the expiration of all licensed patents covering the product.

About LPLD

Familial LPLD is a rare autosomal-recessive disorder of lipoprotein metabolism. LPLD is characterized by severe hypertriglyceridemia caused by the absence of LPL activity, and, as a consequence, certain triglyceride-rich lipoproteins accumulate in the plasma. The population frequency of LPLD in the U.S. has been reported to be approximately one in a million individuals by the National Library of Medicine.

LPLD typically manifests early in childhood, with repeated episodes of abdominal pain and acute pancreatitis that can be life-threatening. There is currently no approved gene therapy for LPLD in the U.S. The current management of LPLD consists of strict adherence to an extremely low-fat diet, but compliance with such a diet is challenging. Lipid-lowering drugs are generally not effective for treating LPLD. We believe effective therapeutic strategies are therefore needed for this condition.

About LPLS447X

Together with our collaborators at UBC and using our Extreme Genetics discovery platform, we demonstrated that the LPLS447X variant resulted in reduced triglyceride levels in humans, as this single-gene defect results in elevated LPL enzyme activity and we further demonstrated that LPLS447X in an adenovirus gene therapy could treat hypertriglyceridemia in animal models of LPLD.

Clinical Development of Glybera

In a scientific publication, a single dose of Glybera was well-tolerated with no material safety concerns and was demonstrated to reduce the incidence of acute pancreatitis and abdominal pain events over the two-year study period.

Commercialization of Glybera

In 2012, Glybera was approved in the EU for the orphan disorder LPLD to treat patients with severe or multiple pancreatitis attacks. In July 2013, uniQure announced that it had entered into a partnership with Chiesi for the commercialization of Glybera in the EU and more than a dozen other countries including Brazil, China, Mexico and Russia. We believe that Chiesi plans to launch Glybera in the first quarter of 2015 in Europe, and that uniQure is pursuing a U.S. product approval strategy with plans to file a BLA with the FDA following receipt of the results from a planned Phase 4 trial expected to begin in mid-2015. Glybera has received orphan drug designation for the treatment of LPLD in both the EU and the U.S.

TV-45070: A Small Molecule for the Treatment of Pain

TV-45070 (formerly XEN402) is a small-molecule inhibitor of the sodium channel Nav1.7 and other sodium channels, including those that are expressed in the pain-sensing peripheral nervous system. TV-45070 has potentially broad application in nociceptive pain, mediated by damage or injury to tissues, including the pain sensitivity caused by inflammation, and neuropathic pain mediated by damage, dysfunction, or injury of nerves. TV-45070 is partnered with Teva. Pursuant to the terms of the agreement, Teva is obligated to complete three Phase 2 or later stage clinical trials. Using a topical ointment formulation of TV-45070, Teva has initiated a 300-patient, randomized Phase 2b clinical trial in OA of the knee, and data are expected in the third quarter of 2015. Teva is also developing topical TV-45070 in neuropathic pain indications, and is planning a Phase 2b clinical trial in patients with PHN with patient enrollment expected to begin in March 2015.

We selected Nav1.7 as a drug target for pain after we discovered that the Nav1.7 protein is deficient in the rare human disease, CIP, where humans suffering from CIP are unable to feel pain. We have observed promising evidence of activity for TV-45070 in four Phase 2 proof-of-concept clinical trials, including two trials in the orphan disease erythromelalgia, or EM, one trial in PHN and one trial in dental pain, a form of nociceptive pain.In December 2012, we entered into a collaborative development and license agreement with Teva through its subsidiary Ivax, pursuant to which we granted Teva an exclusive worldwide license to develop and commercialize TV-45070. Under the terms of the agreement, Teva made an upfront payment to us of $41.0 million. In addition, we are eligible to receive potential milestone payments totaling up to $335.0 million, comprised of a $20.0 million clinical milestone payment, up to $285.0 million in regulatory milestone payments, and a sales-based milestone payment of $30.0 million. If TV-45070 is approved, we are also eligible to receive royalties in the low teens to the low twenties on net sales of the licensed products for the timeframe that such products are covered by the licensed patents and in certain other instances. We also have an option to co-promote products in the U.S. Prior to our entry into the collaborative development and license agreement with Teva, we submitted INDs to the FDA for oral TV-45070 for the indication of dental pain (July 2009) and topical TV-45070 for the indication of acute and chronic pain, including neuropathic and inflammatory pain (July 2010). Teva submitted an IND to the FDA for topical TV-45070 for the symptomatic treatment of OA (November 2013).

Discovery of TV-45070 and Mechanism of Action

Using our Extreme Genetics discovery platform, we discovered Nav1.7 by studying families with the rare disorder CIP. CIP patients are unable to feel pain for painful events including fractures, childbirth, osteomyelitis and OA, severe burns, ulcers, wounds and tooth abscesses. Based on this severe phenotype of absence of pain in humans with CIP, we predicted that the single-gene defect causing CIP could define an important novel human drug target for treating pain. We showed that defects in the CIP gene result in deficiency of the sodium channel Nav1.7.

Nav1.7 is highly expressed in peripheral nerves and transmits pain signals. We believe that inhibition of Nav1.7 may reduce these pain signals. TV-45070 was designed to be a non-selective small-molecule inhibitor of Nav1.7 such that it also can inhibit additional sodium channels, including those that we believe play a role in pain signaling. We believe this mixed sodium channel inhibition may enhance the potential efficacy of TV-45070 in chronic pain. TV-45070 is currently being developed as a topical product as its chemical properties are favorable for topical administration, including high local skin and underlying tissue concentrations with low plasma levels. With these properties, we believe we can target the site of generation of peripherally-based pain without unnecessarily exposing other tissues to significant levels of this compound. This is especially true for the central nervous system where we might expect to observe side-effects when multiple sodium channels are inhibited, such as sleepiness, nausea, and dizziness. We have demonstrated efficacy with this compound in multiple animal models for pain including both nociceptive and neuropathic pain models. Topical TV-45070 in animal models has been shown to exhibit anti-inflammatory properties and may be suited to peripherally-based inflammatory pain such as joint arthritic pain. The broad sodium channel inhibition of TV-45070 is in contrast to our selective inhibitors licensed to Genentech, which are selective for Nav1.7 and are being developed as oral formulations.

TV-45070 Clinical Development

Topical and oral formulations of TV-45070 have been studied in Phase 1 clinical trials in healthy volunteers and in four Phase 2 proof-of-concept clinical trials. A 300-patient, randomized Phase 2b clinical trial in OA is ongoing and future clinical development in post-herpetic neuralgia is planned.

TV-45070 Phase 1 Clinical Trials

In a topical Phase 1 study, 20 healthy volunteers were dosed once daily for 21 days with 4% and 8% ointment, placebo, a positive control and a 0.9% saline negative control. Topical TV-45070 was generally well tolerated with no clinically meaningful difference observed between cumulative skin irritation scores for 4% and 8% ointment, placebo and the negative saline control. The positive control as expected did show greater skin irritation; there were no serious adverse events, or SAEs, or deaths in this study. All adverse events were moderate or mild in severity with the majority of adverse events related to local skin reactions from the occlusive tape dressings. The most frequently reported adverse events which were not local skin reactions were headache, dizziness, fatigue and oropharyngeal pain. Importantly the average plasma concentrations of TV-45070 were low and, as would be expected, central nervous system side effects were not observed.

To better understand the systemic side effect profile of TV-45070, the drug was also dosed in Phase 1 single and multiple ascending dose studies using a simple liquid-filled capsule for oral administration. The single-ascending dose, or SAD, study was carried out in 38 healthy volunteers dosed up to 800 mg. The multi-ascending dose, or MAD, study was performed in 32 healthy volunteers who were dosed up to 400 mg twice daily for 5.5 days. The maximal tolerated dose, or MTD, for SAD study was 500 mg and dose-limiting toxicity included dizziness and drowsiness observed for the 800 mg single dose, which we believe indicates inhibition of central nervous system expressed sodium channels. The MTD in the MAD study was not achieved and occasional short-lived adverse events of mild to moderate dizziness and drowsiness were reported by some subjects for the 400 mg twice daily dose.

TV-45070 Phase 2 Proof-of-Concept Clinical Trials

We believe that TV-45070, if successfully developed and approved, may have broad market potential as a pain drug. The types of pain that CIP patients cannot perceive suggest that Nav1.7 may be involved in pain signaling for different types of painful stimuli including both nociceptive, such as inflammatory-based pain, and neuropathic pain. The current standards of care for such prevalent forms of pain often provide poor efficacy and dose increases to provide improved efficacy are often limited by poor tolerability including common side effects, such as nausea, dizziness and sleepiness. Certain anti-inflammatory pain medications, including those used to treat OA, have FDA black box warnings for gastrointestinal bleeding and cardiovascular events, both of which can be fatal. Despite currently available treatments for prevalent pain disorders, we believe that there may be subpopulations of pain patients with unmet medical needs, which topical TV-45070 may be able to address given its novel mechanism and local site of action. Given its novel mechanism, we also expect that topical TV-45070 could be used as either a single agent or in combination with other analgesics that work through different mechanisms.

Based on the potential broad utility of TV-45070, prior to our collaboration with Teva, we had conducted four Phase 2 proof-of-concept trials to explore the potential of TV-45070 as a treatment for both nociceptive and neuropathic pain, as well as providing evidence that TV-45070 can block the pain signaling mediated by Nav1.7.

These trials included an oral Phase 2 clinical trial in third molar tooth extraction; a topical Phase 2 clinical trial in postherpetic neuralgia; and two (one oral and one topical) Phase 2 clinical trials in the orphan indication EM. In contrast to the absence of pain in CIP, where Nav1.7 is deficient, over activity of Nav1.7, including genetic gain of function mutations that increase the Nav1.7 mediated pain signaling, can cause the spontaneous pain of primary EM. Primary EM is a condition of EM that is not caused by another disease or disorder. Furthermore, EM represents a high treatment hurdle as the majority of EM patients do not experience adequate pain relief from current drugs approved for the treatment of pain.

Oral TV-45070 Trial in Nociceptive Inflammatory Pain

We conducted a trial for third molar tooth extraction, which is an established acute inflammatory pain model. The data from this proof-of-concept trial support future development of TV-45070 for nociceptive pain indications, including OA.

We performed a randomized, double-blind, placebo-controlled, Phase 2 proof-of-concept trial in 61 healthy male subjects, of which, 41 subjects received a single oral 500 mg dose of TV-45070 and 20 subjects received placebo.

DESIGN	KEY SAFETY DATA	KEY EFFICACY DATA

● Double-blind, randomized, placebo-controlled ● 61 subjects randomized ● Single oral dose of 500 mg or placebo	● Safe and well tolerated ● The most frequently reported adverse events, or AEs, were nausea, dizziness, headache and drowsiness, which were mild or moderate in intensity ● No SAEs

●      The primary and secondary endpoints showed consistent trends in favor of reduced pain for TV-45070 versus placebo

●      The primary endpoint of TOTPAR-6 showed a separation between active and placebo but did not reach the pre-defined statistical significance for the trial

●      Certain secondary endpoints achieved statistical significance

●      In a post-hoc analysis, a significantly increased proportion of TV-45070-treated patients reported 30% or greater and 50% or greater reduction in their pain compared to placebo

The primary and all secondary endpoints showed consistent trends in favor of reduced pain for TV-45070 versus placebo.

The primary efficacy endpoint was the change in total pain relief at six hours post-dose, or TOTPAR-6. For this endpoint, TV-45070-treated subjects experienced greater pain relief compared to subjects who received placebo (p=0.171), although the difference did not achieve the pre-defined statistical significance for the trial of p=0.1. The figure below illustrates the greater pain relief of TV-45070 versus placebo and a greater separation between TV-45070 and placebo at subsequent observations, including 8, 10, and 12 hours, suggesting improved effect over time.

Multiple secondary endpoints were studied including Categorical Pain Relief Rating Scale, or REL, a numerical five-point scale ranging from no pain to complete pain and Pain Intensity Difference, or PID, compared to baseline. Certain secondary endpoints for the REL achieved predefined statistical significance for this trial.

An exploratory analysis not described within the study protocol submitted to the FDA demonstrated a statistically significant proportion of subjects on TV-45070 exhibited a 30% or greater (p<0.05) (see figure below) and 50% or greater (p<0.05) reduction in pain compared to placebo. These improvements were observed from approximately 1.5 to 19 hours post-dosing, suggestive of an extended clinical effect after a single oral dose.

The data from this proof-of-concept trial support future development of TV-45070 for nociceptive pain indications, including OA.

TV-45070 in Neuropathic EM Pain

TV-45070 has been studied in both a topical formulation and an oral formulation in small, exploratory Phase 2 proof-of-concept clinical trials in primary EM. EM is a disorder of severe neuropathic pain where, in certain families, mutations causing increased activity of the Nav1.7 sodium channel have been identified.  The disorder is characterized by recurrent flares of intense burning pain with redness of the skin in the feet, hands or both. The table below summarizes the results of these TV-45070 trials:

Oral Phase 2 EM Trial

DESIGN	KEY SAFETY DATA	KEY EFFICACY DATA
● Double-blind, randomized, placebo-controlled crossover ● Four primary EM patients randomized ● 400 mg or placebo was dosed twice daily for two days

●      Most common AEs were dizziness and drowsiness that ranged from mild (no interference in daily activities) to severe (significant interference in daily activities)

●      No SAEs or deaths, with the most frequently reported AEs being dizziness, headache, sedation and drowsiness

● A significant (42%) reduction in EM pain was observed in the three patients where pain was induced (p=0.014)

Topical Phase 2 EM Trial

DESIGN	KEY SAFETY DATA	KEY EFFICACY DATA

● Double-blind, randomized, placebo-controlled ● Eight primary EM patients randomized ● 8% ointment or placebo was dosed twice daily for two or three weeks

●      Safe and well tolerated

●      Low plasma exposures

●      No meaningful central nervous system side effects

●      No drug-related SAEs, or deaths, with local application site reactions being the most common drug-related AE reported

●      Three of seven patients (43%) on TV-45070 showed consistent clinically meaningful reductions in induced and daily pain compared to baseline

●      Four of six (67%) patients on TV-45070 who used rescue cooling showed a reduction in cooling usage compared to baseline

●      Six of seven (86%) patients on TV-45070 had an improvement in sleep interference scores compared to baseline

Oral TV-45070 Phase 2 Trial in EM

We conducted a small Phase 2 proof-of-concept trial with oral TV-45070 in patients with primary EM. This exploratory trial, which was published in the journal Pain, Goldberg, Y.P. et al Pain 153 (2012) 80-85, was a randomized, double-blind, placebo-controlled, two-period crossover design with four subjects comparing oral TV-45070 to placebo each administered twice per day for a duration of two days. In one treatment period, subjects received TV-45070 (400 mg bid), and in the other treatment period, subjects received placebo. The order in which the subjects received each treatment was randomized.

We developed a novel pain induction method for assessing the response of TV-45070 using an electric heater placed at a standardized distance from the subject’s feet. Three patients with episodic EM pain were subjected to heat or exercise on up to six occasions during each treatment period to induce a controlled painful flare. One patient who was in constant, severe pain was not induced. Mean total pain intensity scores were measured for the two hours following each pain induction over the two day treatment period with either TV-45070 or placebo. The amount of pain following induction was calculated by quantifying the area under the pain intensity curve for two hours following induction, or AUC0-2hrs.

Improvements in pain efficacy measures in all four subjects were observed, with statistically significant reductions in pain scores in the three subjects in whom pain was induced. The amount of pain in the two hours following induction was reduced by 21% (p = 0.011), 33% (p = 0.004) and 88% (p = 0.031) in these three patients, respectively. Overall, in these three subjects, pain was reduced by 42% on TV-45070, compared to placebo (p = 0.014). The subject who was in constant pain and was not induced, showed a mild reduction in pain at various time points during the TV-45070 dosing period.

In the following figure, these data are presented as a mean AUC0-2hrs for the three subjects as a percentage of placebo who underwent pain induction either by step exercise or by heat. A 42% reduction in the amount of induced pain was observed on average with TV-45070 compared to placebo (p=0.014). These data support our belief in the ability of TV-45070 to inhibit human Nav1.7 mediated pain signaling which supports the predicted mechanism of action.

Topical TV-45070 Phase 2 Trial in EM

We conducted a small Phase 2 proof-of-concept trial with TV-45070 ointment in patients with primary EM. This exploratory trial was a randomized, double-blind, placebo-controlled design with eight subjects (seven TV-45070 and one placebo) comparing 8% TV-45070 to placebo applied two times per day to the feet for a duration of 14 or 21 days. We evaluated multiple endpoints for each subject to increase our understanding of the effect of TV-45070, including the amount of pain in response to a heat stimulus, the frequency and duration of cooling to provide relief from their painful flares, changes in daily pain scores and the degree of sleep interference. Throughout the trial, TV-45070 plasma concentrations were low and TV-45070 was well-tolerated. Consistent with these low plasma levels, there was no treatment-related dizziness and drowsiness and there were no treatment-related SAEs. Dizziness and drowsiness are common side effects for many currently prescribed centrally-acting analgesics. Local application site reactions were the most common drug-related AEs observed.

In this trial, three of the seven (43%) TV-45070-treated subjects responded positively based on the magnitude and consistency of improvement across the measured efficacy parameters. While the four remaining TV-45070-treated subjects were considered to be non-responders based on their magnitude of response or inconsistent response or both, some improvements were seen in certain efficacy parameters, in particular, sleep and rescue cooling. Similarly, the placebo-treated subject did not show a consistent pattern of response.

Four of the seven (57%) subjects receiving TV-45070 treatment responded to the standard heat inductions compared to pre-treatment. Three of these seven (43%) subjects showed more than 50% improvements in their ability to tolerate and/or recover from the heat inductions. In addition, these three subjects demonstrated clinically meaningful improvements (a one-point, or 30% or greater reduction) in the level of daily pain experienced during the outpatient treatment period compared to pre-treatment. The remaining TV-45070-treated subjects and the placebo-treated subject responded inconsistently or demonstrated deteriorations in their responses compared to baseline.

EM patients may seek relief by immersing their limbs in cold or ice water to help manage their painful flares. If a patient uses less cooling when on TV-45070, this may indicate the product is reducing the number and/or intensity of their EM flares. Four of the six (67%) TV-45070-treated subjects who used cooling at baseline showed a reduction in cooling usage while on treatment. In contrast, the placebo-treated subject cooled for substantially longer during the outpatient period compared to pre-treatment.

Unlike the placebo-treated subject, subjects on TV-45070 used less rescue cooling compared to their baseline measurements. The amount of daily cooling usage, including cooling frequency and cooling duration, for subjects on TV-45070 or placebo as a percentage change from baseline is shown below. This small exploratory trial was not designed to reach statistical significance of p £ 0.05, and no such statistical significance was found.

EM flares often wake patients several times each night and an improvement in the sleep interference scores could indicate that TV-45070 may reduce the number and/or intensity of the flares during sleep. Six of the seven (86%) subjects receiving TV-45070 treatment showed improvements in their daily sleep interference scores during treatment compared to baseline, with three subjects demonstrating at least 50% improvements. In five of the six (83%) subjects this was associated with less or no cooling usage. The placebo-treated subject also demonstrated a reduction in sleep interference; however, as with the daily pain scores, the interpretation of this response is confounded by the greater cooling usage by this subject.

Although we and Teva have evaluated the opportunity to develop TV-45070 as a treatment for EM, Teva is currently focused on the development of TV-45070 for larger market opportunities, including OA and PHN, and has no current development plans for TV-45070 in EM.

Topical TV-45070 Trial in Postherpetic Neuralgia, or PHN

We conducted a Phase 2 proof-of-concept trial of topical TV-45070 in 70 PHN patients. Patients enrolled into the study had refractory PHN and their average disease duration was 76.6 months. This study was a double-blind, placebo-controlled, crossover trial where topical TV-45070 was administered twice daily with each patient receiving either TV-45070 or placebo for three weeks, then after a washout period, the subjects received the alternative treatment.

DESIGN	KEY SAFETY DATA	KEY EFFICACY DATA

● Double-blind, randomized, placebo-controlled, cross-over ● 70 subjects randomized ● 8% ointment or placebo administered twice daily for three weeks

●      Safe and well tolerated

●      The most frequent AEs (greater than 5% frequency) included local application site reactions, nasopharyngitis and urinary tract infections, or UTIs

●      Fewer related treatment emergent AEs for TV-45070 (18%) versus placebo (30%)

●      Low plasma exposure

●      No meaningful central nervous system side effects

●      Less application site pain for TV-45070 (16% placebo versus 3% TV-45070) and pruritus, or itch, (13% placebo versus 3% TV-45070)

●      No drug-related SAEs

●      There was a reduction in the primary efficacy endpoint (change from baseline in mean daily pain score) for TV-45070 and placebo, but the difference between treatments was not statistically significant

●      Significantly increased proportion of TV-45070-treated patients reported 30% or greater (p=0.049) and 50% or greater (p=0.0078) reduction in their pain compared to placebo

●      A retrospective exploratory analysis not described in the study protocol showed that a significant increased proportion of TV-45070-treated patients reported 30% or greater improvement in sleep (p=0.034) compared to placebo

Topical TV-45070 was well-tolerated with no drug-related SAEs. No drug-related centrally mediated side effects of dizziness and drowsiness were observed in this study. In addition, while on topical TV-45070, PHN patients reported reduced site application pain (3% TV-45070 versus 16% placebo) and less pruritus, or itch, (3% TV-45070 versus 13% placebo) compared to while on placebo treatment. Chronic itch is an important co-morbidity for many PHN patients. The most frequently reported AEs included local application site reactions, nasopharyngitis and UTIs.

There was a reduction in the primary efficacy endpoint (change from baseline in mean daily pain score) for TV-45070 and placebo, but the difference between treatments was not statistically significant. Multiple secondary endpoints were studied, including the proportion of subjects achieving at least 30% and 50% improvements in pain, the use of rescue analgesic medications, and the change in Daily Sleep Interference Scale score. A greater proportion of subjects on TV-45070 experienced a clinically meaningful reduction in their pain during the trial, which is a 30% or greater reduction in pain. A statistically significant larger proportion of subjects on topical TV-45070 exhibited a 30% or greater (p=0.049) and a 50% or greater (p=0.0078) reduction in pain compared to placebo. A greater proportion of subjects on topical TV-45070 exhibited a statistically significant 30% or greater (p=0.034) improvement in sleep compared to placebo. Importantly, a slight trend to reduced use of rescue pain medication in the responders on TV-45070 was observed, suggesting rescue use did not explain the improved efficacy response in these subjects. These data support the development of topical TV-45070 as a treatment for PHN.

TV-45070 demonstrated a statistically significant increase in the proportion of clinically meaningful responders (30% or greater and 50% or greater reduction in pain) compared to placebo.

There is a relatively common genetic variant of Nav1.7 called the R1150W gene variant. We estimate that this variant has a frequency of 6% to 30% in different ethnic populations. Publications have reported that subjects with this variant who suffer from various painful disorders, including OA, report a greater amount of pain compared to those subjects who do not have this variant. Peripheral nervous system cell-based assays suggest this variant increases the activity of the Nav1.7 channel and the number of resultant nerve signaling action potentials. This increased activity may explain why patients with this variant feel more pain.

We genotyped the PHN trial subjects for R1150W status to explore if the variant could predict a greater likelihood of response to TV-45070 due to its inhibition of NAV1.7. In our PHN trial there were eight carriers of this R1150W variant who were among the evaluable subjects. Of these carriers, five out of eight (63%) had a 30% or greater reduction in their pain when on topical TV-45070. Although it was not a pre-selected endpoint of the trial, a trend towards greater response to TV-45070 was observed in R1150W-carriers versus non-carriers. Due to these observations, stratification of subjects for R1150W is planned for Teva’s upcoming Phase 2bclinical trial of TV-45070 in PHN.

A larger proportion of Nav1.7 R1150W-carriers had a clinically meaningful 30% or greater response to TV-45070 than non-carriers.

Future Development Plans for TV-45070

We are collaborating with Teva on the development of topical TV-45070. Our agreement with Teva requires them to complete three Phase 2 or later stage clinical trials. Using a topical (ointment) formulation of TV-45070, Teva has initiated a 300-patient, randomized Phase 2b clinical trial in OA of the knee, and data are expected in the third quarter of 2015. Teva is also developing topical TV-45070 in neuropathic pain indications, and is currently planning a Phase 2b clinical trial in patients with PHN with patient enrollment expected to begin in March 2015..

Development of Topical TV-45070 for the Treatment of OA

Based on clinical proof-of-concept data of TV-45070 in the completed clinical trial of third molar tooth extraction, an established pain model of nociceptive pain, Teva has selected to develop topical TV-45070 for the treatment of nociceptive pain in knee OA and a randomized Phase 2b study is ongoing. The rationale supporting the development of TV-45070 in OA includes:

•	Clinical proof-of-concept was observed with TV-45070 in the third molar extraction model of nociceptive pain.
•	In preclinical models, topical TV-45070 has exhibited an ability to penetrate the knee joint and reside locally at relatively high concentrations while maintaining low plasma concentrations.
•	We have identified a CIP patient with Nav1.7 deficiency and painless late stage OA of the knee.
•	Published data for the R1150W variant suggest a role of Nav1.7 in OA pain.
•	Application of TV-45070 to the human torso in Phase 1 and Phase 2 clinical trials to date showed low systemic exposure of TV-45070, which may in turn reduce systemic adverse events.
•

Central nervous system, or CNS, side effects were not observed in the topical PHN trial due to low plasma levels, which we believe is a benefit given evidence that OA patients have shown poor compliance with products that trigger common CNS side effects.

•

Injections of lidocaine, a weak blocker of sodium channels, into human knee joints provides short term relief from OA pain providing pharmacological validation that a sodium channel inhibitor can provide relief from OA pain.

Teva filed an IND application with the FDA in November 2013 and, in the first quarter of 2014, commenced a Phase 2b single knee OA clinical trial. The trial is being conducted at approximately 35 U.S. sites and is a randomized, double-blind, placebo controlled study. Teva plans to enroll 300 patients who will be randomized to receive either placebo, 4% or 8% topical TV-45070. Patients will apply the treatment twice a day to the affected knee for four weeks.

The primary efficacy endpoint is the change from baseline to the last five days of treatment in average evening pain intensity in the treated knee when walking on a flat surface, as measured using the Western Ontario and McMasters Universities Arthritis Index, or WOMAC, scale. Secondary endpoints include the full WOMAC pain subscale, responder rates for 30% and 50% improvement in average evening pain intensity, the percentage of patients who are responders per Outcome Measures in Rheumatoid Arthritis Clinical Trials-Osteoarthritis Research Society International, or OMERACT-OARSI, criteria at week four, other quality of life assessments and various safety and pharmacokinetic analyses.

Exploratory efficacy analyses will also include stratification of the patients based on their R1150W status to evaluate the response to TV-45070 in the presence of this Nav1.7 variant.

We anticipate top line data from this study to be available in the third quarter of 2015 and, if positive, Teva plans to initiate a Phase 3 clinical trial.

About Osteoarthritis Pain

OA is a degenerative disorder that affects joints, most often the knees, hands, hips, spine and feet. It is characterized by the gradual deterioration of the cartilage in the joint often with joint space narrowing. The major symptom of OA is progressive pain, which may lead to stiffness and loss of mobility, as well as swelling around the joints. It has been estimated that approximately 9% of the U.S. population have pain associated with OA, which translates into approximately 28 million patients.

Arthritic pain, including OA, is generally thought to have an inflammatory component and is often treated with anti-inflammatory pain medicines, which work by inhibiting the effects of inflammatory molecules, such as prostaglandins. Acetaminophen and non-selective non-steroidal anti-inflammatory drugs, or NSAIDs, are generally considered the first-line therapy for OA. Non-selective NSAIDs are often replaced by selective NSAIDs that inhibit cyclooxygenase-2, or COX-2, for those individuals at risk of upper gastrointestinal, or GI, adverse reactions including bleeding, ulcers and perforation. If allowed to progress, these GI adverse events can be fatal and NSAID drugs have a FDA black-box warning for these reactions. Although the COX-2 selective inhibitors have a reduced risk of GI adverse reactions, they also have an increased risk of cardiovascular events that can be fatal. This cardiovascular risk led to some COX-2 products being withdrawn from the market and the addition of a black-box warning for such cardiovascular events. Despite limitations, these anti-inflammatory drugs are widely used in OA patients and provide relief from mild to moderate pain. Patients with severe symptomatic OA who fail to respond to these drugs often have joint replacement surgery and may require narcotics or injections of anesthetic agents into the arthritic joint while waiting for such surgery. We believe that the adverse effects associated with narcotics, especially in the elderly, and the difficulty of injections into the joint, combined with the large number of patients with moderate to severe OA, provide a significant market opportunity for a product with a novel mechanism, such as topical TV-45070. We believe that TV-45070 may avoid many of the efficacy limitations and adverse effects observed with acetaminophen, non-selective NSAIDS, COX-2 inhibitors and narcotics.

Development of Topical TV-45070 for the Treatment of Neuropathic Pain Indications

Teva is also developing topical TV-45070 for neuropathic pain disorders, including PHN. Teva expects to initiate patient enrollment in a Phase 2b clinical trial in PHN in March 2015. The rationale supporting the development of TV-45070 in PHN, includes:

•	We observed efficacy findings in our PHN Phase 2 proof of concept trial.
•	We observed improved responder rates for carriers of the R1150W variant in our PHN Phase 2 proof of concept trial.
•	Topical TV-45070 has exhibited an ability to penetrate the skin of PHN patients and reside locally, in both the skin and underlying tissue, at relatively high concentrations.
•	Application of TV-45070 to the human torso in Phase 1 and Phase 2 clinical trials to date resulted in low systemic exposure of TV-45070, which may reduce systemic adverse events.
•

CNS side effects were not observed in the topical PHN trial due to low plasma levels, which we believe is a benefit given evidence that PHN patients have shown poor compliance with products that trigger common CNS side effects.

•	Topical TV-45070 in the PHN Phase 2 proof-of-concept trial reduced the incidence of itch compared to placebo.
•	Lidocaine, a weak sodium channel blocker, provides relief of PHN pain and is approved and widely used for this indication.

Teva has an IND with the FDA for the development of TV-45070 as a treatment of neuropathic pain, and is currently planning a Phase 2b clinical trial in patients with PHN with patient enrollment expected to begin in March 2015. The anticipated completion date for the PHN Phase 2b trial is in mid-2016.

The Phase 2b clinical trial in PHN will be a randomized, double-blind, placebo controlled, multi-site study to evaluate the efficacy and safety of TV-45070 in patients with PHN. The study will include three treatment groups to receive doses of 4% or 8% of TV-45070 or placebo, dosed twice daily. Approximately 330 patients will be enrolled in the study. Patients will be stratified into treatment groups based on their R1150W status, a genetic pain biomarker believed to be related to pain susceptibility. The primary endpoint of this study is the change from baseline to week 4 in the numeric rating scale, or NRS, scores. Secondary endpoints include additional pain measurement scores at specified daily time points, the percentage of patients with greater than 30% and greater than 50% improvement in pain scores, quality of life measurements and adverse events measurements.

About Postherpetic Neuralgia

PHN is a painful complication of Herpes zoster infection, occurring particularly in patients above the age of 50. Herpes zoster, otherwise known as shingles, generally manifests as a painful skin rash with blisters in a limited area on one side of the body. Pain can occur both before and during the rash, and can also persist after the infection has resolved. PHN is defined as pain that persists for 120 days or longer after the onset of rash. It is estimated that the annual incidence of Herpes zoster is between 230 and 630 cases per 100,000 people, with PHN occurring in approximately 20% of cases, resulting in approximately 200,000 PHN patients in the U.S.

Like other forms of neuropathic pain, there is a need for improved treatments for PHN. The current leading drugs used to treat PHN suffer from low efficacy for many patients and common dose limiting side effects. It has been reported that 30% to 50% of PHN patients achieve a 30% to 50% improvement in their pain with these agents. Currently prescribed treatments include Pfizer’s Lyrica, and generic forms of gabapentin, both of which target the same mechanism. Common side effects for these drugs include sleepiness, dizziness, blurred vision, edema and weight gain.

GDC-0276 and Other Selective Inhibitors of Nav1.7 for the Treatment of Pain

In December 2011, we entered into a collaborative research and license agreement with Genentech and its affiliate, Roche, to discover and develop selective oral inhibitors of Nav1.7 for the treatment of pain. Based on our discovery of Nav1.7 deficiency underlying CIP, we believe that Nav1.7 is a highly-validated target for the treatment of pain. Our Genentech collaboration is focused on discovering and developing selective oral Nav1.7 inhibitors, which is in contrast to our Teva partnership that is focused on developing a topical drug that targets a number of different sodium channels, including Nav1.7.

The first small-molecule, preclinical product candidate that was selected for development under our collaboration is GDC-0276. In September 2014, Genentech initiated a Phase 1 clinical trial for GDC-0276. The Phase 1 clinical trial has recently been expanded and is expected to complete enrollment in the second half of 2015. GDC-0276 is a selective, oral Nav1.7 small-molecule inhibitor being developed for the treatment of pain.

To study the effects of targeting Nav1.7 for the treatment of pain, we developed an animal model of inherited EM, or IEM, by expressing human Nav1.7 carrying a known IEM mutation in mice. These mice demonstrate a greater sensitivity to pain. As shown in the figure below, with a single dose of GDC-0276, these mice have fewer pain events demonstrating the ability of GDC-0276 to inhibit Nav1.7 in vivo.

Under the terms of the agreement, Genentech paid us an upfront fee of $10.0 million, a $5.0 million milestone payment for the selection of GDC-0276 for development and an $8.0 million milestone payment upon the approval by Health Canada of the CTA for GDC-0276. We are also eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613.0 million, comprised of up to $45.5 million in preclinical and clinical milestone payments, up to $387.5 million in regulatory milestone payments, and up to $180.0 million in sales-based milestone payments for multiple products and indications. In addition, we are eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter, plus a low single-digit percentage for large-molecule inhibitors of Nav1.7.

Chronic pain conditions, such as severe cancer pain and neuropathic pain, are generally recognized as unmet medical needs providing potential commercial opportunities for a new oral pain drug. Currently available pain drugs often have either a lack of meaningful pain relief or dose limiting side effects for many patients. An orally administered selective Nav1.7 inhibitor could present a novel mechanism for the treatment of moderate to severe pain as a single agent or in combination with existing analgesics that work through different mechanisms. This mechanism contrasts with our non-selective sodium channel inhibition approach taken with TV-45070. We believe that the selective inhibition of Nav1.7 may lower the potential for dose-limiting central nervous system side-effects and allow for an improved side-effect profile for oral administration of such an inhibitor, which could potentially allow for the treatment of pain that has a central or deep tissue component, including cancer pain and neuropathic pain.

Product Candidates in Discovery

Selective Small-Molecule Sodium Channel Inhibitors for the Treatment of Dravet Syndrome

We are developing selective inhibitors of the voltage-gated sodium channel Nav1.6 as a treatment for the orphan disease DS. We have developed considerable expertise in voltage-gated sodium channel biology and have accumulated significant experience in the development of selective sodium channel inhibitors. We are leveraging this expertise and chemistry know-how for the development of selective inhibitors of Nav1.6 for the treatment of DS.

DS is a severe form of childhood epilepsy that typically causes mental retardation and, in approximately 10% of cases, premature death before the age of 12 years. The frequency of DS in the U.S. has been estimated to be one in 20,000 to 40,000 births, which, when applied to U.S. federal census data, correlates to approximately 7,500 to 15,000 patients with DS in the U.S.

With our collaborators from McGill University, we identified the genetic link between rare human epilepsy and mutations in the Nav1.1 gene. It is now estimated that approximately 80% of DS cases are believed to be due to mutations in one copy of the Nav1.1 voltage-gated sodium channel that cause a partial loss of Nav1.1 function. Nav1.1 plays a critical role in the normal functioning of inhibitory pathways in the brain. The lack of fully functioning Nav1.1 and inhibitory pathways allows the brain excitatory pathways to be unopposed resulting in the severe seizures of DS. The brain excitatory pathways are preferentially mediated by the voltage-gated sodium channel Nav1.6 and therefore if we are able to selectively inhibit Nav1.6 with a small-molecule compound, we expect to taper this neuronal excitation and thereby treat DS. To further support inhibiting Nav1.6 as a potential therapeutic approach to treat DS, published data has shown that seizures and premature death observed in a DS mouse model can be corrected when these animals are bred with a Nav1.6 knockout mouse.

DS is one of the most resistant epilepsies to treatment. Some benefit has been reported for drugs that increase the activity of the inhibitory brain pathways such as benzodiazepines and Stiripentol, while non-selective sodium channel blockers such as lamotrigine are contraindicated as they may worsen seizures due to further inhibition of Nav1.1. Other intractable childhood seizures that have been associated with genetically-linked partial loss of function of Nav1.1 or gain of function of Nav1.6 may benefit from a selective inhibitor of Nav1.6 include intractable childhood epilepsy with generalized tonic-clonic seizures and sporadic infantile epileptic encephalopathy.

Based on our experience and know-how in developing selective ion channel inhibitors, we have identified potent, selective Nav1.6 inhibitors and have demonstrated efficacy for seizures in an animal model with such an inhibitor. We anticipate filing an IND for a drug candidate to treat DS in 2016. Given the orphan nature of this disorder, we believe that DS may represent an attractive opportunity for us to advance independently.

XEN801 for the Treatment of Acne

XEN801 is a selective, small molecule inhibitor of SCD1 being developed for the treatment of moderate to severe acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. Mice deficient in SCD1 have a marked phenotype of sebaceous gland atrophy suggesting that inhibition of SCD1 activity in the skin may provide a novel treatment option for disorders of enlarged or overactive sebaceous glands, including acne. Published literature studying animals deficient in skin SCD1 have shown that these animals have lower levels of certain lipids produced by sebaceous glands, increased levels of retinoic acid, and increased levels of retinoic acid induced proteins including greatly elevated expression of Lipocalin-2, or LCN2, a gene which transcribes neutrophil gelatinase-associated lipocalin, or NGAL. NGAL has been shown to mediate sebaceous gland cell death and may also have antibacterial properties. LCN2 is also highly upregulated and NGAL levels increased in a human sebaceous gland cell line treated with a SCD1 inhibitor. Published reports on isotretinoin, an approved acne treatment, also support the theory that isotretinoin’s therapeutic effects are achieved in part through increasing levels of NGAL.

We have discovered and developed novel small-molecule SCD1 inhibitors to which we have sole rights. In multiple animal models, we have shown that our SCD1 inhibitors can reduce the size and number of sebaceous glands. XEN801 has demonstrated good properties for topical administration including formulation in a light gel and adequate skin penetration in multiple animal species.

In preclinical mouse models, XEN801 applied topically showed reduction in the size of sebaceous glands in the underlying skin in a time and dose dependent manner.

In these preclinical mouse efficacy studies, at the vehicle treated sites, numerous normally sized lipid loaded sebaceous glands are visible whereas only very small sebaceous glands with hardly any visible lipids are present at the XEN801 treated sites. These reductions are visible after two days of twice-daily treatment and reached statistical significance after seven days (data presented in the above figure), reverting to normal levels once the treatment is stopped. Skin areas distant from the XEN801 treated sites exhibit no changes in sebaceous glands which is consistent with the observed low plasma concentrations of XEN801 and the high local concentrations found in the skin at the treated sites.

We believe these properties support the local treatment of acne and other dermatological disorders with topical XEN801 by decreasing the size of the sebaceous glands, while leaving the skin in other areas unaffected and not exposed unnecessarily to high drug concentrations.

XEN801 is currently in IND-enabling studies, and we anticipate filing an IND or IND equivalent application to initiate a Phase 1 trial in the second quarter of 2015 and we anticipate initiating a proof-of-concept Phase 2 trial in the second half of 2015. We believe a selective, small-molecule inhibitor of SCD1 has therapeutic potential for skin disorders such as moderate to severe acne seborrhoea and sebaceous hyperplasia.

About Acne

Acne is a multifactorial disease of the pilosebaceous unit, which are skin structures consisting of a hair follicle and its associated sebaceous gland. Increased levels of androgens, such as testosterone, which occurs during puberty cause an enlargement of the sebaceous gland that increases the amount of sebum, a naturally occurring oil, production. Acne develops as a result of blockages in the hair follicles due to the sebaceous glands becoming clogged with excess sebum and dead skin cells. Under these conditions, the bacteria proprionibacterium acnes can multiply and cause the noticeable inflammatory lesions. We believe that topically applied SCD1 inhibitors will treat acne at its root cause by reducing the underlying sebaceous gland enlargement and reducing sebum production.

With its association with the onset of puberty, acne prevalence peaks in late adolescence and is estimated to affect 40 to 50 million people in the U.S, of which there are approximately 11 million and 1.2 million individuals with moderate and severe acne, respectively.

Milder forms of acne are normally treated with over the counter products such as those containing benzoyl peroxide whereas moderate and severe forms of acne are often treated with the prescription drug isotretinoin. Isotretinoin is effective with the majority of patients reporting an improvement and approximately 50% of patients reporting remission of their acne. Scientific studies have shown that isotretinoin can cause apoptosis, a form of cell death, in sebaceous glands thereby reducing sebum production.

Isotretinoin treatment has been associated with relatively common side effects including thin and dry skin, hair loss, severe acne flares, blood lipid and liver enzyme elevations. However, the most significant adverse event of isotretinoin is birth defects if taken by women during pregnancy or even a short time before conception due to its teratogenic potential. In 2005, the FDA approved a risk management plan for isotretinoin called iPLEDGE. Under this program, general practitioners are prohibited to prescribe isotretinoin and patients are referred to dermatologists registered and activated in the iPLEDGE program. In addition, patients are also required to register and qualify for the iPLEDGE program. Isotretinoin can only be dispensed for a 30-day supply (no refills) by a registered pharmacy.

We believe that a safer alternative drug (without an onerous risk mitigation plan) that potently reduces sebum production may be a significant treatment option for moderate to severe acne.

Selective Small-Molecule Inhibitors of Targets for the Treatment of Cardiovascular Disease

We entered into a collaborative research and option agreement with Merck in June 2009 to discover novel targets and compounds for the treatment of cardiovascular disease using our Extreme Genetics discovery platform. In 2012, Merck exercised its option to obtain an exclusive license to a target for cardiovascular disease and compound inhibitors that were discovered during the research collaboration. The target, when inhibited, is predicted to provide a beneficial lipid profile with the goal of protecting from cardiovascular disease.

New Pipeline Opportunities

Given the commercial opportunity and the pharmaceutical industry’s interest in the pain market, we are using our Extreme Genetics discovery platform and specialized insights into the biology of pain to identify new drug targets for this common medical problem. We formed a second collaboration with Genentech in March 2014 for pain genetics, where we intend to focus on rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. We believe these phenotypes may unlock new key molecular regulators of pain signaling in humans, which we will seek to validate as targets for new pain drugs. For example, we are analyzing CIP families that are not explained by Nav1.7 deficiency as well as families with severe pain phenotypes such as PEPD, inherited EM and cluster headache.

In addition to our study of rare human disorders of extreme pain or the absence of pain, we are also studying other rare disorders with extreme phenotypes that we believe could yield new drug targets in disorders where high medical need exists, such as neurological disorders like essential tremor. Given our expertise in ion channel drug discovery, we are also focusing our discovery efforts on the identification of ion channel targets where we believe novel selective inhibitors might represent significant therapeutic advances with a focus on orphan indications.

Strategic Alliances

Agreement with uniQure for Glybera

Effective August 2000, we entered into a sublicense and research agreement with uniQure (formerly Amsterdam Molecular Therapeutics); pursuant to which we granted to uniQure an exclusive, worldwide sublicense under certain intellectual property controlled by us to develop and commercialize technology and compounds related to the variant of LPL, called LPLS447X. Together with collaborators from UBC, we demonstrated that the LPLS447X variant resulted in increased LPL enzyme activity leading to reduced triglyceride levels in humans. Under our sublicense and research agreement with uniQure, we collaborated with uniQure and UBC on preclinical activities, and thereafter uniQure developed an LPL gene therapy product, Glybera, which contains the LPLS447X variant. Glybera was approved in the EU in October 2012 to treat LPLD in patients with severe or multiple pancreatic attacks despite dietary fat restrictions. uniQure conducted the clinical trials and is responsible for the commercialization of Glybera.

Under the terms of the agreement, we are eligible to receive mid single-digit royalties on net sales of the licensed products, for sales made by uniQure and its affiliates. The royalty rates for sales made by uniQure and its affiliates are reduced to a low single-digit in countries where the licensed technology and products are not covered by a valid patent claim. Such royalties are payable until the expiration of the last licensed patent from UBC. In July 2013, uniQure announced that it had entered into a partnership with Chiesi for the commercialization of Glybera in the EU and more than a dozen other countries including Brazil, China, Mexico and Russia. We believe that Chiesi plans to launch Glybera in the first quarter of 2015 in the EU and that uniQure is pursuing a U.S. product approval strategy with plans to file a BLA with the FDA following receipt of the results from a planned Phase 4 trial expected to begin in mid-2015. With respect to uniQure’s sublicense to Chiesi for the commercialization of Glybera in the EU and more than a dozen other countries including Brazil, China, Mexico and Russia, we are eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from Chiesi (including, for example, upfront payments and milestone payments), a percentage in the low twenties of any royalties that uniQure receives from Chiesi based on sales of technology or products covered by the licensed patents, plus a mid single-digit percentage of certain further royalties that uniQure receives from Chiesi based on sales of our licensed technology or products after the expiration of all licensed patents covering the licensed technology or products during the period expiring ten years after the date of the first sale by or on behalf of Chiesi. If uniQure grants a sublicense to a third party other than to Chiesi, then we are eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from such sublicensee (for example upfront payments and milestone payments), plus a percentage in the low twenties of any royalties that uniQure receives from such sublicensee based on sales of technology or products covered by the licensed patents.

We are eligible to receive certain additional milestone payments of less than CAD$1.0 million for Glybera and for each subsequent product, if any, developed pursuant to the agreement with uniQure. We, in turn, have certain payment obligations to our licensor, UBC, based on amounts received from uniQure or otherwise based on the exploitation of the licensed intellectual property.

Our sublicense agreement with uniQure expires on the date of the expiration of the UBC license agreement. Either party may terminate the agreement in the event of the other party’s default under the agreement that remains uncured for 20 days after receipt of notice from the non-breaching party.

Agreement with UBC

Effective August 2000, we entered into a license agreement with UBC pursuant to which UBC granted to us an exclusive, worldwide license under UBC’s interest in certain intellectual property controlled by UBC to develop and commercialize technology and compounds in the field of gene therapy, including products that related to the variant of LPL, called LPLS447X.

Under the terms of the agreement, UBC is eligible to receive certain pre-commercial milestone payments. UBC is also eligible to receive a mid single-digit percentage of certain compensation that we receive based on sublicenses granted by us to a third party relating to the licensed technology or products, including in connection with our sublicensing agreement with uniQure for LPLS447X.

Through December 31, 2014, we have paid to UBC upfront fees and milestone payments totaling CAD$230,000 and are obligated to pay a certain additional milestone payment of approximately CAD$200,000 for Glybera and further milestone payments of CAD$322,500 for each subsequent product, if any, developed pursuant to our sublicensing agreement with uniQure.

Our license agreement with UBC expires on the date of the expiration of the last patent granted under such license. In the event that our sublicense with uniQure is terminated, we may terminate the agreement with 30 days advance notice to UBC. Either party may terminate the agreement in the event of the other party’s default under the agreement that remains uncured for 30 days after receipt of notice from the non-breaching party, and UBC may terminate without such cure period in the event of certain types of breach by us.

Agreement with Teva for TV-45070

In December 2012, we entered into a collaborative development and license agreement with Teva, through its subsidiary, Ivax, pursuant to which we granted Teva an exclusive worldwide license to develop and commercialize certain products, including TV-45070.

Under the terms of the agreement, Teva paid us an upfront fee of $41.0 million. We are collaborating with Teva to further develop TV-45070, and Teva is funding all development costs with respect to the licensed products. Teva is providing funding to us for certain of our full-time equivalents, or FTEs, performing the research collaboration plan. In addition, we are eligible to receive potential milestone payments totaling up to $335.0 million, comprised of a $20.0 million clinical milestone payment, up to $285.0 million in regulatory milestone payments, and a $30.0 million sales-based milestone payment. If TV-45070 is approved, we are also eligible to receive royalties in the low teens to the low twenties on net sales of the licensed products for the timeframe ending upon the latest of (a) expiration of the last valid claim of a licensed patent covering the product, (b) the date on which such product loses market exclusivity and (c) the 10th anniversary of first commercial sale, in each case on a country-by-country basis.

We have an option to a 20% to 30% co-promotion interest for products incorporating TV-45070 in the U.S. Our exercise of this option is subject to meeting objective financial conditions, staffing requirements and compliance standards to be determined in Teva’s reasonable discretion in accordance with standard industry practice. Our co-promotion option is exercisable upon the filing of the first new drug application, or NDA, for a TV-45070 product with the FDA and we will be obligated to pay an opt-in fee to Teva, which is calculated by multiplying our co-promotion interest (as a percentage) by the amount of certain milestones paid or payable by Teva, to which is added certain past and future development costs incurred by Teva with respect to the product for the U.S. Our co-promotion interest is in the 20% to 30% range, and equals our percentage share of detailing activities and co-promotion expenses. Such opt-in fee is payable as a reduction to the milestone payments or our share of operating profits that Teva would otherwise owe to us or a combination of the two. If we exercise this option, upon paying an opt-in fee to Teva, we will be eligible to receive, in lieu of royalties with respect to such product sales in the U.S., a percentage share (equal to our co-promotion interest) of operating profits from such product sales in the U.S.

Our agreement with Teva expires on the date of the expiration of all payment obligations to us under the agreement. Teva may terminate the agreement with 60 days advanced written notice to us after at least three Phase 2 (or later stage) clinical trials have been completed or in the event that safety or efficacy issues arise in the development of the licensed products. Either party may terminate the agreement in the event of the other party’s material breach which remains uncured for 90 business days. In certain termination circumstances, we would receive licenses to Teva intellectual property relating to TV-45070 clinical development and regulatory filings. If patents within such Teva intellectual property cover the TV-45070 product, then Teva is eligible to receive royalties from us based on a percentage of net product sales, within the mid single-digit range.

Pursuant to the terms of our agreement with Teva, an affiliate of Teva purchased 1,111,111 common shares in our initial public offering, based upon the initial public offering price of $9.00 per share.

Agreements with Genentech for GDC-0276 and Selective Inhibitors of Nav1.7 and Pain Genetics

In December 2011, we entered into a collaborative research and license agreement with Genentech and its affiliate, Roche, to discover and develop small and large molecules that selectively inhibit the Nav1.7 sodium channel and companion diagnostics for the potential treatment of pain. Pursuant to this agreement, we granted Genentech a worldwide exclusive license to develop and commercialize compounds directed to Nav1.7 and products incorporating such compounds for all uses. We also granted Genentech a worldwide non-exclusive license to diagnostic products for the purpose of developing or commercializing such compounds.

Under the terms of the agreement, Genentech paid us an upfront fee of $10.0 million, a $5.0 million milestone payment for the selection of GDC-0276 for development and an $8.0 million milestone payment upon the approval by Health Canada of the CTA for GDC-0276. Genentech is providing funding to us for certain of our full-time equivalents, or FTEs, performing the research collaboration plan. In addition, we are eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613.0 million, comprised of up to $45.5 million in preclinical and clinical milestone payments, up to $387.5 million in regulatory milestone payments, and up to $180.0 million in sales-based milestone payments for multiple products and indications. In addition, we are eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis.

Our agreement with Genentech expires on the date of the expiration of all payment obligations to us under the agreement. Genentech may terminate the agreement with three months advance notice anytime on or after the third anniversary of the effective date of the agreement, and each party may terminate the agreement in the event of a material breach by the other party that remains uncured after 90 days. In the event that Genentech terminates the agreement due to our breach, Genentech retains its licenses and its payment obligations to us are reduced. In the event that we terminate the agreement due to Genentech’s breach, the rights and licenses granted to Genentech revert back to us, subject to certain rights to make and use certain large-molecule product candidates that are retained by Genentech, and Genentech is obligated to assign certain regulatory approvals and grant certain licenses to us to enable us to develop and commercialize certain terminated products outside of the collaboration.

In March 2014, we entered into an additional agreement with Genentech for pain genetics, where we intend to use our Extreme Genetics discovery platform to focus on identifying genetic targets associated with rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. Pursuant to the terms of this agreement, any intellectual property arising out of the collaboration will be jointly owned by us and Genentech. We have also granted Genentech a time-limited, exclusive right of first negotiation on a target-by-target basis to form joint drug discovery collaborations. Under the terms of this agreement, Genentech paid us an upfront payment of $1.5 million and we are eligible for an additional $2.0 million in milestone payments. The agreement terminates upon the expiration of Genentech’s time-limited, exclusive right of first negotiation which shall be exercisable for two years. Genentech may terminate the agreement with three months advance notice anytime on or after the 12 month anniversary of the effective date of the agreement, and each party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days. Furthermore, pursuant to the terms of a common share put agreement, an affiliate of Genentech, Roche Finance Ltd., invested approximately $4.5 million in a private placement concurrent with our initial public offering at the same price per share as the initial public offering.

Agreement with Merck for Cardiovascular Disease

In June 2009, we entered into an exclusive collaborative research and option agreement with Merck, pursuant to which the parties conducted a research program to discover and develop novel small-molecule candidates for the potential treatment of cardiovascular disease. Merck provided payments to us for our FTEs who performed our activities pursuant to the research program conducted under the Merck agreement. The Merck collaborative research program ended in December 2012.

Under the terms of the agreement, Merck had the option to obtain an exclusive license under certain intellectual property controlled by us to develop and commercialize compounds and products directed to targets in the research program, which has now expired. In June 2012, Merck exercised its option and paid us $2.0 million to obtain such a worldwide exclusive license to develop and commercialize compound inhibitors of a target that was identified using our Extreme Genetics discovery platform. Through December 31, 2014, we have received milestone payments and an option fee totaling $9.0 million, and we are eligible for further research, development and regulatory milestone payments of up to $64.0 million, comprised of $21.0 million in preclinical and clinical milestone payments and up to $43.0 million in regulatory milestone payments for products directed to the licensed target, as well as royalties from the mid to high single-digit range in countries where such products are covered by a valid composition or method of use claim of a Xenon or Merck patent or, if not covered by such claims, royalties in the mid single-digit range for ten years after first commercial sale of such products.

We have an option to co-fund the Phase 1 and first Phase 2 clinical trials of product candidates licensed by Merck by paying Merck 50% of such development costs. Such co-funding option is available at the IND-filing stage for the applicable product candidate. If we exercise our co-funding option then the maximum eligible milestone amounts due to us increase to $86.5 million and the royalties increase to the high single-digit to the sub-teen double-digit range.

Our agreement with Merck expires on the date of the expiration of all royalty payment obligations to us under the agreement. Merck has the right to terminate the agreement upon providing certain notices to us. Each party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days after notice of such breach. In the event that Merck terminates the agreement due to our breach, the licenses granted to Merck survive and becomes fully paid up. In the event that we terminate the agreement due to Merck’s breach, the licenses granted to Merck terminate.

Intellectual Property

As part of our business strategy, we generally file patent applications disclosing and claiming the drug targets and their novel uses that we identified with the use of our Extreme Genetics discovery platform, novel compositions that modulate such targets, methods of making and using such compositions and various therapeutic formulations of such compositions that cover our product candidates. In some cases, we also file claims on screening assays as well as compositions and methods for use in diagnosing certain diseases. We generally file applications in the U.S., Canada, the EU and other commercially significant foreign jurisdictions. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

As of December 31, 2014, we owned, co-owned or licensed 51 issued or allowed U.S. patents and approximately 25 pending U.S. patent applications, including provisional and non-provisional filings. We also owned, co-owned or licensed an additional 567 pending and granted counterpart applications worldwide, including 129 country-specific validations of 11 European patents.

We have in-licensed from UBC patent applications and patents related to Glybera, and methods of making and using Glybera. These include European Patent No. 1,200,117, Japanese Patent No. 5,095,894, Canadian Patent No. 2,370,081 and pending U.S. Patent Application No. 14/324,151. European Patent No. 1,200,117, Japanese Patent No. 5,095,894 and Canadian Patent No. 2,370,081, are expected to expire in June 2020 (absent any extensions of term); U.S. Patent Application No. 14/324,151, if issued, is expected to expire in 2020 (absent any extensions of term). In addition, U.S. Patent No. 6,814,962, related European Patent No. 763,116, and pending counterpart U.S. Patent Application No. 13/584,203 have composition claims directed to various recombinant viruses containing LPL coding sequences and methods of using such viruses to treat various pathologies, and various other related patents and applications claiming priority to PCT/FR1995/00669 are directed to the preparation of recombinant viruses and uses in gene therapy, all of which are expected to expire in 2015 (absent any extensions of term).

As of December 31, 2014, we owned seven issued U.S. patents and six pending U.S. patent applications related to TV-45070, and methods of making and using this and certain related compounds. The issued patents are expected to expire between 2026 and 2030 (absent any extensions of term). In addition, we have 50 foreign issued patents (exclusive of European patent national validation) and filed 123 corresponding applications in various foreign jurisdictions relating to TV-45070.

As of December 31, 2014, we, together with Genentech, co-owned two allowed U.S. patent applications, two pending U.S. patent applications and 26 pending counterpart patent applications worldwide relating to GDC-0276 and methods of making and using this and certain related compounds. Any patents issuing from these applications are expected to expire in 2033 (absent any extensions of term).

We may obtain patents on our novel compositions before we obtain marketing approval for product candidates containing such compositions. Because patents are only valid for a limited period, and the life of a particular patent may begin prior to the commercial sale of the related product, the commercial value of any patent is limited. However, in certain circumstances, we may be able to seek patent term extensions for patents in the U.S. and in a number of European countries, compensating in part for delays in obtaining marketing approval, but we cannot be certain we will obtain such extensions.

Further, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize any product candidate covered by such a patent. Third parties may have or obtain rights to other patents that could be used to prevent or attempt to prevent us from commercializing our product candidates. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from commercializing our product candidates unless we were able to obtain a license under such patents, which may not be available on commercially reasonable terms or at all.

In the conduct of our business, we may infringe patents or other proprietary rights of third parties. If we do infringe such patents or other proprietary rights, we could be prevented from developing or selling products or from using the processes covered by those patents, could be required to pay substantial damages or could be required to obtain a license from the third party to allow us to use their technology, which may not be available on commercially reasonable terms or at all. If we are not able to obtain a required license or develop alternative technologies, we may be unable to develop or commercialize some or all of our products, and our business could be adversely affected.

Much of our scientific capabilities depend upon the knowledge, experience and skills of key scientific and technical personnel. To protect our rights to our proprietary know-how and technology, we require all our employees, consultants and advisors to enter into confidentiality agreements that require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants and advisors in the course of their service to us.

We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. Although we believe our patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. We and our collaborators may not be able to develop patentable product candidates or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or to our collaborators. In certain cases where we have licensed rights to our intellectual property to our collaborators, such collaborators have assumed control of the prosecution and maintenance of the intellectual property portfolio related to such licensed rights. If our collaborators fail to adequately prosecute or maintain any portion of our licensed intellectual property, the competitive advantage and value of our intellectual property portfolio may be reduced. For more information, see “Risk Factors—Risks Related to Our Intellectual Property Rights.”

We own a number of trademarks and intend to develop names for our product candidates and as appropriate seek to secure trademark protection for them, including domain name registration, in relevant jurisdictions.

Research and Development

We have committed, and expect to continue to commit, significant resources to developing new product candidates. We have assembled experienced research and development teams at our Burnaby, British Columbia location with scientific, clinical and regulatory personnel. As of December 31, 2014, we had 53 employees primarily engaged in research and development. Of these employees, 23 hold a Ph.D. degree or M.D. (or equivalent) degree. From time to time we engage individuals on a contractual basis for limited time periods. Our research and development expenses for the years ended December 31, 2014, 2013 and 2012 were $11.8 million, $12.3 million and $10.5 million, respectively.

Manufacturing

We currently rely, and expect to continue to rely, on third parties and our collaborators for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Accordingly, we have not internally developed any manufacturing facilities or hired related personnel.

To date, we have obtained materials for our product candidates from multiple third-party manufacturers. We believe that all of the materials required for the manufacture of our product candidates can be obtained from more than one source. However, the manufacturing processes for each of our product candidates, which include large and small-molecules, vary and sourcing adequate supplies may be made more difficult depending on the type of product candidate involved. Our small-molecule product candidates generally can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. This chemistry generally is amenable to scale-up and does not require unusual equipment in the manufacturing process.

Competition

The biotechnology and pharmaceutical industries are highly competitive and are characterized by rapidly advancing technologies and a strong emphasis on proprietary products. While we believe that our technology, development experience, scientific knowledge and drug discovery approach provide us with certain advantages, we face potential competition in target discovery and product development from many different approaches and sources, including pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates or products that we or our collaborators successfully develop and commercialize will compete with existing products and new products that may become available in the future.

With respect to target discovery activities, competitors and other third parties, including academic and clinical researchers, may be able to access rare families and identify targets before we do.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of alternative products, the level of competition and the availability of coverage and adequate reimbursement from government and other third party payers.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payers seeking to encourage the use of generic products.

Aside from the product marketplace, our competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, recruiting patients for clinical trials, and by acquiring technologies complementary to, or necessary for, our programs.

Our products and product candidates may compete with various therapies and drugs, both in the marketplace and currently under development.

Glybera (alipogene tiparvovec) Competition

There are no approved gene therapies currently on the market for LPLD. The current management of LPLD consists of strict adherence to an extremely low-fat diet, but compliance with such a diet is challenging. Lipid-lowering drugs are generally not effective for treating LPLD. We are not aware of any other drugs or therapies currently in development that treat LPLD by using the LPL sequence containing the LPLS447X genetic variant or otherwise.

TV-45070 and GDC-0276 Competition

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics and pregabalin. We are also aware of clinical-stage development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors for the treatment of pain, including Bioline Rx Ltd., Biogen Idec through its recently announced intention to acquire Convergence Pharmaceuticals Limited, Dainippon Sumitomo Co., Ltd. and Pfizer, Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors and P2X purinoceptor 3 inhibitors.

Government Regulation

We are developing both small-molecule and large-molecule product candidates. Our small-molecule product candidates are regulated as drugs by the FDA. The gene therapy product, Glybera, will be regulated by the FDA as a biologic. Within the FDA, the Center for Drug Evaluation and Research, or CDER, regulates drugs and the Center for Biologics Evaluation and Research, or CBER, regulates biological products. Drugs and biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal, provincial, state, local and foreign statutes and regulations. Biological products are also subject to regulation under the Public Health Service Act, or PHS Act. Both the FD&C Act and the PHS Act, as applicable, and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, advertising and other promotional practices involving drugs and biological products. FDA approval must be obtained before clinical testing of drugs or biological products is initiated, and each clinical study protocol for such product candidates is reviewed by the FDA prior to initiation in the U.S. FDA approval also must be obtained before marketing of drugs and biological products in the U.S. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, provincial, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. In particular, ethical, social and legal concerns about genetic testing, genetic research and gene therapy could result in additional regulations restricting or prohibiting the processes we may use in discovering and developing our products candidates and in manufacturing and marketing Glybera and any other gene therapy products we or our collaborators may develop. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Drug Development Process

The process required by the FDA before a drug or biological product may be marketed in the U.S. generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an application for an IND, which must become effective before human clinical studies may begin;
•

performance of adequate and well-controlled human clinical studies according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product for its intended use;

•

submission to the FDA of an NDA for drug products or a BLA for biological products for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with good manufacturing practices, or GMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the NDA or BLA; and
•	FDA review and approval of the NDA, or licensure of the BLA.

Before testing any drug or biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Clinical studies involve the administration of the drug or biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain AEs should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug or biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2. The drug or biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe subjects in studies of gene therapy products for potential gene therapy-related delayed AEs for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the drug or biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final drug or biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug or biological product candidate does not undergo unacceptable deterioration over its shelf life.

Human gene therapy products are a new category of therapeutics, and studies of gene therapy products are subject to certain regulatory requirements in addition to those set forth above including certain requirements of the National Institutes of Health.

U.S. Review and Approval Processes

After the completion of clinical studies of a drug or biological product, FDA approval of an NDA or a BLA must be obtained before commercial marketing of the drug or biological product, respectively. The NDA or BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or a BLA or supplement to an NDA or a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug or biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a substantial user fee. PDUFA also imposes an annual product fee for drugs and biologics and an annual establishment fee on facilities used to manufacture prescription drugs or biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews an NDA or BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any marketing application that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA reviews the application to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the application without a REMS, if required.

Before approving an NDA or a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements. To assure GMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the marketing application, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the application identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post-approval clinical studies, sometimes referred to as Phase 4 clinical studies, designed to further assess a product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

One of the performance goals agreed to by the FDA under the PDUFA is to complete its review of 90% of standard NDAs and BLAs within ten months from filing and 90% of priority NDAs and BLAs within six months from filing, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the application sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Fast Track Designation

The FDA has various programs, including Fast Track, which are intended to expedite the process for reviewing drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to expedite the FDA’s review of drugs that treat serious or life-threatening diseases or conditions and fill unmet medical needs. Under the Fast Track process, drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists, may also receive priority review by the FDA, or review within six months of the filing of an NDA compared to a traditional review time of ten months. Although Fast Track and priority review do not affect the standards for approval of a drug, for Fast Track designated drugs, the FDA will also attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug, to expedite such drug’s review and development. Although FDA has granted fast track designations to TV-45070 for EM and to Glybera for LPLD, such designations may not result in a faster development or review time, do not increase the odds of approval, and may be rescinded at any time if these drug candidates do not continue to meet the qualifications for these programs.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Both Glybera and TV-45070 have received orphan drug designation from the FDA. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for such drug for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar, but not identical, benefits, including up to ten years of exclusivity.

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, provincial, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of drug and biological products continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to drug and biological products, include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After an NDA or BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of drug and biological products.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Drug and biological product manufacturers and other entities involved in the manufacture and distribution of approved drug or biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Under the Hatch-Waxman Amendments, a drug product containing a new chemical entity as its active ingredient is entitled to five years of market exclusivity, and a product for which the sponsor is required to generate new clinical data is entitled to three years of market exclusivity. A drug or biological product can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product. On April 10, 2013, President Obama released his proposed budget for fiscal year 2014 and proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity for reference biologics due to minor changes in product formulations, a practice often referred to as “evergreening.” The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

Additional Regulation

In addition to the foregoing, provincial, state and federal U.S. and Canadian laws regarding environmental protection and hazardous substances affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

U.S. Foreign Corrupt Practices Act and Canadian Corruption of Foreign Public Officials Act

The U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act, to which we are subject, prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We can also be held liable for the acts of our third party agents under the Canadian Corruption of Foreign Public Officials Act.

Government Regulation Outside of the U.S.

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, for example, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

The requirements and process governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application, or MAA. The application used to file the NDA or BLA in the U.S. is similar to that required in the EU, with the exception of, among other things, country-specific document requirements. The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the EU can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Glybera has received orphan drug designation for the treatment of LPLD in the EU.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	The second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	The applicant consents to a second orphan medicinal product application; or
•	The applicant cannot supply enough orphan medicinal product.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government programs such as Medicare or Medicaid, managed care plans, private health insurers, and other organizations. These third-party payers may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Third-party payers may attempt to control costs by limiting coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication, and by limiting the amount of reimbursement for particular procedures or drug treatments.

The cost of pharmaceuticals and devices continues to generate substantial governmental and third party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Some third-party payers also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payers, that coverage or an adequate level of reimbursement will be available or that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.

Healthcare Reform

In the U.S. and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs.

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The Medicare Modernization Act expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a new reimbursement methodology based on average sales prices for physician administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class under the new Medicare Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payers.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, as amended, or PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, PPACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners and a significant number of provisions are not yet, or have only recently become, effective. Although it is too early to determine the full effect of PPACA, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. For example, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We expect that PPACA, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

In addition, different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may be marketed only once a reimbursement price has been agreed upon. Some of these countries may require, as condition of obtaining reimbursement or pricing approval, the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

Other Healthcare Laws and Compliance Requirements

In the U.S., the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, provincial, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with fraud and abuse laws such as the federal Anti-Kickback Statute, as amended, the federal False Claims Act, as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The federal Anti-Kickback Statute prohibits any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the recently enacted PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs in at least some cases, and do not contain safe harbors.

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s label), and allegations as to misrepresentations with respect to the services rendered. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, provincial, state and third party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several new federal crimes, including healthcare fraud, and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. For example, HIPAA and its implementing regulations established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

There are also an increasing number of state “sunshine” laws that require manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. In addition, beginning in 2013, a similar federal requirement began requiring manufacturers to track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The federal government will disclose the reported information on a publicly available website beginning in 2014. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-approval requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Environmental Matters

Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, provincial and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

Employees

As of December 31, 2014, we had 74 employees, including 66 full-time employees. Of our employees, 53 were primarily engaged in research and development, and 23 of whom hold a Ph.D. or M.D. (or equivalent) degree. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $4.3 million for the year ended December 31, 2012, and had an accumulated deficit of $103.7 million as of December 31, 2014.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. We have not generated any royalty revenue from product sales and our product candidates will require substantial additional investment before they will provide us with any product royalty revenue.

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•	continue our research and preclinical and clinical development of our product candidates;
•	expand the scope of our clinical studies for our current and prospective product candidates;
•	initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•

make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland;

•	maintain, protect and expand our intellectual property portfolio;

•

establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and for which we have maintained commercial rights;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

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

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. To date, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales other than from sales of Glybera under our license to uniQure Biopharma B.V., or uniQure, for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if Glybera or any of our future products, if any, once approved, fails to achieve market acceptance or adequate market share, we may never become profitable. Although we were profitable for the years ended December 31, 2014 and 2013, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

•	completing research, preclinical and clinical development of our product candidates;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•

commercializing products for which we obtain regulatory and marketing approval, either with a collaborator or, if launched independently, by establishing sales, marketing and distribution infrastructure;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	obtaining market acceptance of products for which we obtain regulatory and marketing approval as therapies;
•	addressing any competing technological and market developments;
•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and the market demand for any approved products in the future;

•	developing a sustainable, scalable, reproducible, and transferable manufacturing processes for any of our products approved in the future;
•	maintaining, protecting, expanding and enforcing our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implementing additional internal systems and infrastructure, as needed; and
•	attracting, hiring and retaining qualified personnel.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2014, we incurred approximately $11.8 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our current product and product candidates.

Our current cash and cash equivalents and marketable securities, including the net proceeds from our November 2014 initial public offering and concurrent private placement are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number and characteristics of the future product candidates we pursue;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, and conducting preclinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•

the cost of future commercialization activities, including activities required pursuant to our option to co-promote TV-45070, if exercised by us, and the cost of commercializing any future products we develop independently that are approved for sale;

•	the cost of manufacturing our future products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, Glybera, and our future products, if any.

We are unable to estimate the funds we will actually require to complete research and development of our product candidates or the funds required to commercialize any resulting product in the future.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report and research funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 to 24 months.

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

As of February 28, 2015, approximately 73% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars and we expect this trend to continue.

Prior to December 31, 2014, our functional currency was the Canadian dollar. On January 1, 2015, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of the changes in the primary economic environment in which we operate. As a result, changes in the exchange rate between the Canadian dollar and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, to the extent that foreign currency-denominated (i.e., non-U.S. dollar) monetary assets do not equal the amount of our foreign currency denominated monetary liabilities, foreign currency gains or losses could arise and materially impact our financial statements. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

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

Under the terms of our license agreement with uniQure, we rely on uniQure, or its sublicensees, to market Glybera and to obtain regulatory approval of Glybera. In July 2013, uniQure announced that it had granted to Chiesi Farmaceutici, S.p.A., or Chiesi, an Italian pharmaceutical firm, an exclusive license to commercialize Glybera in the European Union, or the EU, and certain other countries outside of North America and Japan. Despite the efforts of uniQure and Chiesi, Glybera may not gain market acceptance among physicians, patients, healthcare payers and the medical community. The commercial success of Glybera will depend on a number of factors, including:

•	establishment and demonstration of clinical efficacy and safety and acceptance of the same by the medical community;
•	commercialization of competing products;
•	sufficient commercial supply of Glybera;
•	cost-effectiveness of Glybera;
•	the availability of coverage and adequate reimbursement from third parties, including governmental payers, managed care organizations, and private health insurers;
•	the relative cost, safety and efficacy of therapies that exist now or may be developed in the future;
•	whether the product can be manufactured in commercial quantities at acceptable cost;
•	marketing and distribution support for Glybera;
•	the effect of current and future healthcare laws;
•	the acceptance of gene therapies as a class of treatment; and
•	any market or regulatory exclusivities applicable to the product.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price; the effectiveness of alternative products; the level of generic competition; and the availability of coverage and adequate reimbursement from government and other third-party payers.

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected by decisions made by insurers or other third party payers.

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

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics and pregabalin. We are also aware of clinical-stage development programs at several pharmaceutical and biotechnology companies that are targeting Nav1.7 inhibitors to develop products to treat various pain indications, including Bioline Rx Ltd., Biogen Idec Inc. through its recently announced intention to acquire Convergence Pharmaceuticals Limited, Dainippon Sumitomo Co., Ltd. and Pfizer, Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications. We are not aware of any drugs or therapies currently approved specifically for treating primary erythromelalgia, or EM.

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

We have no experience in Phase 3 and later stage clinical development, and related regulatory requirements or the commercialization of products. uniQure controls and has been responsible for the development and commercialization of Glybera, Teva Pharmaceutical Industries Ltd., or Teva, is responsible for the on-going clinical development of TV-45070, and Genentech Inc., or Genentech, is responsible for the ongoing clinical development of GDC-0276. Accordingly, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to selectively develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

•	execute our clinical development plans for later-stage product candidates;
•	obtain required regulatory approvals in each jurisdiction in which we will seek to commercialize products;
•	build and maintain appropriate sales, distribution and marketing capabilities;
•	gain market acceptance for our future products, if any; and
•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization activities.

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

Glybera has been approved for commercial sale in the EU by the EMA. Our collaborator for TV-45070, Teva, is based in Israel and a significant portion of the research and development activities. under our collaboration with Teva are performed outside of North America. If we continue to engage in significant cross-border activities, we will be subject to risks related to international operations, including:

•	different regulatory requirements for maintaining approval of drugs and biologics in foreign countries;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in North America;
•

tighter restrictions on privacy and the collection and use of data, including genetic material, may apply in jurisdictions outside of North America, where we find some of the families with individuals that exhibit the severe phenotypes that we study; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If any of these issues were to occur, our business could be materially harmed.

U.S. Holders of our shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we do not believe that we were a PFIC for the taxable years ended December 31, 2014 and 2013, although we could be a PFIC in one or more subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurance regarding our PFIC status for the future taxable years.

If we are a PFIC for any subsequent year, U.S. Holders of our common shares may suffer adverse tax consequences. Gains realized by non-corporate U.S. Holders on the sale of our common shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our common shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. Holders.

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

We actively evaluate various strategic transactions on an ongoing basis and may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures or investments in complementary businesses. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with collaborators or suppliers as a result of such a transaction;
•	unanticipated liabilities related to acquired companies;
•	difficulties integrating acquired personnel, technologies and operations into our existing business;
•	retention of key employees;
•	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses; and
•	possible write-offs or impairment charges relating to acquired businesses.

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

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, EMA or other regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
•	we or our collaborators may be unable to demonstrate to the satisfaction of the FDA, EMA or other regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or other regulatory authorities for approval;
•	we, or our collaborators, may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA, EMA or other regulatory authorities may disagree with our or our collaborators’ interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, or other submission or to obtain regulatory approval in the U.S. or elsewhere;

•

the FDA, EMA or other regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; and

•

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

Clinical trials can be halted or delayed for a variety of reasons, including those related to:

•	side effects or adverse events in study participants presenting an unacceptable safety risk;
•	inability to reach agreement with prospective contract research organizations, or CROs, and clinical trial sites, or the breach of such agreements;
•	failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements;
•

delay or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	a requirement to undertake and complete additional preclinical studies to generate data required to support the submission of an NDA;
•	inability to enroll sufficient patients to complete a protocol, particularly in orphan diseases;
•	difficulty in having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with drug product or drug substance storage and distribution;
•	adding new clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our preclinical studies and clinical trials; and
•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

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

If our product candidates are not shown to be both safe and effective in clinical trials, we will not be able to obtain regulatory approval or commercialize these product candidates and products. In such case, we would need to develop other compounds and conduct associated preclinical testing and clinical trials, as well as potentially seek additional financing, all of which would have a material adverse effect on our business, growth prospects, operating results, financial condition and results of operations.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. Patient enrollment for clinical trials for orphan and niche indications and for more prevalent conditions is affected by factors including:

•	severity of the disease under investigation;
•	design of the study protocol;
•	size of the patient population;
•	eligibility criteria for the study in question;
•	perceived risks and benefits of the product candidate under study;
•	proximity and availability of clinical study sites for prospective patients;
•	availability of competing therapies and clinical studies;
•	efforts to facilitate timely enrollment in clinical studies; and
•	patient referral practices of physicians.

The limited patient populations in orphan and niche indications present significant recruitment challenges for clinical trials. For example, studies estimate the prevalence of LPLD to be approximately 1:1,000,000 and the prevalence of Dravet Syndrome, or DS, to be 7,500-15,000 patients in the U.S. Many of these patients may not be suitable or available for clinical trials. This means that we or our collaborators generally will have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether.

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

We work with scientific advisors and collaborators at academic research institutions in connection with our Extreme Genetics discovery platform. These scientific advisors serve as our link to the various families with extreme phenotypes in that these advisors may:

•	identify families as potential candidates for study;
•	obtain their consent to participate in our research;
•	perform medical examinations and gather medical histories;
•	conduct the initial analysis of suitability of the families to participate in our research based on the foregoing; and
•	collect data and biological samples from the family members periodically in accordance with our study protocols.

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

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that any of our proprietary product candidates will be approved. For any future products for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel to or develop alternative sales channels;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization.

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

For any approved product, we will need to ensure continued compliance with extensive regulations and requirements regarding the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with current good manufacturing practices, or cGMP, and current good clinical practices, or cGCP, for any clinical trials that we or our collaborators conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on any post-approval clinical trials;
•

refusal by the FDA, EMA or another applicable regulatory authority to approve pending applications or supplements to approved applications filed by us or our collaborators, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations.

If the market opportunities for any product that we or our collaborators develop are smaller than we believe they are, our revenue may be adversely affected and our business may suffer.

We intend to focus our independent product development on treatments for rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population in specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the U.S. or elsewhere. For example, studies estimate the prevalence of LPLD to be approximately 1:1,000,000, and the prevalence of Dravet Syndrome, or DS, to be 7,500-15,000 patients in the U.S. These estimates may prove to be incorrect. If the prevalence of such diseases is smaller than we have projected, then, even if our products are approved, we may not be able to successfully commercialize them.

Even if we or our collaborators receive approval to commercialize our products, unfavorable pricing regulations and challenging third-party coverage and reimbursement practices could harm our business.

Our or any collaborators’ ability to commercialize any products successfully will depend, in part, on the extent to which coverage and reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans, and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we or any collaborator commercialize and, if reimbursement is available, the level of reimbursement. In addition, coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

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

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a licensure framework for follow-on biologic products;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Glybera and our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payers, coverage, an adequate level of reimbursement might not be available for such products and third-party payers’ reimbursement policies might adversely affect our or our collaborators’ ability to sell Glybera and any future products profitably.

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

In most foreign countries, particularly those in the EU, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies.

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

As a result of our dependence on Teva, the eventual success or commercial viability of TV-45070 is largely beyond our control. The financial returns to us, if any, depend in large part on the achievement of development and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on Teva’s performance under the agreement. We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Teva, including:

•	adverse decisions by Teva or the Joint Development Committee regarding the development and commercialization of TV-45070;
•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;
•	loss of significant rights if we fail to meet our obligations under the agreement;
•	our limited control over clinical trials of TV-45070;
•	changes in key management personnel at Teva, including in members of the Joint Development Committee; and
•	possible disagreements with Teva regarding the agreement, for example, with regard to ownership of intellectual property rights.

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

Our ability to recognize revenue from successful collaborations may be impaired by multiple factors including:

•	a collaborator may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;
•	a collaborator may cease development in therapeutic areas which are the subject of our strategic alliances;
•	a collaborator may change the success criteria for a particular program or product candidate thereby delaying or ceasing development of such program or candidate;
•

a significant delay in initiation of certain development activities by a collaborator will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;

•	a collaborator could develop a product that competes, either directly or indirectly, with our current or future products, if any;
•	a collaborator with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;
•	a collaborator with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;
•	a collaborator may exercise its rights under the agreement to terminate our collaboration;
•

a dispute may arise between us and a collaborator concerning the research or development of a product candidate or commercialization of a product resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources;

•	a collaborator may not adequately protect the intellectual property rights associated with a product or product candidate; and
•	a collaborator may use our proprietary information or intellectual property in such a way as to invite litigation from a third party.

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

If any of our existing collaboration agreements is terminated, or if we determine that entering into other product collaborations is in our best interest but we either fail to enter into, delay in entering into or fail to maintain such collaborations:

•	the development of certain of our current or future product candidates may be terminated or delayed;
•	our cash expenditures related to development of our product candidates would increase significantly and we may need to seek additional financing sooner than expected;
•	we may be required to hire additional employees or otherwise develop expertise, such as clinical, regulatory, sales and marketing expertise, which we do not currently have;
•	we will bear all of the risk related to the development of any such product candidates; and
•	the competitiveness of any product that is commercialized could be reduced.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. We employ reputable law firms and other professionals and rely on such third parties to effect payment of these fees with respect to the patents and patent applications that we own, and we rely upon our licensors or our other collaborators to effect payment of these fees with respect to the patents and patent applications that we license. The USPTO and various non-US governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with respect to the patents and patent applications that we own, and we rely upon our licensors or our other collaborators to effect compliance with respect to the patents and patent applications that we license. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Our intellectual property rights will not necessarily provide us with competitive advantages.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we or our collaborators own or have exclusively licensed;
•	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
•	issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

we may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds, and because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of our patents may be limited;

•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may fail to develop additional proprietary technologies that are patentable;
•

the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S., or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and

•	the patents of others may have an adverse effect on our business, for example by preventing us from marketing one or more of our product candidates for one or more indications.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees or licensors. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. Currently, some of these rights relating to the patent portfolios for Glybera, TV-45070, GDC-0276 and some of our earlier stage product candidates are held by our collaborators.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has and continues to develop and implement regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act. The full effect of these changes are currently unclear as the USPTO has not yet adopted all pertinent final rules and regulations, the courts have yet to address these provisions and the applicability of the Leahy-Smith Act and new regulations on specific patents, including our patents discussed herein, have not been determined and would need to be reviewed. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. As a result, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, all of which could have a material adverse effect on our business and financial condition. On June 13, 2013, the U.S. Supreme Court decision in Association for Molecular Pathology v. Myriad Genetics, Inc., held that isolated DNA sequences are not patentable. In December 2014, the USPTO issued its Interim Guidance on Patent Subject Matter Eligibility, in which it extended Myriad's "marked difference" standard for patent subject matter eligibility to all potential natural products. This standard applies to patent claims that recite not only nucleic acids (such as DNA in Myriad), but also other subject matter that could be considered a natural product, such as peptides, proteins, extracts, organisms, antibodies, chemicals, and minerals. As a consequence of the Myriad decision and the USPTO’s Interim Guidance, if any of our future product candidates utilize isolated DNA, peptides, proteins or the like, we will not be able to obtain patents in the U.S. claiming such novel gene targets that we discover, which could limit our ability to prevent third parties from developing drugs directed against such targets.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates, and we will face an even greater risk if we commercialize any product candidates. For example, we may be sued if any of our product candidates, including any that are developed in combination therapies, allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. There is also risk that third parties we have agreed to indemnify could incur liability. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or any resulting products;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability to commercialize our product candidates; and
•	a decline in our share price.

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

Healthcare providers, physicians and third-party payers in the U.S. and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:

•

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

•

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

•	HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•

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

•

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

•

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

Sales of a substantial number of our common shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common shares. As of February 28, 2015, we had 14,219,112 common shares outstanding, of which approximately 8.8 million shares are currently restricted as a result of securities laws or market stand standoff agreements, or lock-up agreements that prevent the holders of such shares from offering, selling, contracting to sell, pledging, or otherwise disposing (indirectly or otherwise) of any common shares or any securities convertible into or exchangeable for common shares, or entering into any swap hedge or other arrangements, subject to specified exceptions, for a period of 180 days after November 4, 2014. Our underwriters may, in their sole discretion, at any time, release all or any portion of the shares from the restrictions in the agreement with the underwriters. Moreover, holders of approximately 6.9 million shares of our common shares have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. We have also registered all common shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up provisions described above.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

•	actions by any of our collaborators regarding our product candidates they are developing, including announcements regarding clinical or regulatory decisions or developments or our collaboration;
•

announcements by us or our competitors of new products, product candidates or new uses for existing products, significant contracts, commercial relationships or capital commitments and the timing of these introductions or announcements;

•	unanticipated serious safety concerns related to Glybera or to the use of any of our products and product candidates;
•	results from or delays of clinical trials of our product candidates;
•	failure to obtain or delays in obtaining product approvals or clearances from regulatory authorities;
•	adverse regulatory or reimbursement announcements;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	the results of our efforts to discover or develop additional product candidates;

•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;
•	regulatory or legal developments in Canada, the U.S. or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to successfully commercialize our future product candidates we develop independently, if approved;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	actual or anticipated quarterly variations in our financial results or those of our competitors;
•	any change to the composition of the board of directors or key personnel;
•	expiration of contractual lock-up agreements with our executive officers, directors and security holders;
•	sales of common shares by us or our shareholders in the future, as well as the overall trading volume of our common shares;
•	changes in the structure of healthcare payment systems;
•	commencement of, or our involvement in, litigation;
•

general economic, industry and market conditions in the pharmaceutical and biotechnology sectors and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	the other factors described in this “Risk Factors” section.

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

As of March 6, 2015, our executive officers and directors (and their respective affiliated shareholders) in the aggregate, beneficially own shares representing approximately 21% of our outstanding common shares. As a result, if these shareholders were to choose to act together, they would be able to exert significant influence over matters submitted to our shareholders for approval, as well as our management and affairs. The interests of this group of shareholders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a way in which you may not agree with or in a way that may not be in the best interests of other shareholders. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our share price.

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

Provisions in our articles and our by-laws, as well as certain provisions under the Canada Business Corporations Act, or CBCA, and applicable Canadian securities laws, may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their common shares. These provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions include the following:

•	shareholders cannot amend our articles unless such amendment is approved by shareholders holding at least two-thirds of the shares entitled to vote on such approval;
•	our board of directors may, without shareholder approval, issue preferred shares having any terms, conditions, rights, preferences and privileges as the board of directors may determine; and
•	shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings.

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

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations subsequently implemented by the Securities and Exchange Commission, or SEC, the applicable Canadian securities regulators and NASDAQ impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. We anticipate that we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to address the added burdens of operating as a public company. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

As an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, we previously decided to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years from the completion of our initial public offering. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2014, December 31, 2013 or December 31, 2012, in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Future sales and issuances of our common shares or rights to purchase common shares, including pursuant to our equity incentive plans, could cause you to incur dilution and could cause our share price to fall.

As of December 31, 2014, options to purchase 1,484,218 of our common shares with a weighted-average exercise price of $4.20 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plan(s), our compensation committee (or a subset thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Our management team will have broad discretion in the application of the net proceeds from our November 2014 initial public offering and the concurrent private placement and could spend or invest the proceeds in ways with which our shareholders disagree. Accordingly, investors will need to rely on our management team’s judgment with respect to the use of these proceeds. These uses may not yield a favorable return to our shareholders. We intend to use the proceeds from the offering to: (1) fund preclinical and early clinical development of our DS and XEN801 programs; (2) to fund genetic research and drug discovery activities using our Extreme Genetics discovery platform; and (3) for working capital and other general corporate purposes. We may also use a portion of the net proceeds in connection with any exercise of co-development or co-promotion rights under our strategic alliances; however, no such rights are currently exercisable. In addition, we may also use a portion of the net proceeds to acquire, license and invest in complementary products, technologies or businesses; however, we currently have no agreements or commitments to complete any such transaction. These uses may not yield a favorable return to our shareholders.

We cannot specify with certainty all of the particular uses for the net proceeds received from our November 2014 initial public offering and the concurrent private placement. In addition, the amount, allocation and timing of our actual expenditures will depend upon numerous factors, including milestone payments received from our collaborations and royalties received on sale of our approved product and any future approved product. Accordingly, we will have broad discretion in using these proceeds. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Our common shares are listed on NASDAQ under the trading symbol “XENE.” Our securities may fail to meet the continued listing requirements to be listed on NASDAQ. If NASDAQ delists our common shares from trading on its exchange, we could face significant material adverse consequences, including:

•	significant impairment of the liquidity for our common shares, which may substantially decrease the trading price of our common shares;
•	a limited availability of market quotations for our securities;
•

a determination that our common shares is a “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common shares;

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Burnaby, British Columbia, where we occupy approximately 33,600 square feet of office and laboratory space. The term of the lease expires in March 2022. We currently pay an aggregate of approximately $77,502 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $77,549. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on The NASDAQ Global Market on November 5, 2014 under the symbol “XENE.” Prior to such time, there was no public market for our common shares. The following table sets forth the high and low sales prices per common share as reported on The NASDAQ Global Market for the period indicated.

	High	Low
Year Ended December 31, 2014
Fourth Quarter (commencing November 5, 2014)	$21.95	$9.21

Holders

As of February 28, 2015, there were approximately 371 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid any cash dividends on our common shares or any other securities. We currently anticipate that we will retain all available funds and any future earnings, if any, in the foreseeable future for use in the operation of our business and do not currently anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors, subject to applicable law and will depend on various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any applicable income tax treaty or convention to which Canada is a signatory) will be payable on the gross amount of dividends on our common shares paid or credited, or deemed to be paid or credited, to a holder of our common shares who, for purposes of the Income Tax Act (Canada), is not (and is not deemed to be) resident in Canada and who does not use or hold (and will not be deemed to use or hold) our common shares in, or in the course of, carrying on a business or part of a business in Canada, or a Non-Resident of Canada Holder.  The Canadian withholding taxes will be deducted directly by us or our paying agent from the amount of the dividend otherwise payable and remitted to the Receiver General of Canada.  The rate of withholding tax applicable to a dividend paid on our common shares to a Non‑Resident of Canada Holder who is a resident of the U.S. for purposes of the Canada‑U.S. Tax Convention, or the Convention, beneficially owns the dividend and qualifies for the full benefits of the Convention will generally be reduced to 15% or, if such a Non-Resident of Canada Holder is a corporation that owns (or, for purposes of the Convention, is considered to own) at least 10% of our voting shares, to 5%.  Not all persons who are residents of the U.S. for purposes of the Convention will qualify for the benefits of the Convention.  A Non‑Resident of Canada Holder who is a resident of the U.S. is advised to consult his or her tax advisor in this regard.  The rate of withholding tax on dividends is also reduced under other bilateral income tax treaties to which Canada is a signatory.

Performance Graph

The following graph shows a comparison from November 5, 2014 (the date our common shares commenced trading on The NASDAQ Global Market) through December 31, 2014 of the cumulative total return for our common shares, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on November 5, 2014 in each of our common shares, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes reinvestment of dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common shares.

Recent Sales of Unregistered Securities

In 2014, we granted options under our Amended and Restated Stock Option Plan to purchase 129,889 common shares to certain of our employees at exercise prices ranging from CAD$10.78 to CAD$11.22 per share and 33,943 common shares to our directors at exercise prices ranging from of CAD$10.78 to CAD$11.22 per share. In addition, in 2014 we granted options under our 2014 Equity Incentive Plan to purchase 36,008 common shares to our directors at an exercise price of USD$9.00 per share. During 2014, we issued an aggregate of 2,416 common shares that were not registered under the Securities Act to our employees pursuant to the exercise of options for cash consideration with aggregate exercise proceeds of approximately CAD$14,683. In addition, during 2014, we issued 13,365 common shares pursuant to subscription rights issued under a research funding agreement with Genome B.C.

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

On November 10, 2014, we completed a private placement in which we issued and sold 495,000 common shares to Roche Finance Ltd., or Roche, concurrently with the closing of our initial public offering. The sale and issuance of the common shares to

Roche was effected pursuant to the terms of a common share put agreement, dated as of March 19, 2014, with Roche. The aggregate purchase price of the common shares was USD$4,455,000, representing a per share price of USD$9.00, the price that our common shares were sold to the public in our initial public offering. The purchase price of the common shares was paid for by Roche in immediately available funds. The sale and issuance of the common shares was exempt from registration under the Securities Act under Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. Roche acquired the common shares for investment only and not with a view to or for sale in connection with any distribution of the common shares and appropriate legends were affixed thereto.

Use of Proceeds

On November 4, 2014, our registration statement on Form S-1 (No. 333-198666) was declared effective for our initial public offering, and on November 10, 2014 we completed the initial public offering consisting of 4,600,000 common shares for $9.00 per share. As a result of the offering, we received total net proceeds of approximately $34.2 million, after deducting total expenses of $7.2 million, consisting of underwriting discounts and commissions of $2.9 million and offering-related expenses of approximately $4.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. Jefferies LLC and Wells Fargo Securities, LLC acted as joint book-running managers of the offering and as representatives of the underwriters. Canaccord Genuity Inc. acted as a co-manager for the offering.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final Prospectus dated November 4, 2014 filed with the SEC pursuant to Rule 424(b)(4).

Issuer Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected Statements of Operations data for the years ended December 31, 2014, 2013 and 2012 and Balance Sheet data as of December 31, 2014 and 2013 have been derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Statements of Operations data for the years ended December 31, 2011 and Balance Sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. Our audited annual financial statements have been prepared in U.S. dollars and in accordance with U.S. Generally Accepted Accounting Principles.

	Year Ended December 31,
	2014	2013	2012	2011
Statement of Operations Data:
Revenue:
Collaboration revenue	$28,366	$27,352	$14,300	$6,915
Royalties	4	4	8	3
	28,370	27,356	14,308	6,918
Operating expenses:
Research and development	11,768	12,303	10,455	12,302
General and administrative	5,496	5,341	7,006	6,730
Total operating expenses	17,264	17,644	17,461	19,032
Income (loss) from operations	11,106	9,712	(3,153)	(12,114)
Other income (expense):
Interest income	568	338	144	153
Interest expense	—	(64)	(93)	(91)
Foreign exchange gain (loss)	1,344	2,035	(169)	60
Gain (loss) on write-off and disposal of assets	—	11	(1,030)	—
Net income (loss)	13,018	12,032	(4,301)	(11,992)
Net income (loss) attributable to participating securities	—	8,199	—	—
Net income (loss) attributable to common shareholders	$13,018	$3,833	$(4,301)	$(11,992)
Net income (loss) per share—basic (1)	$4.11	$2.87	$(3.24)	$(9.06)
Net income (loss) per share—diluted (1)	$3.28	$1.91	$(3.24)	$(9.06)
Weighted-average common shares outstanding used in computing basic net income (loss) per share (1)	3,166	1,338	1,327	1,324
Weighted-average common shares outstanding used in computing diluted net income (loss) per share (1)	3,964	2,009	1,327	1,324

(1)

See Note 3(l) to our financial statements appearing elsewhere in this report for an explanation of the method used to calculate basic and diluted net income (loss) per common share and the weighted-average number of common shares used in computation of the per common share amounts.

	As of December 31,
	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$84,041	$49,276	$60,162	$14,924
Working capital	70,656	31,666	41,507	20,536
Total assets	87,418	54,487	63,305	30,465
Notes payable	—	—	1,665	1,586
Redeemable convertible preferred shares	—	102,488	102,488	102,488
Total shareholders’ equity (deficit)	72,779	(78,372)	(89,865)	(86,316)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with Part II, Item 6 — “Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption Part I, Item 1A — “Risk Factors.” Throughout this discussion, unless the context specifies or implies otherwise, the terms “Xenon”, “we”, “us” and “our” refer to Xenon Pharmaceuticals Inc.

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

Our business was founded on our proprietary discovery platform, which we refer to as Extreme Genetics. Extreme Genetics involves the study of families where individuals exhibit inherited severe traits, or phenotypes. By identifying and characterizing single-gene defects responsible for these phenotypes, we gain insights into human disease biology to better select targets for therapeutic intervention. Our Extreme Genetics discovery platform has yielded the first approved gene therapy product in the European Union, or the EU, a broad development pipeline and multiple pharmaceutical partnerships. We believe that our Extreme Genetics discovery platform enhances the likelihood of discovering a drug target that has a major effect in humans. From these discoveries, we can gain an improved understanding of how a drug that modulates the target might act when given to a human.

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

To date, our Extreme Genetics discovery platform has yielded:

•

Glybera, developed by our licensee uniQure Biopharma B.V., or uniQure, the first, and currently the only, gene therapy product approved in the EU for the treatment of the orphan disorder lipoprotein lipase deficiency, or LPLD. We believe that uniQure’s commercialization partner, Chiesi Farmaceutici S.p.A., or Chiesi, plans to launch Glybera in the first quarter of 2015;

•

TV-45070 (formerly XEN402), a product candidate with four Phase 2 proof-of-concept clinical trials completed. Our partner Teva is conducting a 300-patient, randomized Phase 2b clinical trial in osteoarthritis, or OA, of the knee, with data expected in the third quarter of 2015 and is planning a Phase 2b clinical trial in patients with postherpetic neuralgia, or PHN, with patient enrollment expected to begin in March 2015;

•

GDC-0276, a product candidate being developed in collaboration with Genentech for the treatment of pain. In September 2014, Genentech initiated a Phase 1 clinical trial for GDC-0276. The Phase 1 clinical trial has recently been expanded and is expected to complete enrollment in the second half of 2015. GDC-0276 is a selective, oral Nav1.7 small-molecule inhibitor being developed for the treatment of pain; and

•

Proprietary preclinical programs, including a sodium channel inhibitor for the orphan disorder Dravet Syndrome, or DS, and XEN801, a stearoyl Co-A desaturase, or SCD1, inhibitor for the treatment of acne. We anticipate filing an investigational new drug, or IND, or IND equivalent application for XEN801 in the second quarter of 2015 and an IND for our DS program in 2016.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. For 2014, 2013 and 2012, we recognized revenue for an aggregate of approximately $28.4 million, $27.4 million and $14.3 million, respectively, consisting primarily of funding from our collaborators. Though our revenue from our collaboration and license agreements has resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had a net loss of $4.3 million for the year ended December 31, 2012 and had an accumulated deficit of $103.7 million as of December 31, 2014, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

Recent Developments

In February 2015, we announced that our partner Teva will initiate a Phase 2b clinical trial of TV-45070 in patients with post-herpetic neuralgia, or PHN. PHN is a painful complication of Herpes zoster infection.  Herpes zoster, also known as shingles, generally manifests as a painful skin rash with blisters in a limited area on one side of the body.  Pain can occur both before and during the rash, and can also persist after the infection has resolved.  PHN is defined as pain that persists for 120 days or longer after the onset of rash.

The Phase 2b clinical trial in PHN will be a randomized, double-blind, placebo controlled, multi-site study to evaluate the efficacy and safety of TV-45070 in patients with PHN. The study will include three treatment groups to receive doses of 4% or 8% of TV-45070 or placebo, dosed twice daily. Approximately 330 patients will be enrolled in the study. Patients will be stratified into treatment groups based on their R1150W status, a genetic pain biomarker believed to be related to pain susceptibility. The primary endpoint of this study is the change from baseline to week 4 in the numeric rating scale, or NRS, scores. Secondary endpoints include additional pain measurement scores at specified daily time points, the percentage of patients with greater than 30% and greater than 50% improvement in pain scores, quality of life measurements and adverse events measurements. The first patient is anticipated to be dosed in March 2015, and the anticipated completion date for the Phase 2b clinical trial is mid-2016.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. In addition, we have received nominal royalties from a diagnostic license. To date, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales other than from sales of Glybera under our license to uniQure for the foreseeable future, if ever. We have entered into several collaboration agreements, the most significant of which, with respect to revenue, are described at “Business – Strategic Alliances” and “Note 13” of the financial statements included elsewhere in this Annual Report on Form 10-K.

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for each of the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
uniQure:
Milestone payment	$14	$531	$198
Teva:
Recognition of upfront payment	12,255	13,143	927
Research funding	333	630	—
Genentech:
Recognition of upfront payment	3,603	3,300	3,431
Research funding	4,248	4,514	3,517
Milestone payment	7,913	5,062	—
Merck:
Recognition of initial milestone payment	—	—	1,060
Option fee	—	—	2,060
Research funding	—	—	2,442
Genome BC:
Research funding	—	172	665
Total collaboration revenue	$28,366	$27,352	$14,300

Through December 31, 2014, we had recognized upfront fees and milestone payments totaling CAD$1.1 million, pursuant to our sublicense and research agreement with uniQure. We are eligible to receive certain additional milestone payments of less than CAD$1.0 million for Glybera and for each subsequent product, if any, developed pursuant to the agreement.

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

Pursuant to the terms of our December 2011 collaborative development and license agreement with Genentech, we received an upfront payment of $10.0 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $10.0 million upfront payment is being recognized as revenue ratably over the expected period of research performance, which was the three-year period from December 2011 through December 2014. In September 2013, we received a $5.0 million milestone payment for the selection of a compound for good laboratory practices, or GLP, toxicology studies. We recognized the milestone payment upon achievement in August 2013. In August 2014, we received an $8.0 million milestone payment for the approval of the GDC-0276 Clinical Trial Application by Health Canada. We recognized the milestone payment upon achievement in August 2014.

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

Pursuant to the terms of our agreement with Merck, we received an initial milestone payment of $5.0 million in February 2010. We determined that this initial milestone payment was not substantive and should not be considered a separate element. As such, we recognized the initial milestone payment of $5.0 million as revenue ratably over the expected period of research performance of pre-commercial activities, which was the period from February 2010 through June 2012. Since the beginning of 2011, we have received both an option fee and two milestone payments from Merck. Each of these payments was determined to be substantive and at risk at the inception of the agreement and as such have been recognized as revenue in the period received.

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

The following table is a summary of our deferred revenue for our collaboration and licensing agreements as of December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Teva	$10,897	$24,691	$39,907
Genentech	882	3,115	6,745
Total deferred revenue	$11,779	$27,806	$46,652

We expect such deferred revenue remaining as of December 31, 2014 to be recognized as revenue in the applicable fiscal years ending December 31, 2015 and 2016 based on our accounting policy for revenue recognition for each collaboration agreement.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$11,768	$12,303	$10,455
General and administrative	5,496	5,341	7,006
Total operating expenses	$17,264	$17,644	$17,461

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

Foreign Exchange Gain (Loss). Our functional currency historically has been the Canadian dollar. For presentation purposes, our assets and liabilities are translated to U.S. dollars at exchange rates at the reporting date. Any resulting exchange gains and losses resulting from the translation of U.S. denominated transactions are recorded in current operations. On January 1, 2015, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of the changes in the primary economic environment in which we operate. We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations. Comparatives will not be restated and the change will be accounted for prospectively.

Gain (Loss) on Write-off and Disposal of Assets. During the year ended December 31, 2012, we wrote-off leasehold improvements at our leased facility which had a net book value of $1.0 million in connection with a lease extension and modification agreement made effective April 1, 2012.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing in this report, we believe that the following accounting policies are the most critical to understanding and evaluating our reported financial results.

Revenue recognition:

We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) our price to the collaborator is fixed or determinable; and (iv) collectability is reasonably assured.

We are eligible to receive non-refundable upfront payments, funding for research and development services, milestone payments, other contingent payments and royalties under our various collaboration agreements. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determine whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. Revenues associated with multiple element arrangements are attributed to the various elements based on their relative fair values or are recognized as a single unit of accounting when relative fair values are not determinable.

Upfront payments are recorded as deferred revenue on the balance sheet and are recognized as collaboration revenue over the estimated period of research performance that is consistent with the terms of the research and development obligations contained in the collaboration agreement. We periodically review the estimated period of performance based on the progress made under each arrangement. Funding related to full-time equivalent staffing funded through collaboration agreements is recognized as revenue on a gross basis as we perform or deliver such related services in accordance with the agreement terms, provided that we will receive payment for such services upon standard payment terms. We recognize revenue contingent upon achievement of a milestone in its entirety, in the period the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive.

Share-based compensation:

We grant stock options to employees, directors and consultants pursuant to a stock option plan. Compensation expense is recorded for stock options issued to employees and non-employees using the fair value method with a corresponding increase in additional paid-in capital. Any consideration received on exercise of stock options and the purchase of shares is credited to share capital.

Under the fair value based method, share-based payments to non-employees are measured at the fair value of the equity instruments issued, and the awards are periodically re-measured during the vesting period as the options are earned. Any changes therein are recognized over the period and in the same manner as if we had paid cash instead of paying with or using equity instruments. The fair value of stock-based awards to employees is measured at the grant date and amortized over the vesting period.

Stock options issued to employees are recorded at the fair value of stock options determined at the date of the grant using the Black-Scholes option-pricing model and a single option award approach and are expensed on a straight-line basis over the vesting period of the options. In determining the expense, we deduct the number of options that are expected to be forfeited at the time of a grant and revise this estimate, if necessary, in subsequent years if actual forfeitures differ from those estimated. Any amounts paid by employees on exercise of the stock options and subsequent purchase of shares are credited to share capital.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2014 vs. 2013
	2014	2013	Increase/(Decrease)
Collaboration revenue	$28,366	$27,352	$1,014
Royalties	4	4	—
Research and development expenses	11,768	12,303	(535)
General and administrative expenses	5,496	5,341	155
Other:
Interest income	568	338	230
Interest expense	—	(64)	64
Foreign exchange gain	1,344	2,035	(691)
Gain on write-off and disposal of assets	—	11	(11)
Net income	$13,018	$12,032	$986

Revenue

We recognized revenue of $28.4 million for the year ended December 31, 2014 compared to $27.4 million for the year ended December 31, 2013, an increase of $1.0 million. The increase was primarily attributable to a $7.9 million milestone payment recognized in August 2014 from Genentech and recognition of $0.6 million of an upfront payment recognized from Genentech for the pain genetics collaboration entered into in March 2014, partially offset by a $5.1 million milestone payment recognized in August 2013 from Genentech and $2.1 million decrease in revenue resulting from the change in the foreign exchange rate between the U.S. and Canadian dollar.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2014 and 2013 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2014 vs. 2013
	2014	2013	Increase/(Decrease)
Teva collaboration (TV-45070) expenses	$1,115	$1,005	$110
Genentech collaboration (GDC-0276) expenses	4,788	5,072	(284)
Other collaboration expenses	—	133	(133)
Preclinical and discovery program expenses	5,865	6,093	(228)
Total research and development expenses	$11,768	$12,303	$(535)

Research and development expenses were $11.8 million for the year ended December 31, 2014 as compared to $12.3 million for the year ended December 31, 2013. The decrease of $0.5 million was primarily attributable to the change in the foreign exchange rate between the U.S. and Canadian dollar as the majority of our research and development expenses are incurred in Canadian dollars. Additionally, there was a decrease in preclinical and discovery program expenses as XEN701 was discontinued in late 2013, mostly offset by an increase in spending for our other early stage research programs.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2014 and 2013 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2014 vs. 2013
	2014	2013	Increase/(Decrease)
General and administrative expenses	$5,496	$5,341	$155

General and administrative expenses were $5.5 million for the year ended December 31, 2014 compared to $5.3 million for the year ended December 31, 2013. This increase was primarily due to an increase in finance-related salaries and benefits and in overhead expenses. The increase was partially offset by the change in the foreign exchange rate between the U.S. and Canadian dollar as the majority of our general and administrative expenses are incurred in Canadian dollars.

Other Income

The following table summarizes our other income for the years ended December 31, 2014 and 2013 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2014 vs. 2013
	2014	2013	Increase/(Decrease)
Other income:	$1,912	$2,320	$(408)

Other income was $1.9 million for the year ended December 31, 2014 as compared to $2.3 million for the year ended December 31, 2013, a decrease of $0.4 million. The decrease was primarily attributable to the change in the foreign exchange rate between the U.S. and Canadian dollar, partially offset by an increase in interest income attributable to an increase in interest rates and balances of savings accounts.

Comparison of Years Ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the years ended December 31, 2013 and 2012 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2013 vs. 2012
	2013	2012	Increase/(Decrease)
Collaboration revenue	$27,352	$14,300	$13,052
Royalties	4	8	(4)
Research and development expenses	12,303	10,455	1,848
General and administrative expenses	5,341	7,006	(1,665)
Other:
Interest income	338	144	194
Interest expense	(64)	(93)	29
Foreign exchange gain (loss)	2,035	(169)	2,204
Gain (loss) on write-off and disposal of assets	11	(1,030)	1,041
Net income (loss)	$12,032	$(4,301)	$16,333

Revenue

We recognized revenue of $27.4 million for the year ended December 31, 2013 compared to $14.3 million for the year ended December 31, 2012, an increase of $13.1 million. The increase was primarily attributable to the recognition of $12.8 million of the upfront payment and research funding from Teva, a $5.1 million milestone payment received from Genentech, $1.0 million in additional FTE funding we received from Genentech, and $0.3 million in non-royalty compensation (related to a payment) from uniQure. This was offset by a $0.5 million decrease in research funding from Genome BC and $5.6 million decrease in revenue from Merck for an option fee, recognition of an upfront payment, and FTE funding related to the research agreement that ended in December 2012.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2013 and 2012 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2013 vs. 2012
	2013	2012	Increase/(Decrease)
Teva collaboration (TV-45070) expenses	$1,005	$1,951	$(946)
Genentech collaboration (GDC-0276) expenses	5,072	3,652	1,420
Other collaboration expenses	133	1,717	(1,584)
Preclinical and discovery program expenses	6,093	3,135	2,958
Total research and development expenses	$12,303	$10,455	$1,848

Research and development expenses were $12.3 million for the year ended December 31, 2013 as compared to $10.5 million for the year ended December 31, 2012. The increase of $1.8 million was primarily attributable to a $3.0 million increase in preclinical and discovery program expenses consisting of a $1.5 million increase in spending for XEN701 and a $1.5 million increase in spending for our other early stage research programs. There was also a $1.4 million increase in Genentech collaboration expenses due to an increase in the number of FTEs dedicated to this collaboration. The increases were offset in part by a $1.6 million decrease in other collaboration expenses primarily due to the Merck collaborative research program ending in December 2012 and a $0.9 million decrease in spending for TV-45070 related to Teva’s assumption of the development costs of that product candidate as of January 1, 2013.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2013 and 2012 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2013 vs. 2012
	2013	2012	Increase/(Decrease)
General and administrative expenses	$5,341	$7,006	$(1,665)

General and administrative expenses were $5.3 million for the year ended December 31, 2013 compared to $7.0 million for the year ended December 31, 2012. This decrease was primarily due to a reduction in intellectual property expenses, the majority of which have been assumed by our collaborators.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2013 and 2012 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2013 vs. 2012
	2013	2012	Increase/(Decrease)
Other income (expense):	$2,320	$(1,148)	$3,468

Interest income was $0.3 million for the year ended December 31, 2013 as compared to $0.1 million for the year ended December 31, 2012, an increase of $0.2 million. The increase was primarily attributable to our increased cash and investment balances from our receipt of $41.0 million in December 2012 from Teva.

We recognized a foreign exchange gain of $2.0 million for the year ended December 31, 2013 as compared to a foreign exchange loss of $0.2 million for the year ended December 31, 2012. The foreign exchange gain in 2013 was due to the increased Canadian dollar to U.S. dollar exchange rate.

We wrote-off leasehold improvements with a net book value of $1.0 million for the year ended December 31, 2012 in connection with a lease extension and modification agreement made effective April 1, 2012. No such item was recorded in the year ended December 31, 2013.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and our initial public offering, as well as through the receipt of government funding. As of December 31, 2014, we had cash and cash equivalents and marketable securities of $84.0 million. We received $38.4 million of proceeds, net of underwriting discounts and commissions but before offering expenses, from our initial public offering and $4.1 million of proceeds, net of underwriters’ fees but before offering expenses, from the concurrent private placement to an affiliate of Genentech. Our initial public offering and concurrent private placement each closed in November 2014.

We have incurred significant operating losses since inception. Although we had $13.0 million and $12.0 million in net income for the years ended December 31, 2014 and 2013, respectively, we had an accumulated deficit of $103.7 million from inception through December 31, 2014. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland, or MUN; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	whether our existing collaborations continue to generate research funding, milestone payments and royalties to us;
•	the number and stage of development of future product candidates that we choose to pursue;
•	the scope, progress, results and costs of research and development of our future product candidates independently, and conducting preclinical research and clinical studies;
•	the timing and costs involved in obtaining regulatory approvals for any future product candidates we develop independently;
•	the cost associated with exercising our co-promotion option for TV-45070 in the U.S., should the opportunity arise and we choose to do so;
•	the cost of commercialization activities, if any, of any future product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our future product candidates and any products we successfully commercialize independently;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales, or royalties on Glybera, TV-45070, GDC-0276 and our future product candidates, if any.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report, and research funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 to 24 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials remains uncertain.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$266	$(3,322)	$45,573
Net cash provided by (used in) investing activities	(3,244)	(11,472)	491
Net cash provided by (used in) financing activities	41,124	(4,391)	—

Operating Activities

During the year ended December 31, 2014, net cash provided by operating activities totaled $0.3 million, compared to net cash used in operating activities of $3.3 million for the same period in 2013. The change was driven primarily by an increase in net income of $1.0 million and changes in timing of cash payments of trade payables and deferred revenue.

During the year ended December 31, 2013, net cash used in operating activities totaled $3.3 million. Our net income of $12.0 million was offset by a significant decrease in deferred revenue and other changes in working capital.

During the year ended December 31, 2012, operating activities provided $45.6 million of cash. This cash flow from operations resulted from the $41.0 million payment received from Teva and the collection of the $10.0 million receivable for the upfront payment from the Genentech collaboration, partially offset by our net loss of $4.3 million. Our accounts payable and accrued liabilities were affected by the timing of payments to our vendors and additional accruals for our research activities.

Investing Activities

During the year ended December 31, 2014, net cash used in investing activities totaled $3.2 million, compared to net cash used in investing activities of $11.5 million for the same period in 2013. The change was driven primarily by a decrease in net investment in marketable securities, partially offset by an increase in the purchase of property, plant and equipment.

During the year ended December 31, 2013, net cash used in investing activities was $11.5 million and consisted primarily of purchases of marketable securities of $17.9 million, partially offset by proceeds from marketable securities of $6.6 million.

For the year ended December 31, 2012, net cash provided by investing activities was $0.5 million and consisted primarily of cash received from the sale of marketable securities of $1.0 million, partially offset by purchases of property, plant and equipment of $0.5 million.

Financing Activities

During the year ended December 31, 2014, net cash provided by financing activities totaled $41.1 million, compared to net cash used in financing activities of $4.4 million for the same period in 2013. The change was driven primarily by an increase in proceeds from issuance of common shares related to our initial public offering and concurrent private placement in November 2014.

During the year ended December 31, 2013, net cash used for financing activities was $4.4 million, which consisted of $2.7 million in deferred financing costs and $1.7 million for repayment of the note we issued to Isis in connection with our collaboration agreement.

Net cash provided by financing activities for the year ended December 31, 2012 was related to the exercise of stock options and was less than $2,000.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2014 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Operating leases (1)	$7,650	$1,002	$2,062	$2,158	$2,428

(1)	Represents future minimum lease payments under an operating lease in effect as of December 31, 2014 for our current facility in Burnaby, British Columbia, Canada.

The contractual obligations table above excludes potential future payments we may be required to make if we elect to opt into the co-development arrangement under our collaboration with Merck or the co-promotion for TV-45070 under our collaboration with Teva. Our potential payment obligations in the single-digit percentage range to UBC related to amounts we receive from sales of Glybera are also excluded from the table. Additionally, the table does not include our potential royalty and milestone payment obligations to MUN pursuant to the Restated Collaborative Research & License Agreement by and between us and MUN dated December 2006. Pursuant to this agreement, we are obligated to pay MUN certain milestone payments and a single-digit percentage royalty of net sales for products that we sell directly and a single-digit percentage of royalties we receive from sales on products under our pain program.

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

Related Party Transactions

For a description of our related party transactions, see “Certain Relationships and Related Transactions, and Director Independence.”

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued amendments on income tax matters to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, when the uncertain tax position would reduce the net operating loss carryforward, a similar tax loss, or a tax credit carryforward under the tax law of the applicable jurisdiction, and when the entity intends to use the deferred tax asset for that purpose. These amendments were effective prospectively for fiscal years beginning after December 15, 2013. On January 1, 2014, we adopted these amendments. The adoption of these amendments did not have a material impact on our financial position or results of operations.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is primarily with the U.S. dollar as a majority of our non-Canadian dollar denominated expenses are denominated in U.S. dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in currencies other than the Canadian dollar and then purchase a corresponding amount of the relevant foreign currency at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of foreign currency held. The impact of an adverse change in foreign exchange rates may be offset in the event we receive a milestone payment from a foreign collaborator. At December 31, 2014, we held cash and cash equivalents of $46.5 million denominated in U.S. dollars. A hypothetical 10% increase (decrease) in the value of the U.S. dollar would result in a foreign exchange gain (loss) of $5.4 million being recorded in the Statement of Operations on the translation of these U.S. dollar cash and cash equivalent balances into the Canadian dollar functional currency.

On January 1, 2015, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of the changes in the primary economic environment in which we operate. We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $84.0 million as of December 31, 2014. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of December 31, 2014.

Item 8.	Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Financial Statements

Year ended December 31, 2014

Index

Report of Independent Registered Public Accounting Firm	98

Balance Sheets as of December 31, 2014 and 2013	99

Statements of Operations for the years ended December 31, 2014, 2013 and 2012	100

Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012	101

Statements of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012	102

Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	103

Notes to Financial Statements	104

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Xenon Pharmaceuticals Inc.

We have audited the accompanying balance sheets of Xenon Pharmaceuticals Inc. as of December 31, 2014 and December 31, 2013 and the related statements of operations, comprehensive income (loss), changes in redeemable convertible preferred shares and shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xenon Pharmaceuticals Inc. as of December 31, 2014 and December 31, 2013, and its results of operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with US generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants

March 12, 2015

Vancouver, Canada

XENON PHARMACEUTICALS INC.

Balance Sheets

(Expressed in thousands of U.S. dollars except share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$72,026	$37,950
Marketable securities	12,015	11,326
Accounts receivable	215	440
Prepaid expenses and other current assets	686	153
	84,942	49,869
Deferred financing fees	—	2,739
Property, plant and equipment, net (note 6)	2,476	1,879
Total assets	$87,418	$54,487

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses (note 7)	2,664	2,283
Deferred revenue (note 8)	11,622	15,920
	14,286	18,203
Deferred revenue, less current portion (note 8)	157	11,886
Deferred tenant inducements	196	282
	$14,639	$30,371

Redeemable convertible preferred shares (note 10):
Series A Convertible Preferred shares, without par value; no shares authorized or outstanding at December 31, 2014; 1,205,761 authorized and 1,151,468 issued and outstanding at December 31, 2013.	—	2,939
Series B Convertible Preferred shares, without par value; no shares authorized or outstanding at December 31, 2014; 1,028,806 authorized and 994,885 issued and outstanding at December 31, 2013.	—	8,683
Series E Convertible Preferred shares, without par value; no shares authorized or outstanding at December 31, 2014; 4,370,920 authorized and 4,322,126 issued and outstanding at December 31, 2013.	—	90,866
	—	102,488
Shareholders’ equity (deficit):
Common shares, without par value; unlimited shares authorized; 14,181,333 and 1,344,627 issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	147,157	6,147
Additional paid-in capital	30,346	29,722
Accumulated deficit	(103,734)	(116,752)
Accumulated comprehensive income (loss)	(990)	2,511
	$72,779	$(78,372)
Total liabilities, shareholders’ equity (deficit) and redeemable convertible preferred shares	$87,418	$54,487

Collaboration agreements (note 13)
Commitments and contingencies (note 14)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Operations

(Expressed in thousands of U.S. dollars except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Collaboration revenue	$28,366	$27,352	$14,300
Royalties	4	4	8
	28,370	27,356	14,308
Operating expenses:
Research and development	11,768	12,303	10,455
General and administrative	5,496	5,341	7,006
	17,264	17,644	17,461
Income (loss) from operations	11,106	9,712	(3,153)
Other income (expense):
Interest income	568	338	144
Interest expense	—	(64)	(93)
Foreign exchange gain (loss)	1,344	2,035	(169)
Gain (loss) on write-off and disposal of assets	—	11	(1,030)
Net income (loss)	13,018	12,032	(4,301)
Net income attributable to participating securities	—	8,199	—
Net income (loss) attributable to common shareholders	$13,018	$3,833	$(4,301)
Net income (loss) per common share:
Basic	$4.11	$2.87	$(3.24)
Diluted	$3.28	$1.91	$(3.24)
Weighted-average shares outstanding:
Basic	3,165,572	1,337,662	1,327,460
Effects of dilutive securities
Stock options	798,225	659,167	—
Subscription rights	—	12,277	—
Diluted	3,963,797	2,009,106	1,327,460

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$13,018	$12,032	$(4,301)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,501)	(1,236)	342
Unrealized loss on marketable securities measured at fair value	—	—	(4)
Comprehensive income (loss)	$9,517	$10,796	$(3,963)

The accompanying notes are an integral part of these financial statements.

XENON pharmaceuticals INC.

Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(Expressed in thousands of U.S. dollars except per share data)

	Series A convertible preferred shares		Series B convertible preferred shares		Series E convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Total shareholder's equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2012	1,151,468	$2,939	994,885	$8,683	4,322,126	$90,866	1,324,224	$5,986	$28,772	$(124,483)	$3,409	$(86,316)
Net loss for the year										(4,301)		(4,301)
Unrealized loss on fair value of marketable securities											(4)	(4)
Cumulative translation adjustment											342	342
Stock option compensation expense									406			406
Issuance of subscription rights									8			8
Issuance of common shares on conversion of subscription rights							6,472	22	(22)			—
Balance as of December 31, 2012	1,151,468	$2,939	994,885	$8,683	4,322,126	$90,866	1,330,696	$6,008	29,164	$(128,784)	$3,747	$(89,865)
Net income for the year										12,032		12,032
Cumulative translation adjustment											(1,236)	(1,236)
Stock option compensation expense									575			575
Issuance of subscription rights									73			73
Issuance of common shares on conversion of subscription rights							5,602	45	(45)			—
Issued pursuant to exercise of stock options							8,329	94	(45)			49
Balance as of December 31, 2013	1,151,468	$2,939	994,885	$8,683	4,322,126	$90,866	1,344,627	$6,147	$29,722	$(116,752)	$2,511	$(78,372)
Net income for the year										13,018		13,018
Conversion of Series A, B and E convertible preferred shares (note 10)	(1,151,468)	(2,939)	(994,885)	(8,683)	(4,322,126)	(90,866)	7,725,924	102,488				102,488
Issuance of common shares, net of issuance costs							5,095,000	38,373				38,373
Cumulative translation adjustment											(3,501)	(3,501)
Stock option compensation expense									760			760
Issuance of common shares on conversion of subscription rights							13,365	124	(124)			-
Issued pursuant to exercise of stock options							2,417	25	(12)			13
Balance as of December 31, 2014	—	$—	—	$—	—	$—	14,181,333	$147,157	$30,346	$(103,734)	$(990)	$72,779

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$13,018	$12,032	$(4,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	738	705	786
Loss (gain) on write-off of assets	—	(11)	1,030
Stock-based compensation	760	575	406
Non-cash compensation on issuance of subscription rights	—	73	8
Interest accrued on note payable	—	—	77
Deferred tenant inducements	(66)	(115)	183
Foreign exchange loss (gain)	72	94	(34)
Changes in operating assets and liabilities:
Accounts receivable	209	(76)	11,230
Prepaid expenses, and other current assets	(573)	(14)	162
Accounts payable and accrued expenses	518	(228)	540
Deferred revenue	(14,410)	(16,357)	35,486
Net cash provided by (used in) operating activities	266	(3,322)	45,573

Investing activities:
Purchases of property, plant and equipment	(1,529)	(156)	(526)
Sale of property, plant and equipment	—	10	7
Purchase of marketable securities	(15,254)	(17,876)	—
Proceeds from marketable securities	13,539	6,550	1,010
Net cash provided by (used in) investing activities	(3,244)	(11,472)	491

Financing activities:
Note payable	—	(1,701)	—
Deferred financing fees	(1,533)	(2,739)	—
Proceeds from issuance of common shares, net of issuance costs	42,657	49	—
Net cash provided by (used in) financing activities	41,124	(4,391)	—

Effect of exchange rate changes on cash and cash equivalents	(4,070)	(3,027)	170
Increase (decrease) in cash and cash equivalents	34,076	(22,212)	46,234
Cash and cash equivalents, beginning of year	37,950	60,162	13,928
Cash and cash equivalents, end of year	$72,026	$37,950	$60,162

Supplemental disclosures:
Interest paid	$—	$201	$—
Interest received	574	279	170
Supplemental disclosures of non-cash transactions:
Issuance of common shares on conversion of subscription rights	124	45	22
Financing fees included in accounts payable and accrued liabilities	39	—	—
Conversion of convertible preferred shares into common shares	102,488	—	—

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Notes to Financial Statements

(Expressed in thousands of U.S. dollars except numbers of shares)

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

On October 1, 2014, the Company effected a 1 for 4.86 reverse share split of its common and Series A, B and E redeemable convertible preferred shares. At the time of the consolidation, there were no outstanding Series C and D preferred shares and therefore such series were not included in the consolidation. Accordingly, (i) every 4.86 common shares were combined into one common share, (ii) every 4.86 redeemable Series A, B and E convertible preferred shares were combined into one redeemable convertible preferred share, (iii) the number of common shares into which each outstanding subscription right was exchangeable into common shares were proportionately decreased on a 1 for 4.86 basis, (iv) the number of common shares into which each outstanding option to purchase common shares was exercisable were proportionately decreased on a 1 for 4.86 basis, and (v) the exercise price for each such outstanding option to purchase common shares was proportionately increased on a 1 for 4.86 basis. All of the share numbers, share prices, and exercise prices in these financial statements have been adjusted, on a retroactive basis, to reflect this 1 for 4.86 reverse share split.

On November 10, 2014, the Company completed an initial public offering (“IPO”) of 4,600,000 of its common shares at a price to the public of $9.00 per share. On November 10, 2014, the Company also completed a private placement, in which the Company issued 495,000 of its common shares to an affiliate of Genentech at a price of $9.00 per share. Immediately prior to the closing of the IPO, all outstanding convertible preferred shares were converted into 7,725,924 common shares (note 10) and 10,201 outstanding subscription rights were converted into 10,201 common shares. Following the IPO, there were no preferred shares or subscription rights outstanding. As of November 10, 2014, after the completion of our IPO and concurrent private placement, we had a total of 14,181,333 common shares outstanding.

2.	Basis of presentation:

These financial statements are presented in U.S. dollars.

The accompanying audited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

These audited financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company as at December 31, 2014 and the result of operations and cash flows for all periods presented.

3.	Significant accounting policies:
(a)	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas of estimates include, but are not limited to, the valuation of accounts receivable, the estimated useful lives of property, plant and equipment, the recoverability of long-lived assets, the timing of revenue recognition, the determination of stock-based compensation and the assessment of contingent liabilities. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

(b)	Cash and cash equivalents:

Cash equivalents are highly liquid investments that are readily convertible into cash with terms to maturity of three months or less when acquired.

(c)	Segment and geographic information:

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

(d)	Property, plant and equipment:

Property, plant and equipment is stated at historical cost less accumulated depreciation and/or accumulated impairment losses, if any. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All other repairs and maintenance are expensed during the financial period in which they are incurred.

Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives using the straight-line method based on the following rates:

Asset	Rate
Research equipment	5 years
Office furniture and equipment	5 years
Computer equipment	3 years
Leasehold improvements	Over the lesser of lease term or estimated useful life

(e)	Impairment of long-lived assets:

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. Based on the Company's assessment of future cash flows and current operations, the Company has determined that no impairment of long-lived assets existed as of December 31, 2014 and 2013.

(f)	Concentration of credit risk and of significant customers:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. Cash and cash equivalents are invested through banks and other financial institutions in Canada. Such deposits may be in excess of insured limits. The Company maintains cash and cash equivalents with various high credit quality and capitalized financial institutions.

Marketable securities are highly liquid investments with terms to maturity of greater than three months, and less than twelve months, when acquired, and include guaranteed investment certificates as well as government treasury bills and treasury notes. Marketable securities are invested through September 2015.

Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry due to the Company’s multiple collaborations. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to the collaboration agreements with its significant pharmaceutical collaborators. To date, the Company has not experienced any material losses related to its receivables.

Collaborators whose collaboration research and development revenue accounted for 10% or more of total revenues were as follows:

	Year ended December 31,
	2014	2013	2012
Genentech	$15,764	$12,876	$6,948
Merck	—	—	5,562
Teva	12,588	13,773	—

(g)	Financial instruments and fair value:

Fair value:

U.S. GAAP establishes a fair value hierarchy for inputs to be used to measure fair value of financial assets and liabilities. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 (highest priority), Level 2, and Level 3 (lowest priority).

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the balance sheet date.
•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•

Level 3 - Inputs are unobservable and reflect the Company’s assumptions as to what market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

Cash equivalents and marketable securities are reflected in the accompanying financial statements at fair value using Level 1. The carrying amount of accounts receivables and accounts payable and accrued expenses approximates fair value due to the nature and short-term of those instruments.

Marketable securities are highly liquid investments with terms to maturity of greater than three months when acquired. Marketable securities have varying maturities of less than 12 months, are classified as available-for-sale investments and are measured at their fair values under Level 1 of the fair value hierarchy with unrealized holding gains or losses reported in other comprehensive income.

(h)	Revenue recognition:

The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company’s price to the collaborator is fixed or determinable; and (iv) collectability is reasonably assured.

The Company generates revenue primarily through collaboration agreements.

Under these collaboration agreements, the Company is eligible to receive non-refundable upfront payments, funding for research and development services, milestone payments, other contingent payments and royalties. In assessing the appropriate revenue recognition related to a collaboration agreement, the Company first determines whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. Revenues associated with multiple element arrangements are attributed to the various elements based on their relative fair values or are recognized as a single unit of accounting when relative fair values are not determinable.

Upfront payments are recorded as deferred revenue on the balance sheet and are recognized as collaboration revenue over the estimated period of research performance that is consistent with the terms of the research and development obligations contained in the collaboration agreement. The Company periodically reviews the estimated period of performance based on the progress made under each arrangement.

The Company recognizes funding related to full-time equivalent staffing funded through collaboration agreements as revenue on a gross basis as it performs or delivers such related services in accordance with the agreement terms, provided that it will receive payment for such services upon standard payment terms.

The Company recognizes revenue contingent upon its achievement of a milestone in its entirety, in the period the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive.

The Company makes judgments which affect the periods over which the Company recognized revenue, including modifying such periods based on any amendments to its collaboration agreements.

(i)	Research and development costs:

Research and development costs are expensed in the period in which they are incurred.

(j)	Development activity costs:

Certain development activity costs, such as preclinical costs, manufacturing costs and clinical trial costs, are a component of research and development costs and include fees paid to contract research organizations, investigators and other vendors who conduct certain product development activities on behalf of the Company. The amount of expenses recognized in a period related to service agreements is based on estimates of the work performed using an accrual basis of accounting. These estimates are based on patient enrollment, services provided and goods delivered, contractual terms and experience with similar contracts. The Company monitors these factors and adjusts the estimates accordingly. Prepaid expenses or accrued liabilities are adjusted if payments to service providers differ from estimates of the amount of service completed in a given period.

(k)	Share-based compensation:

The Company grants stock options to employees, directors and consultants pursuant to a stock option plan described in Note 11. Compensation expense is recorded for stock options issued to employees and non-employees using the fair value method with a corresponding increase in additional paid-in capital. Any consideration received on exercise of stock options and the purchase of shares is credited to share capital.

Under the fair value based method, share-based payments to non-employees are measured at the fair value of the equity instruments issued, and the awards are periodically re-measured during the vesting period as the options are earned. Any changes therein are recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments. The fair value of stock-based awards to employees is measured at the grant date and amortized over the vesting period.

Stock options issued to employees are recorded at the fair value of stock options determined at the date of the grant using the Black-Scholes option-pricing model and a single option award approach and are expensed on a straight-line basis over the vesting period of the options. In determining the expense, the Company deducts the number of options that are expected to be forfeited at the time of a grant and revises this estimate, if necessary, in subsequent years if actual forfeitures differ from those estimated. Any amounts paid by employees on exercise of the stock options and subsequent purchase of shares are credited to share capital.

(l)	Net income (loss) per share:

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by adjusting net income (loss) attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For the year ended December 31, 2014, outstanding stock options of 154,057 (December 31, 2013 – 42,592) were excluded from the calculation of net income per common share because their inclusion would be anti-dilutive. As the Company reported a net loss attributable to common shareholders for the year ended December 31, 2012, all stock options and subscription rights were anti-dilutive and were excluded from the diluted weighted average shares for that period.

Prior to the Company’s IPO, net income (loss) per share was calculated under the two-class method as the Company had outstanding shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Prior to the Company’s IPO, the Company’s then-outstanding redeemable convertible preferred shares contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss or a net loss attributable to common shareholders resulting from preferred share dividends or accretion, net losses were not allocated to participating securities. All of the outstanding redeemable convertible preferred shares converted to common shares upon the consummation of the Company’s IPO.

(m)	Foreign currency translation:

The Company’s functional currency is the Canadian dollar and the Company’s reporting currency is the U.S. dollar. The Company initially records foreign currency transactions using the exchange rates prevailing at the dates of the transactions. At the balance sheet date, results of operations and cash flows are translated into the functional currency at average exchange rates during the period, and monetary assets and liabilities are translated at end of period exchange rates. Non-monetary assets and liabilities and equity transactions are translated at historical exchange rates. The effects of exchange rate fluctuations on translating foreign currency monetary assets and liabilities into Canadian dollars are included in the statement of operations as foreign exchange gain (loss).

At the balance sheet date, results of operations and cash flows are translated into the U.S. dollar reporting currency at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions, which are translated at historical exchange rates. The effects of exchange rate fluctuations on translating functional currency assets and liabilities into U.S. dollars are accumulated as a separate component in other accumulated comprehensive income (loss) as cumulative translation adjustment.

(n)	Income taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured at rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded when it is not more likely than not that all, or a portion of the net deferred tax assets will be realized.

(o)	Deferred tenant inducements:

Deferred tenant inducements, which include leasehold improvements paid for by the landlord and free rent, are recorded as liabilities on the balance sheet and recognized as a reduction of rent expense on a straight-line basis over the term of the lease.

(p)	Deferred financing fees:

Deferred financing fees, which primarily consist of direct incremental legal and accounting fees relating to the IPO, were capitalized. The deferred financing fees were offset against IPO proceeds upon consummation of the offering in November 2014. At December 31, 2013, $2,739 was capitalized and deferred. There were no remaining amounts deferred at December 31, 2014.

(q)	Comparative figures:

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year.

4.	Changes in significant accounting policies:

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

5.	Future changes in accounting policies:

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

6.	Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2014	2013
Research equipment	$6,815	$6,356
Office furniture and equipment	980	1,069
Computer equipment	1,887	1,780
Leasehold improvements	6,338	6,825
Less: accumulated depreciation and amortization	(13,544)	(14,151)
Total	$2,476	$1,879

During the year ended December 31, 2012, the Company wrote off leasehold improvements with a net book value of $1,030 in connection with a lease extension and modification agreement made effective April 1, 2012.

Depreciation expense was $738 for the year ended December 31, 2014 (2013 - $705, 2012 - $786).

7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2014	2013
Trade payables	$553	$391
Employee compensation, benefits, and related accruals	1,077	520
Consulting and contracted research	774	412
Professional fees	180	694
Other	80	266
Total	$2,664	$2,283

8.	Deferred revenue:

The Company receives upfront payments under various research and collaboration agreements. In assessing the appropriate revenue recognition related to a collaboration agreement, the Company first determines whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. Upfront payments are recorded as deferred revenue in the balance sheet and are recognized as collaboration revenue over the estimated period of the research commitment that is consistent with the terms of the research and development obligations contained in the collaboration agreement. The Company periodically reviews the estimated period of performance based on the progress made under each arrangement. The full amount as of December 31, 2014 of $11,779 is expected to be realized as revenue as follows:

Year ending December 31:
2015	$11,622
2016	157
Deferred revenue	$11,779

9.	Note payable:

In November 2010, the Company entered into a collaboration and licensing agreement with Isis Pharmaceuticals, Inc. (“Isis”) to discover, develop and commercialize antisense drugs that target the hepcidin-hemojuvelin pathway. Upon signing the agreement, the Company issued a convertible promissory note to Isis as payment of an upfront fee of $1,500. The note accrued interest at 5% per annum, compounded annually with interest payable at the time the note became due and payable. At the option of the Company, the note was convertible into equity securities upon occurrence of certain events specified in the note. As the number of equity securities that the note payable was potentially convertible into was variable until the time of conversion, the note was classified as a financial liability and measured at its amortized cost.

In June 2013, the Company repaid the promissory note in full in cash (together with accrued interest) for $1,701 in conjunction with the exercise of an option to exclusively license certain product rights under the collaboration with Isis.

10.	Redeemable convertible preferred shares:

The rights and preferences of the shares of Series A, Series B and Series E convertible preferred shares (collectively, the “Redeemable Convertible Preferred Shares”) were as follows:

Conversion - Each Series A, Series B, and Series E preferred share were initially convertible at any time at the option of the holder into common shares on a 1:1 basis, subject to certain adjustments for share splits, consolidations, stock dividends, and, as applicable, following certain capital reorganizations or mergers or acquisitions with another company as well as certain adjustments based on whether any common shares were issued during certain specified time periods at a price per share which was lower than certain threshold amounts as set forth in the articles.

Immediately prior to the closing of the Company’s IPO, all outstanding Series A and B redeemable convertible preferred shares were converted into common shares on a 1:1 basis and Series E redeemable convertible preferred shares were converted into common shares on a 1:1.2 basis, subject to certain adjustments. These adjustments differ for some of the Company’s outstanding Series E preferred shares depending on the date of issue, resulting in different conversion ratios for different Series E preferred shares. The conversion of preferred shares into common shares was as follows:

	Preferred Shares Outstanding	Conversion into Common Shares upon Initial Public Offering
Series A	1,151,468	1,151,468
Series B	994,885	994,885
Series E	4,322,126	5,579,571
Total	6,468,479	7,725,924

As of December 31, 2014, no Series A, Series B and Series E convertible preferred shares were outstanding. A description of certain rights applicable to the redeemable convertible preferred shares prior to their conversion in the IPO is as follows:

Dividends - Holders of Series A, Series B and Series E preferred shares were entitled to receive non-cumulative cash dividends, in preference to any dividend payable on the common shares, at a rate of 8% per annum of the issue price of the preferred share when and as declared by the Board, but only if any dividends were declared on the common shares. In addition, holders of the Series A, Series B and Series E preferred shares would have been entitled to receive, when and as declared by the Board, dividends in an amount equal to any dividend per common share declared by the Board on the common shares multiplied by the number of common shares that would have been issued in exchange for the Series A, Series B and Series E preferred shares upon conversion. No dividends were declared prior to the conversion of the Series A, Series B and Series E preferred shares into common shares in connection with the closing of the IPO.

Redemption - There were certain redemption rights afforded the Series A, Series B and Series E preferred shares. Such preferred shares had redemption rights in the event of a change of control event such as a merger, acquisition or consolidation of the Company, or in the event of a sale, lease or other disposition of all or substantially all of the assets of the Company. Such events are not solely within the control of the Company, and therefore, the redeemable convertible preferred shares were classified outside of shareholders’ equity (deficit).

The Company had also authorized 4,620 Series C preferred shares and 9,376 Series D preferred shares. No Series C or D preferred shares were outstanding as at December 31, 2013. Immediately prior to the closing of the Company’s IPO, the Company’s articles were amended to remove all references to Series C and D preferred shares.

11.	Stock option plans:

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of share-based compensation awards to directors, officers, employees and consultants of the Company. The Company’s pre-existing stock option plan (the “Amended and Restated Stock Option Plan”) was limited to the granting of stock options as equity incentive awards whereas the 2014 Plan also allows for the issuance of restricted shares, restricted share units, share appreciation rights and performance shares. No further options will be granted under the Company’s Amended and Restated Stock Option Plan.

Under the 2014 Plan, options granted generally vest on a graduated basis over a four-year period or less. The exercise price of the options is determined by the Board but must at least be equal to the fair market value of the common shares on the date of grant.  Options may be exercised over a maximum term of ten years. As of December 31, 2014, a total of 411,522 common shares had been reserved for issuance under the 2014 Plan. The number of common shares available for issuance under the 2014 Plan includes an annual increase beginning in 2015 by an amount which will be determined at the discretion of the Board.

The Amended and Restated Stock Option Plan provided for the grant of options for the purchase of common shares to directors, officers, employees and service providers prior to the Company’s IPO. The options granted under the Amended and Restated Stock Option Plan vested on a graduated basis over a four-year period or less and each option’s maximum term was ten years. The Amended and Restated Stock Option Plan will continue to govern the options granted thereunder.

Summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		CAD $	U.S. $	In Years	U.S. $
Outstanding, January 1, 2012	1,059,510	4.27	4.22	6.07
Granted	150,102	3.64	3.64
Forfeited and expired	(81,175)	5.24	5.24
Outstanding, December 31, 2012	1,128,437	4.13	4.17	5.81
Granted	292,418	3.74	3.64
Exercised	(8,329)	6.07	5.88		37
Forfeited and expired	(79,427)	4.90	4.76
Outstanding, December 31, 2013	1,333,099	3.98	3.88	5.80	8,300
Granted	205,170	10.84	9.35
Exercised	(2,417)	6.07	5.23		23
Forfeited and expired	(51,634)	5.96	5.14
Outstanding, December 31, 2014	1,484,218	4.88	4.20	5.70	15,551
Exercisable as of December 31, 2014	1,116,564	3.99	3.44	4.73	12,554

The following table summarizes the stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding				Options exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Option Life	Weighted Average Exercise Price		Number of Options	Weighted Average Exercise Price
		(years)	CAD $	U.S. $		CAD $	U.S. $
CAD $2.67	252,353	8.04	2.67	2.30	133,053	2.67	2.30
CAD $3.74	878,149	4.74	3.74	3.22	851,569	3.74	3.22
CAD$ 6.07	107,013	0.19	6.07	5.23	107,013	6.07	5.23
CAD$ 9.76	42,592	8.59	9.76	8.41	15,085	9.76	8.41
CAD$ 10.78	156,172	9.04	10.78	9.29	7,525	10.78	9.29
CAD$ 11.22	6,273	9.59	11.22	9.67	—	—	—
USD$ 9.00	36,008	9.85	10.44	9.00	—	—	—
USD$ 12.65	5,658	9.90	14.68	12.65	2,319	14.68	12.65
	1,484,218	5.70	4.88	4.20	1,116,564	3.99	3.44

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2014 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
		CAD $	U.S. $
Non-vested, January 1, 2014	388,230	3.79	3.54
Granted	205,170	7.08	6.10
Vested	(223,589)	3.76	3.24
Forfeited and cancelled	(2,157)	3.88	3.35
Non-vested, December 31, 2014	367,654	5.64	4.86

The fair value of each option issued to employees and non-employees is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years ended December 31
	2014	2013	2012
Average risk-free interest rate	1.94%	1.03%	1.14%
Average expected term (in years)	6.13	6.20	6.20
Expected volatility	73%	70%	70%
Expected dividend yield	0.00%	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the year ended December 31, 2014 was, $6.10 (2013 - $4.13, 2012 - $2.28) per option.

As of December 31, 2014, the unrecognized stock-based compensation cost related to the non-vested stock options was $1,580 (2013 - $1,155, 2012 - $633), which is expected to be recognized over a weighted-average period of 2.5 years (2013 - 2.5 years, 2012 - 2.2 years).

The aggregate fair value of options vested during the year ended December 31, 2014 was $722 (2013 - $374, 2012 - $565).

The Company uses the “simplified method” to determine the expected term of options. Under this method, the expected term represents the average of the vesting period and the contractual term.

The expected volatility of share options was estimated based on a historical volatility analysis of peers that were similar to the Company with respect to industry, stage of life cycle, size, and financial leverage. The risk-free interest rate of the options is based on the U.S. Treasury yield curve in effect at the date of grant for a term similar to the expected term of the option.

Stock-based compensation expense is classified in the statements of operations as follows:

	Years ended December 31,
	2014	2013	2012
Research and development	$194	$147	$112
General and administrative	566	428	294
	$760	$575	$406

12.	Foreign exchange gain (loss):
(a)	Foreign Currency Exchange Risk:

At December 31, 2014, the Company had U.S. dollar denominated cash and cash equivalents of $46,531 (December 31, 2013 - $6,365) and Canadian denominated cash and cash equivalents and marketable securities of CAD$43,516 (December 31, 2013 - CAD$45,641).

The Company faces foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than Canadian dollars, particularly those denominated in U.S. dollars and Euros. The Company also holds non-Canadian dollar denominated cash, accounts receivable and accounts payable, which are primarily denominated in U.S. dollars.

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to the Company. The Company’s current foreign currency risk is primarily with the U.S. dollar as a majority of its non-Canadian dollar denominated expenses are denominated in U.S. dollars. To limit the Company’s exposure to volatility in currency markets, the Company maintains a natural currency hedge against fluctuations in currency exchange rates by estimating its anticipated expenses that will be denominated in currencies other than the Canadian dollar and then purchasing a corresponding amount of the relevant foreign currency at the current spot rate. The Company does not otherwise hedge its exposure and thus assumes the risk of future gains or losses on the amounts of foreign currency held. The impact of an adverse change in foreign exchange rates may be offset in the event the Company receives a milestone payment from a foreign partner.

(b)	Interest Rate Risk:

At December 31, 2014, the Company had cash and cash equivalents of $72,026 (December 31, 2013 - $37,950), which consisted of bank deposits. At December 31, 2014, the Company had marketable securities of $12,015 (December 31, 2013 - $11,326). The goals of the Company’s investment policy are liquidity and capital preservation; the Company does not enter into investments for trading or speculative purposes and has not used any derivative financial instruments to manage its interest rate exposure. The Company believes that it does not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of the Company’s cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. The Company had no outstanding debt as of December 31, 2014.

13.	Collaboration agreements:

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

Research and development milestones in the Company’s collaboration agreements may include the following types of events:

•	completion of preclinical research and development work leading to selection of product candidates;
•	initiation of Phase 1, Phase 2 or Phase 3 clinical trials; and
•	achievement of certain other scientific or development events.

Regulatory milestone payments may include the following types of events:

•	filing of regulatory applications for marketing approval in the U.S., Europe or Japan, including investigational new drug (“IND”) applications and new drug applications (“NDA”); and
•	marketing approval in a major market, such as the U.S., Europe or Japan.

Commercialization milestone payments may include payments triggered by annual product sales that achieve pre-specified thresholds.

(a)	uniQure Biopharma B.V. (“uniQure”) sublicense and research agreement:

Effective August 2000, the Company entered into a sublicense and research agreement with uniQure (formerly Amsterdam Molecular Therapeutics), pursuant to which the Company granted to uniQure an exclusive, worldwide sublicense under certain intellectual property controlled by the Company to develop and commercialize technology and compounds related to a certain variant of lipoprotein lipase (“LPL”). Under its sublicense and research agreement with uniQure, the Company collaborated with uniQure and the University of British Columbia (“UBC”) on preclinical activities, and thereafter uniQure developed an LPL gene therapy product, Glybera, which contains the LPL variant. Glybera was approved in the European Union (“EU”) in October 2012 to treat lipoprotein lipase deficiency (“LPLD”) in patients with severe or multiple pancreatitis attacks, despite dietary fat restrictions. uniQure conducted the clinical trials and is responsible for the commercialization of Glybera. During the year ended December 31, 2013, the Company received milestone payments of CAD$547 (2012 - CAD$198). No such milestone payments have been recognized in the year ended December 31, 2014.

Under the terms of the agreement, the Company is eligible to receive certain additional milestone payments of less than CAD$1,000 for Glybera and for each subsequent product, if any, developed pursuant to the agreement with uniQure. The Company, in turn, has certain payment obligations to its licensor, UBC, based on amounts received from uniQure or otherwise based on the exploitation of the licensed intellectual property. The Company believes that all potential milestone payments under this agreement are substantive and at risk at the inception of this agreement, and, as such, expects that future milestone payments will be recognized as revenue in the period that each milestone is achieved.

The Company is also eligible to receive mid single-digit royalties on net sales of the licensed products, for sales made by uniQure and its affiliates. The royalty rates for sales made by uniQure and its affiliates are reduced to a low single-digit when the licensed patents expire.

In July 2013, uniQure announced that it entered into a partnership with Chiesi Farmaceutici S.p.A. (“Chiesi”) for the commercialization of Glybera in the EU and more than a dozen other countries including Brazil, China, Mexico and Russia. With respect to uniQure’s sublicense to Chiesi, the Company is eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from Chiesi (including, for example, upfront payments and milestone payments), a percentage in the low twenties of any royalties that uniQure receives from Chiesi based on sales of technology or products covered by the licensed patents, plus a mid single-digit percentage of certain further royalties that uniQure receives from Chiesi based on sales of the Company’s licensed technology or products after the expiration of all licensed patents covering the product. If uniQure grants a sublicense to a third party other than to Chiesi, then the Company is eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from such sublicensee (for example, upfront payments and milestone payments) plus a percentage in the low twenties of any royalties that uniQure receives from such sublicensee based on sales of technology or products covered by the licensed patents.

Pursuant to the terms of the Company’s agreement with UBC, the Company must pay to UBC a single-digit percentage of amounts the Company receives from sales of Glybera.

(b)	Teva Pharmaceutical Industries Ltd. (“Teva”) collaborative development and license agreement:

In December 2012, the Company entered into a collaborative development and license agreement with Teva, through its subsidiary, Ivax International GmbH, pursuant to which the Company granted Teva an exclusive worldwide license to develop and commercialize certain products, including TV-45070 (formerly XEN402).

Under the terms of the agreement, Teva paid the Company an upfront fee of $41,000. The Company is collaborating with Teva to further develop TV-45070, and Teva is funding all development costs with respect to the licensed products. Teva is providing funding to the Company for certain of the Company’s full-time equivalents (“FTEs”) performing the research collaboration plan. The Company identified several deliverables under the agreement with Teva, including exclusive licenses to compounds and non-exclusive licenses to companion diagnostic products, a commitment to participate in a joint steering committee and research and development services to be performed by the Company on behalf of Teva. The Company concluded that the licenses did not have stand-alone value to Teva without the Company’s technical expertise and joint steering committee participation during the initial three-year period.

Therefore, the Company has determined that the various deliverables under this agreement should be considered as one single unit of accounting. As such the Company determined that the $41,000 upfront payment should be recognized as revenue ratably over the expected period of performance, being the three-year period ending December 31, 2015.

In addition, the Company is eligible to receive potential milestone payments totaling up to $335,000, comprised of a $20,000 clinical milestone payment, up to $285,000 in regulatory milestone payments, and a $30,000 sales-based milestone payment. If TV-45070 is approved, the Company is also eligible to receive royalties in the low teens to low twenties on net sales of licensed products for the timeframe that such products are covered by the licensed patents and in certain other instances. The Company believes that potential milestone payments for development and regulatory milestones under this agreement are substantive and at risk at the inception of this agreement, and, as such, expects that these future milestone payments will be recognized as revenue in the period that each milestone is achieved. The Company believes that the potential sales-based milestone payments under this agreement are not substantive as the Company does not expect to contribute effort to their achievement and expects such sales-based milestones will generally be achieved after the period of substantial involvement under the collaboration. Therefore, the Company expects that future sales-based contingent consideration milestone payments will be recognized as revenue when such milestones are achieved, assuming all other revenue recognition criteria are met. To date, no such milestone payments have been recognized.

The Company has an option to a 20% to 30% co-promotion interest for products incorporating TV-45070 in the U.S. The Company’s exercise of this option is subject to meeting objective financial conditions, staffing requirements and compliance standards to be determined in Teva’s reasonable discretion in accordance with standard industry practice. The Company’s co-promotion option is exercisable upon the filing of the first new drug application (“NDA”) for a TV-45070 product with the FDA, and the Company will be obligated to pay an opt-in fee to Teva, which is calculated by multiplying the Company’s co-promotion interest (as a percentage) by the amount of certain milestones paid or payable by Teva, to which is added certain past and future development costs incurred by Teva with respect to the product for the U.S. Such opt-in fee is payable as a reduction to the milestone payments or the Company’s share of operating profits that Teva would otherwise owe to the Company, or a combination of the two. If the Company exercises this option, the Company will be eligible to receive, in lieu of royalties with respect to such product sales in the U.S., a percentage share (equal to the Company’s co-promotion interest) of operating profits from such product sales in the U.S.

Teva may terminate the agreement upon 60 days advanced written notice to the Company after at least three Phase 2 (or later stage) clinical studies have been completed or in the event that safety or efficacy issues arise in the development of the licensed products. Either party may terminate the agreement in the event of the other’s material breach which remains uncured for 90 business days. In certain termination circumstances, the Company receives licenses to Teva intellectual property relating to TV-45070 clinical development and regulatory filings. If patents within such Teva intellectual property cover the TV-45070 product, then Teva is eligible to receive royalties from the Company based on a percentage of net product sales, within the mid single-digit range.

Pursuant to the terms of the Company’s agreement with the Memorial University of Newfoundland, the Company must pay to the Memorial University of Newfoundland certain milestone payments, a single-digit percentage of net sales for pain products the Company sells directly and a single-digit percentage of royalties received for sales of pain products by the Company’s third party licensees, such as under the Teva and Genentech agreements.

(c)	Genentech Inc. (“Genentech”) collaborative research and license agreement:

In December 2011, the Company entered into a collaborative research and license agreement with Genentech and its affiliate, F. Hoffman-La Roche Ltd. (“Roche”) to discover and develop small and large molecules that selectively inhibit the Nav1.7 sodium channel and companion diagnostics for the potential treatment of pain. Pursuant to this agreement, the Company granted Genentech a worldwide exclusive license to develop and commercialize compounds directed to Nav1.7 and products incorporating such compounds for all uses. The Company also granted Genentech a worldwide non-exclusive license to diagnostic products for the purpose of developing or commercializing such compounds.

Under the terms of the agreement, Genentech paid the Company an upfront fee of $10,000. Genentech is providing funding to the Company for certain of the Company’s FTEs performing the research collaboration plan. The Company identified several deliverables under the agreement with Genentech, including exclusive licenses to compounds and non-exclusive licenses to diagnostic products, a commitment to participate in a joint steering committee and research and development services to be performed by the Company on behalf of Genentech. The Company concluded that the licenses did not have stand-alone value to Genentech without the Company’s technical expertise and joint steering committee participation during the initial three year period. Therefore, the Company has determined that the various deliverables should be considered as a single unit of accounting. As such the Company determined that the $10,000 upfront payment should be recognized as revenue ratably over the expected period of performance, being the three-year period ending December 22, 2014.

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to $621,000, comprised of up to $53,500 in preclinical and clinical milestone payments, up to $387,500 in regulatory milestone payments, and up to $180,000 in sales-based milestone payments for multiple products and indications. In addition, the Company is eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter, plus a low single-digit percentage for large-molecule inhibitors of Nav1.7. The Company believes that the potential milestone payments for preclinical, clinical and regulatory milestones under this agreement are substantive and at risk at inception of this agreement, and, as such, expects that these future milestone payments will be recognized as revenue in the period that each milestone is achieved. In the year ended December 31, 2014, an $8,000 milestone payment has been recognized (2013 - $5,000; 2012 - nil).

The Company believes that the potential sales-based milestone payments under this agreement are not substantive as the Company does not expect to contribute effort to their achievement and expects such sales-based milestones will generally be achieved after the period of substantial involvement under the collaboration. Therefore, the Company expects that future sales-based contingent consideration milestone payments will be recognized as revenue when such milestones are achieved, assuming all other revenue recognition criteria are met. To date, no such milestone payments have been recognized.

The Company’s agreement with Genentech expires on the date of the expiration of all payment obligations to the Company under the agreement. Genentech may terminate the agreement with three months advance notice anytime on or after the third anniversary of the effective date of the agreement, and each party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days. In the event that Genentech terminates the agreement due to the Company’s breach, Genentech retains its licenses and its payment obligations to the Company are reduced. In the event that the Company terminates the agreement due to Genentech’s breach, the rights and licenses granted to Genentech revert back to the Company, subject to certain rights to make and use certain large molecule product candidates that are retained by Genentech, and Genentech is obligated to assign certain regulatory approvals and grant certain licenses to the Company to enable the Company to develop and commercialize certain terminated products outside of the collaboration.

In March 2014, the Company entered into a new agreement with Genentech for pain genetics, using the Company’s Extreme Genetics discovery platform to focus on identifying genetic targets associated with rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. Pursuant to the terms of this agreement, any intellectual property arising out of the collaboration will be jointly owned by the Company and Genentech. The Company also granted Genentech a time-limited, exclusive right of first negotiation on a target-by-target basis to form joint drug discovery collaborations. Under the terms of this agreement, Genentech paid an upfront payment of $1,500. The Company is eligible for an additional $2,000 in milestone payments. At the option of the Company, a Genentech affiliate invested $4,455 in a private placement concurrent with the IPO (note 1).

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

The Company believes that the potential milestone payments under this agreement are substantive and at risk at inception of this agreement, and, as such, expects that these future milestone payments will be recognized as revenue in the period that each milestone is achieved. To date, no such milestone payments have been recognized.

(d)	Isis Pharmaceuticals, Inc. (“Isis”) collaboration and licensing agreement:

In November 2010, the Company entered into a collaboration and license agreement with Isis. The Company issued Isis a convertible, interest-bearing promissory note as payment of the $1,500 upfront fee required by the agreement, which was accounted for as a research and development expense. In June 2013, the Company made this payment to Isis, including accrued interest, pursuant to the terms of the convertible promissory note. Under the terms of this agreement, the Company received an option to obtain from Isis worldwide exclusive licenses to develop and commercialize antisense products targeting hepcidin and/or hemojuvelin, each of which is a validated target for anemia of chronic disease. Antisense products have the potential to treat diseases by binding to and inactivating the messenger RNA of disease-causing genes. The antisense products under this program targeted hepcidin, a liver-derived peptide hormone that regulates iron levels in the body. The option became exercisable upon the initiation of IND-enabling toxicology studies with a development candidate compound. Isis and the Company were responsible for their own costs related to the initial research program that led to the selection of the development candidate compound.

During the year ended December 31, 2013, the Company exercised the option. Under the terms of the agreement, the Company paid Isis an option exercise fee of $2,000, which was accounted for as a research and development expense for the period. In the fourth quarter of 2013, the Company discontinued development of product candidates under this program.

The Company may terminate the agreement with Isis upon 90 days’ notice to Isis. Either party may terminate the agreement in the event of a material breach by the other party that remains uncured for 60 days. In 2014, the Company terminated its agreement with Isis.

(e)	Essex Chemie AG (formerly known as Merck Sharp & Dohme GmbH), an affiliate of Merck & Co., Inc. (“Merck”), exclusive collaborative research and option agreement:

In June 2009, the Company entered into an exclusive collaborative research and option agreement with Merck pursuant to which the parties conducted a research program to discover and develop novel small-molecule candidates for the potential treatment of cardiovascular disease. Merck provided payments to the Company for the Company’s FTEs who performed the Company’s activities pursuant to the research program conducted under the agreement. The Merck collaborative research program ended in December 2012.

In addition, the Company agreed to perform certain genome sequencing work in exchange for a milestone payment of $5,000 payable upon successful conclusion of such work. This payment was made by Merck in February 2010. The Company has determined that this milestone payment was not substantive and should not be considered as a separate element. The Company identified several deliverables under the agreement with Merck, including options to obtain a license, a commitment to participate in a joint steering committee and research and development services to be performed by the Company on behalf of Merck. The Company concluded that the options to license did not have stand-alone value apart from the related research and development services to be delivered. In addition, the Company was unable to estimate a fair value for the undelivered items in the agreement with Merck. Accordingly, the Company has accounted for the deliverables under this agreement as a single unit of accounting.

Under the terms of the agreement, Merck had the option to obtain an exclusive license under certain intellectual property controlled by the Company to develop and commercialize compounds and products directed to targets in the research program. In June 2012, Merck exercised its option and paid the Company $2,000 to obtain such a worldwide exclusive license. The option exercise was determined to be substantive and at risk at the inception of the agreement and, as such, was recognized in the period that the option was exercised by Merck.

Under the agreement with Merck, the Company is eligible to receive up to $21,000 in preclinical and clinical milestone payments and up to $43,000 in regulatory milestone payments for products directed to the licensed target, as well as royalties on future product sales at percentages from the mid to high single-digit range. The Company received a milestone payment of $1,000 in 2010 and a milestone payment of $1,000 in 2011 relating to research progress on two separate targets. Both research milestones were determined to be substantive and at risk at the inception of the agreement and, as such, were recognized in the respective period the milestones were achieved. The Company believes that future contingent consideration milestone payments are not considered substantive as the Company is not contributing effort to the achievement of such milestones now that the period of substantial involvement is complete, there are no undelivered elements and no continuing research obligations under this collaboration.

The Company has an option to co-fund Phase 1 and first Phase 2 clinical trials of product candidates licensed by Merck by paying Merck 50% of such development costs. Such co-funding option is available at the investigational new drug (“IND”)-filing stage for the applicable product candidate. If the Company exercises its co-funding option, then the maximum eligible milestone amounts due to the Company increase to $86,500, and the royalties increase to the high single-digit to the sub-teen double-digit range. Through December 31, 2014, the Company has not yet exercised the co-funding option.

The Company’s agreement with Merck expires on the date of the expiration of all royalty payment obligations to the Company under the agreement. Merck has the right to terminate the agreement upon providing certain notices to the Company. Each party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days after notice of such breach. In the event that Merck terminates the agreement due to the Company’s breach, the licenses granted to Merck survive and become fully paid up. In the event that the Company terminates the agreement due to Merck’s breach, the licenses granted to Merck terminate.

(f)	Genome BC collaboration agreement:

In January 2009, the Company entered into a research funding agreement with Genome BC to co-fund IND-enabling studies for antisense products targeting hepcidin or hemojuvelin. The deliverables of the research activities are to identify development candidates for both hepcidin and hemojuvelin targets. Under the agreement with Genome BC, the Company carried out certain research activities with partial funding that Genome BC provided on a quarterly basis over the term of the research program. This agreement expired at the end of its term on September 30, 2013.

Under the research funding agreement, the Company agreed to give to Genome BC at each quarter (and in connection with Genome BC delivering the agreed-upon research funding for that quarter) rights to be issued in the future for a number of the Company’s common shares without paying cash consideration, or subscription rights. The number of shares to which Genome BC was entitled under each quarter’s subscription rights were proportional to their funding amount paid to the Company for that quarter, calculated by: the quotient of (a) one-half of the Genome BC funding amount to the Company for that quarter divided by (b) the greatest of: (i) CAD$51.71; (ii) the converted U.S. dollar share price; and (iii) the most recent issue price of the Company’s common shares. The subscription rights were automatically exchangeable into common shares of the Company on a 1:1 basis on a date three years after the subscription rights were issued without additional cash consideration being paid by Genome BC.

Immediately prior to the closing of the IPO in November 2014, all 10,201 outstanding subscription rights were converted into 10,201 common shares. At December 31, 2014, there were no subscription rights outstanding (December 31, 2013 – 13,364) to Genome BC.

The following table is a summary of the revenue recognized from the Company’s collaborations for each of the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
uniQure:
Milestone payment	$14	$531	$198
Teva:
Recognition of upfront payment	12,255	13,143	927
Research funding	333	630	—
Genentech:
Recognition of upfront payment	3,603	3,300	3,431
Research funding	4,248	4,514	3,517
Milestone payment	7,913	5,062	—
Merck:
Recognition of initial payment	—	—	1,060
Option fee	—	—	2,060
Research funding	—	—	2,442
Genome BC:
Research funding	—	172	665
Total collaboration revenue	$28,366	$27,352	$14,300

14.	Commitments and contingencies:
(a)	Lease commitments:

The Company entered into an amended lease agreement for research laboratories and office space in Burnaby, British Columbia, Canada for a 120-month term from April 1, 2012 to March 31, 2022, which included an element of free rent and tenant inducement that will be amortized over the term of the lease.

Lease expense for the year ended December 31, 2014 was $915 (2013 - $962, 2012 - $1,017). Future minimum annual lease payments under existing operating lease commitments are as follows:

Year ending December 31:
2015	1,002
2016	1,002
2017	1,060
2018	1,079
2019	1,079
2020 and thereafter	2,428
Total	$7,650

(b)	Guarantees and indemnifications:

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

15.	Income taxes:

Income tax expense (recovery) varies from the amounts that would be computed by applying the expected Canadian and provincial statutory income tax rate of 26% (2013 – 25.75%, 2012- 25%) to loss before income taxes as shown in the following table:

	2014	2013	2012
Computed taxes (recoveries) at Canadian federal and provincial tax rates	$3,385	$3,098	$(1,075)
Change in valuation allowance	(2,364)	(2,029)	2,710
Investment tax credits earned	(1,283)	(529)	(1,418)
Tax attributes expired/utilized	2,011	198	(356)
Financing fees in equity	(1,945)	—	—
Changes in tax rates	—	(1,019)	—
Non-deductible expenditures	(1,053)	(374)	107
Other	1,249	655	32
Income tax expense	$—	$—	$—

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the net deferred income tax assets and liabilities are as follows:

	2014	2013
Deferred income tax assets
Investment tax credits	$20,108	$19,833
Scientific research and experimental development pool	19,648	18,592
Deferred revenues	3,063	7,230
Non-capital losses	1,390	2,755
Property, plant and equipment	2,651	2,386
Deferred financing fees	1,318	(176)
Other	858	780
Less - valuation allowance	(49,036)	(51,400)
Net deferred income tax assets	$—	$—

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly. The valuation allowance continues to be applied against deferred income tax assets where the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria.

At December 31, 2014, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $75,571 (2013 - $71,508) with no expiry.

At December 31, 2014, the Company has $17,942 (2013 - $17,068) of investment tax credits available to offset federal taxes payable and $6,891 (2013 - $7,203) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2014, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $5,347 (2013 - $10,596).

The investment tax credits and loss carry forwards expire over various years to 2034.

As of December 31, 2014, the total amount of the Company’s unrecognized tax benefits were $6,350 (2013 - $6,350). If recognized in future periods, the unrecognized tax benefits would affect our effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits:

	2014	2013
Balance as of January 1	$6,350	$6,350
Increases related to current year positions	—	—
Balance as of December 31	$6,350	$6,350

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties have not been accrued at December 31, 2014 as none would be owing on the unrecognized tax benefits due to the availability of non-capital losses to shelter any potential taxable income arising thereon.

The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company currently files an income tax return in Canada, the jurisdiction in which it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2002 to 2013 remain subject to Canadian income tax examinations.

16.	Related parties:

Genworks Inc. (“Genworks”) is controlled by a director of the Company who is the president and principal beneficial shareholder of Genworks. Genworks provided certain scientific consulting services to the Company pursuant to a consulting agreement. The Company did not incur any cash consulting fees to Genworks for the year ended December 31, 2014 (2013 - nil, 2012 - $307).

On January 1, 2012, the Company granted Genworks an option to purchase 10,288 of its common shares at an exercise price of CAD$3.74 per share and on January 1, 2013, the Company granted Genworks an option to purchase 30,864 of its common shares at an exercise price of CAD$2.67 per share. Pursuant to a performance bonus awarded to Genworks in acknowledgment of services conducted prior to September 1, 2012 relating to the Company’s sublicense agreement with uniQure, in the event that the Company receives royalty payments from uniQure satisfying certain pre-specified thresholds, Genworks has a right to receive a portion of such royalty payments, totaling up to CAD$600. As of September 1, 2012, no further fees or bonuses are payable to Genworks under such consulting agreement.

No amounts have been accrued as of December 31, 2014 (December 31, 2013 - nil) relating to services provided by Genworks.

One of the Company’s directors is a former equity holder and former director of Medpace, Inc. (“Medpace”). The Company did not incur any contract research organization fees to Medpace for the year ended December 31, 2014 (2013 - nil, 2012 - $151). Previously incurred contract research organization fees were paid to Medpace in consideration of certain clinical development services provided by Medpace by individuals other than the Company’s director. None of these fees were paid directly to the Company’s director. No amounts have been accrued as of December 31, 2014 (December 31, 2013 - nil) relating to services provided by Medpace.

17.  Selected quarterly financial data (unaudited):

The following table presents certain unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands of U.S. dollars except per share data). This information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Net income per common share has been retroactively adjusted to reflect the 1 for 4.86 reverse share split effected on October 1, 2014.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014 (1)	December 31, 2014
Revenue	$5,001	$5,298	$13,193	$4,878
Income from operations	1,032	1,378	8,661	35
Net income attributable to common shareholders	—	—	3,595	1,224
Basic net income per common share	$—	$—	$2.67	$0.14
Diluted net income per common share	$—	$—	$1.69	$0.13

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$5,385	$5,600	$10,788	$5,583
Income (loss) from operations	1,944	(770)	6,519	2,019
Net income attributable to common shareholders	—	—	1,319	2,514
Basic net income per common share	$—	$—	$0.99	$1.87
Diluted net income per common share	$—	$—	$0.63	$1.17

(1) The financial data, including per share amounts, for all interim periods prior to and including the three month period ended September 30, 2014, do not reflect the IPO.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Internal Control over Financial Reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements — The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules — All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits — The exhibits listed on the Exhibit Index (following the Signatures section of this report) are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2015	XENON PHARMACEUTICALS INC.
	By:	/s/ Simon Pimstone
Simon Pimstone
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Simon Pimstone, Ian Mortimer and Karen Corraini, and each of them severally, as his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (including his or her capacity as a director and/or officer of Xenon Pharmaceuticals Inc.) to sign any and all amendments and supplements to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Simon Pimstone Simon Pimstone	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015
/s/ Ian Mortimer Ian Mortimer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015
/s/ Michael Tarnow Michael Tarnow	Chair of the Board of Directors	March 12, 2015
/s/ Mohammad Azab Mohammad Azab	Director	March 12, 2015
/s/ Johnston Evans Johnston Evans	Director	March 12, 2015
/s/ Michael Hayden Michael Hayden	Director	March 12, 2015
/s/ Frank Holler Frank Holler	Director	March 12, 2015
/s/ Gary Patou Gary Patou	Director	March 12, 2015
/s/ Evan Stein Evan Stein	Director	March 12, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014
3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014
4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014
4.2	Amended and Restated Investor Rights Agreement, dated December 6, 2006, by and among the Company and the investors listed on Exhibit A and Exhibit B thereto, as amended.	S-1/A	333-198666	4.2	October 6, 2014
10.1†	Exclusive Collaborative Research and Option Agreement, dated June 10, 2009, by and between the Company and Merck Sharp & Dohme Research Ltd, as amended.	S-1/A	333-198666	10.1	October 6, 2014
10.2†	Sublicense and Research Agreement, dated June 18, 2001, by and between the Company and uniQure Biopharma B.V. (formerly Amsterdam Molecular Therapeutics B.V.), as amended by the Consent of the Company and the University of British Columbia to the uniQure-Chiesi Agreement, dated June 28, 2013.	S-1/A	333-198666	10.2	October 6, 2014
10.3†	Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	S-1/A	333-198666	10.3	October 6, 2014
10.4†	Collaborative Development and License Agreement, dated December 7, 2012, by and between the Company and Ivax International GmbH, as amended.	S-1/A	333-198666	10.4	October 6, 2014
10.5†	License Agreement, dated August 1, 2000, by and between the Company and the University of British Columbia, as amended.	S-1/A	333-198666	10.5	October 6, 2014
10.6	Consulting Agreement, dated January 1, 2004, by and between the Company and Genworks Inc., as amended.	S-1	333-198666	10.6	September 10, 2014
10.7#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014
10.8#	2014 Equity Incentive Plan, and form of option agreement thereunder.	S-1	333-198666	10.8	September 10, 2014
10.9#	Offer Letter, dated October 3, 2014, by and between the Company and Simon Pimstone.	S-1/A	333-198666	10.9	October 6, 2014
10.10#	Offer Letter, dated October 3, 2014, by and between the Company and Paul Goldberg.	S-1/A	333-198666	10.10	October 6, 2014
10.11#	Offer Letter, dated October 3, 2014, by and between the Company and Ian Mortimer.	S-1/A	333-198666	10.11	October 6, 2014
10.12#	Offer Letter, dated October 3, 2014, by and between the Company and Karen Corraini.	S-1/A	333-198666	10.12	October 6, 2014
10.13#	Offer Letter, dated October 3, 2014, by and between the Company and Robin Sherrington.	S-1/A	333-198666	10.13	October 6, 2014
10.14	Lease, dated as of 2001, by and between the Company and Discovery Parks Incorporated, as amended through July 1, 2014.	S-1	333-198666	10.14	September 10, 2014
10.15#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014
10.16	Common Share Put Agreement, dated as of March 19, 2014, by and between the Company and Roche Finance LTD.	S-1	333-198666	10.16	September 10, 2014
21.1	List of Subsidiaries of the Company.	S-1	333-198666	21.1	September 10, 2014
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (contained on signature page).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101**

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii)  Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
*

The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Xenon Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.