Form 10-Q
period 2015-03-31
Xenon Pharmaceuticals Inc.
filed 2015-05-12
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of registrant’s common shares outstanding as of May 11, 2015 was 14,228,536

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$65,917	$72,026
Marketable securities	9,464	12,015
Accounts receivable	1,205	215
Prepaid expenses and other current assets	464	686
	77,050	84,942
Property, plant and equipment, net	2,353	2,476
Total assets	$79,403	$87,418

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	1,530	2,664
Deferred revenue	8,724	11,622
	10,254	14,286
Deferred revenue, less current portion	—	157
Deferred tenant inducements	180	196
	$10,434	$14,639
Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 14,222,275 (December 31, 2014 - 14,181,333)	147,508	147,157
Additional paid-in capital	30,450	30,346
Accumulated deficit	(107,999)	(103,734)
Accumulated other comprehensive loss	(990)	(990)
	$68,969	$72,779
Total liabilities and shareholders’ equity	$79,403	$87,418

Collaboration agreements (note 9)
Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Collaboration revenue (note 9)	$4,010	$5,001
Operating expenses:
Research and development	3,427	2,533
General and administrative	1,789	1,436
	5,216	3,969
Income (loss) from operations	(1,206)	1,032
Other income (expense):
Interest income	152	141
Foreign exchange gain (loss)	(3,171)	200
Net income (loss)	(4,225)	1,373
Net income attributable to participating securities	—	1,373
Net loss attributable to common shareholders	$(4,225)	$—
Net loss per common share:
Basic and diluted	$(0.30)	$—
Weighted-average shares outstanding:
Basic and diluted	14,212,579	1,345,312

Other comprehensive income (loss):
Foreign currency translation adjustment	—	(909)
Comprehensive income (loss)	$(4,225)	$464

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statement of Shareholders’ Equity (Deficit)

(Unaudited)

(Expressed in thousands of U.S. dollars except per share data)

	Series A convertible preferred shares		Series B convertible preferred shares		Series E convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)		Total shareholder's equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	1,151,468	$2,939	994,885	$8,683	4,322,126	$90,866	1,344,627	$6,147	$29,722	$(116,752)	$2,511		$(78,372)
Net income for the year										13,018			13,018
Conversion of Series A, B and E convertible preferred shares	(1,151,468)	(2,939)	(994,885)	(8,683)	(4,322,126)	(90,866)	7,725,924	102,488					102,488
Issuance of common shares, net of issuance costs							5,095,000	38,373					38,373
Cumulative translation adjustment											(3,501)		(3,501)
Stock option compensation expense									760				760
Issuance of common shares on conversion of subscription rights							13,365	124	(124)				—
Issued pursuant to exercise of stock options							2,417	25	(12)				13
Balance as of December 31, 2014	—	$—	—	$—	—	$—	14,181,333	$147,157	$30,346	$(103,734)	$(990)		$72,779
Net loss for the period										(4,225)			(4,225)
Stock option compensation expense									288				288
Issued pursuant to exercise of stock options							40,942	351	(184)	(40)			127
Balance as of March 31, 2015	—	$—	—	$—	—	$—	14,222,275	$147,508	$30,450	$(107,999)	$(990)	(1)	$68,969
(1)

At March 31, 2015, our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar. See Note 3 – Changes in significant accounting policies.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$(4,225)	$1,373
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	207	175
Stock-based compensation	288	186
Deferred tenant inducements	(16)	(17)
Unrealized foreign exchange loss	3,140	37
Changes in operating assets and liabilities:
Accounts receivable	(996)	2
Prepaid expenses, and other current assets	220	29
Accounts payable and accrued expenses	(1,110)	(265)
Deferred revenue	(3,055)	(2,362)
Net cash used in operating activities	(5,547)	(842)

Investing activities:
Purchases of property, plant and equipment	(84)	(480)
Purchase of marketable securities	—	(2,578)
Proceeds from marketable securities	1,575	2,720
Net cash provided by (used in) investing activities	1,491	(338)

Financing activities:
Deferred financing fees	—	(398)
Proceeds from issuance of common shares	127	5
Net cash provided by (used in) financing activities	127	(393)
Effect of exchange rate changes on cash and cash equivalents	(2,180)	(1,430)
Decrease in cash and cash equivalents	(6,109)	(3,003)
Cash and cash equivalents, beginning of period	72,026	37,950
Cash and cash equivalents, end of period	$65,917	$34,947

Supplemental disclosures:
Interest received	$121	$125
Supplemental disclosures of non-cash transactions:
Issuance of common shares on conversion of subscription rights	—	14
Fair value of options exercised on a cashless basis	69	—

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

On October 1, 2014, the Company effected a 1 for 4.86 reverse share split of its common and Series A, B and E redeemable convertible preferred shares. At the time of the consolidation, there were no outstanding Series C and D preferred shares and therefore such series were not included in the consolidation. Accordingly, (i) every 4.86 common shares were combined into one common share, (ii) every 4.86 redeemable Series A, B and E convertible preferred shares were combined into one redeemable convertible preferred share, (iii) the number of common shares into which each outstanding subscription right was exchangeable into common shares were proportionately decreased on a 1 for 4.86 basis, (iv) the number of common shares into which each outstanding option to purchase common shares was exercisable were proportionately decreased on a 1 for 4.86 basis, and (v) the exercise price for each such outstanding option to purchase common shares was proportionately increased on a 1 for 4.86 basis. All of the share numbers, share prices, and exercise prices prior to October 1, 2014 have been adjusted, on a retroactive basis, to reflect this 1 for 4.86 reverse share split.

On November 10, 2014, the Company completed an initial public offering (“IPO”) of 4,600,000 of its common shares at a price to the public of $9.00 per share. On November 10, 2014, the Company also completed a private placement, in which the Company issued 495,000 of its common shares to an affiliate of Genentech, Inc. (“Genentech”) at a price of $9.00 per share. Immediately prior to the closing of the IPO, all outstanding convertible preferred shares were converted into 7,725,924 common shares and 10,201 outstanding subscription rights were converted into 10,201 common shares. Following the IPO, there were no preferred shares or subscription rights outstanding.

2.	Basis of presentation:

These financial statements are presented in U.S. dollars.

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2014 and included in the Company’s 2014 Annual Report on Form 10-K filed with the SEC on March 12, 2015.

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company included in the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the change in functional currency described in note 3.

3.	Changes in significant accounting policies:

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company changed to U.S. dollars from Canadian dollars on January 1, 2015 based on management’s analysis of the changes in the primary economic environment in which the Company operates. The change in functional currency is accounted for prospectively from January 1, 2015 and prior year financial statements have not been restated for the change in functional currency. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

For periods commencing January 1, 2015, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and nonmonetary assets and nonmonetary liabilities incurred after January 1, 2015 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations as foreign exchange gain (loss).

4.	Future changes in accounting policies:

In May 2014, the FASB issued amendments to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The amendments stipulate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosure will also be required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB voted to propose a deferral of the effective date of the new revenue standard by one year. The new guidance would be effective for public entities for fiscal years beginning after December 15, 2017 instead of the originally contemplated effective date of December 15, 2016. Entities are permitted to adopt in accordance with the original effective date if they choose. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s financial position, results of operations and cash flows.

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

5.	Net income (loss) per common share:

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by adjusting net income (loss) attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities.

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

As the Company reported a net loss attributable to common shareholders for the three months ended March 31, 2015 and no net income was attributable to common shareholders for the three months ended March 31, 2014, all stock options were anti-dilutive and were excluded from the diluted weighted average shares outstanding for both periods.

6.	Fair value of financial instruments:

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

7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2015	2014
Trade payables	$632	$553
Employee compensation, benefits, and related accruals	384	1,077
Consulting and contracted research	288	774
Professional fees	171	180
Other	55	80
Total	$1,530	$2,664
8.	Stock option plan:

The following table presents stock option activity for the period:

	Three Months Ended March 31,
	2015	2014
Outstanding, beginning of period	1,484,218	1,333,099
Granted	346,964	157,231
Exercised(1)	(44,656)	(772)
Forfeited and expired	(1,090)	(44,238)
Outstanding, end of period	1,785,436	1,445,320
Exercisable, end of period	1,146,383	999,089

(1)

During the three months ended March 31, 2015, 26,910 stock options were exercised for the same number of common shares for cash. In the same period, the Company issued 14,032 common shares for the cashless exercise of 17,746 stock options.

The fair value of each option issued to employees and non-employees is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Average risk-free interest rate	1.71%	1.97%
Average expected term (in years)	6.25	6.20
Expected volatility	75%	74%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%

The weighted-average fair value of options granted during the three months ended March 31, 2015 was $11.84 (three months ended March 31, 2014 - $6.57) per option.

9.	Collaboration agreements:

The Company has entered into a number of collaboration agreements with multiple deliverables under which it may have received non-refundable upfront payments. The Company generally recognizes revenue from upfront payments ratably over the term of its estimated period of performance of research under its collaboration agreements in the event that such arrangements represent a single unit of accounting. The collaborations may also include contractual milestone payments, which relate to the achievement of prespecified research, development, regulatory and commercialization events. The milestone events coincide with the progression of product candidates from research and development, to regulatory approval and through to commercialization. The process of successfully discovering a new product candidate, having it selected by the collaborator for development and having it approved and ultimately sold for a profit is highly uncertain. As such, the milestone payments that the Company may earn from its collaborators involve a significant degree of risk to achieve.

The following table is a summary of the revenue recognized from the Company’s collaborations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Teva:
Recognition of upfront payment	$2,876	$3,025
Research funding	45	80
Genentech:
Recognition of upfront payment	179	786
Research funding	910	1,110
Total collaboration revenue	$4,010	$5,001
10.	Commitments and contingencies:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited financial statements and related notes included in Part I, Item 1 of this report and our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 12, 2015 and with the securities commissions in British Columbia, Alberta and Ontario on March 12, 2015.

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

Our pharmaceutical partners include Teva Pharmaceutical Industries, Ltd., or Teva (through its subsidiary, Ivax International GmbH), Genentech, Inc., or Genentech, and Merck & Co., Inc., or Merck (through its affiliate, Essex Chemie AG).  Our pharmaceutical collaborations have generated in aggregate over $155.0 million in non-equity funding to date with the potential to provide us with over $1.0 billion in future milestone payments, as well as royalties and co-promotion income on product sales.

To date, our Extreme Genetics discovery platform has yielded:

•

Glybera, developed by our licensee uniQure Biopharma B.V., or uniQure, the first, and currently the only, gene therapy approved in the EU for the treatment of the orphan disorder lipoprotein lipase deficiency, or LPLD.  uniQure has reported that its commercialization partner, Chiesi Farmaceutici S.p.A., or Chiesi, has submitted price and reimbursement dossiers in key European countries in order to make Glybera accessible to patients. uniQure has reported that while Chiesi believes the first patient may receive treatment by mid-2015, the ultimate timing is subject to several factors including the treating physician’s decision and relevant patient consent. Chiesi has sole control over commercialization in Europe and neither uniQure nor Xenon will be providing additional guidance regarding commercialization progress.  uniQure has also reported that in early 2016, it expects to commence an additional clinical evaluation of Glybera to be included in a future Biologic License Application, or BLA, submission with the FDA;

•

TV-45070 (formerly XEN402), a product candidate with four Phase 2 proof-of-concept clinical trials completed.  Our partner Teva is conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial in osteoarthritis, or OA, of the knee.  Results from the trial are expected in the third quarter of 2015.  In April 2015, Teva initiated patient enrollment in a Phase 2b clinical trial in patients with postherpetic neuralgia, or PHN, with results expected in the second half of 2016.  TV-45070 is a topically applied small-molecule inhibitor of the sodium channel Nav1.7 and other sodium channels, including those that are expressed in the pain-sensing peripheral nervous system;

•

GDC-0276, a product candidate being developed in collaboration with Genentech for the treatment of pain.  In September 2014, Genentech initiated a Phase 1 clinical trial for GDC-0276, which is expected to complete patient enrollment in the second half of 2015. GDC-0276 is a selective, oral Nav1.7 small-molecule inhibitor being developed for the treatment of pain; and
•

Proprietary preclinical programs, including XEN801, a stearoyl Co-A desaturase, or SCD1, inhibitor for the treatment of acne, and a sodium channel inhibitor for the orphan disorder Dravet Syndrome, or DS.  We anticipate filing an investigational new drug, or IND, equivalent application for XEN801 in mid-2015 and an IND for our DS program in 2016.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding.   For the three months ended March 31, 2015, we recognized revenues, consisting primarily of funding from our collaborators of approximately $4.0 million.  This compared to $5.0 million for the three months ended March 31, 2014.

Though our revenue from our collaboration and license agreements has resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had a net loss of $4.2 million for the three months ended March 31, 2015 and had an accumulated deficit of $108.0 million as of March 31, 2015, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Teva:
Recognition of upfront payment	$2,876	$3,025
Research funding	45	80
Genentech:
Recognition of upfront payment	179	786
Research funding	910	1,110
Total collaboration revenue	$4,010	$5,001

Through March 31, 2015, we had recognized upfront fees and milestone payments totaling CAD$1.1 million, pursuant to our sublicense and research agreement with uniQure. We are eligible to receive certain additional milestone payments of less than CAD$1.0 million for Glybera and for each subsequent product, if any, developed pursuant to the agreement.

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

Pursuant to the terms of our December 2011 collaborative development and license agreement with Genentech, we received an upfront payment of $10.0 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $10.0 million upfront payment was recognized as revenue ratably over the expected period of research performance, which was the three-year period from December 2011 through December 2014. In September 2013, we received a $5.0 million milestone payment for the selection of a compound for good laboratory practices, or GLP, toxicology studies. We recognized the milestone payment upon achievement in August 2013. In August 2014, we received an $8.0 million milestone payment for the approval of the GDC-0276 Clinical Trial Application by Health Canada. We recognized the milestone payment upon achievement in August 2014.

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

The following table is a summary of our deferred revenue for our collaboration and licensing agreements as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Teva	$8,021	$10,897
Genentech	703	882
Total deferred revenue	$8,724	$11,779

We expect such deferred revenue remaining as of March 31, 2015 to be recognized as revenue in the applicable fiscal years ending December 31, 2015 and 2016 based on our accounting policy for revenue recognition for each collaboration agreement.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$3,427	$2,533
General and administrative	1,789	1,436
Total operating expenses	$5,216	$3,969

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary, related benefits and share-based compensation of our executive, finance, business development and administrative functions, travel expenses, allocated facility-related costs not otherwise included in research and development expenses, and professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection. Following the IPO, we have been incurring additional general and administrative expenses as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director fees, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance.

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

Foreign Exchange Gain (Loss). On January 1, 2015, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of the changes in the primary economic environment in which we operate. We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations. For the three months ended March 31, 2015, net foreign exchange losses comprise losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Part I, Item 3 – “Foreign Currency Exchange Risk” below.

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

During the three months ended March 31, 2015, we had the following changes in our critical accounting policies:

Our reporting currency is the U.S. dollar. Our functional currency changed to U.S. dollars from Canadian dollars on January 1, 2015 based on management’s analysis of the changes in the primary economic environment in which we operate. The change in functional currency is accounted for prospectively from January 1, 2015 and prior year financial statements have not been restated for the change in functional currency. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

For periods commencing January 1, 2015, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and nonmonetary assets and nonmonetary liabilities incurred after January 1, 2015 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations as foreign exchange gain (loss).

There have been no other significant and material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2014 Annual Report on Form 10-K filed with the SEC on March 12, 2015. We believe that the accounting policies discussed in the AnnualReport are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table summarizes the results of our operations for the three months ended March 31, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)
Collaboration revenue	$4,010	$5,001	$(991)
Research and development expenses	3,427	2,533	894
General and administrative expenses	1,789	1,436	353
Other:
Interest income	152	141	11
Foreign exchange gain (loss)	(3,171)	200	(3,371)
Net income (loss)	$(4,225)	$1,373	$(5,598)

Revenue

We recognized revenue of $4.0 million for the three months ended March 31, 2015 compared to $5.0 million for the three months ended March 31, 2014, a decrease of $1.0 million. In the comparative period, $0.8 million was recognized relating to the upfront payment from the December 2011 collaborative development and license agreement with Genentech. No such amounts were recognized in the current quarter as the upfront payment was fully recognized by December 2014. This decrease was partially offset by recognition of $0.2 million of an upfront payment received from Genentech for the pain genetics collaboration entered into in March 2014. The remaining decrease was due to less FTE funding from both Genentech and Teva and the change in the foreign exchange rate between the U.S. and Canadian dollar.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)
Teva collaboration (TV-45070) expenses	35	244	$(209)
Genentech collaboration (GDC-0276) expenses	828	1,232	(404)
Preclinical and discovery program expenses	2,564	1,057	1,507
Total research and development expenses	$3,427	$2,533	$894

Research and development expenses were $3.4 million for the three months ended March 31, 2015 as compared to $2.5 million for the three months ended March 31, 2014. The increase of $0.9 million was primarily attributable to a $1.5 million increase in preclinical and discovery program expenses primarily related to XEN801 entering IND-enabling studies as well as increased spending on our Nav1.6 sodium channel inhibitor program. This increase was partially offset by decreases in Teva and Genentech collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)
General and administrative expenses	$1,789	$1,436	$353

General and administrative expenses were $1.8 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014. This increase was primarily due to additional expenses incurred as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director fees, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)
Other income (expense):	$(3,019)	$341	$(3,360)

Other expense was $3.0 million for the three months ended March 31, 2015 as compared to other income of $0.3 million for the three months ended March 31, 2014, a change of $3.4 million, primarily attributable to $3.1 million of unrealized foreign exchange losses arising largely from the translation of $54.5 million of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars and an 8% decrease in the value of the Canadian dollar during the period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and our initial public offering, as well as through the receipt of government funding. As of March 31, 2015, we had cash and cash equivalents and marketable securities of $75.4 million. We received $38.5 million of proceeds, net of underwriting discounts and commissions but before offering expenses, from our initial public offering and $4.1 million of proceeds, net of underwriters’ fees but before offering expenses, from the concurrent private placement to an affiliate of Genentech. Our initial public offering and concurrent private placement each closed in November 2014.

We have incurred significant operating losses since inception. We had a $4.2 million net loss for the three months ended March 31, 2015 and an accumulated deficit of $108.0 million from inception through March 31, 2015. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland, or MUN; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(5,547)	$(842)
Net cash provided by (used in) investing activities	1,491	(338)
Net cash provided by (used in) financing activities	127	(393)

Operating Activities

During the three months ended March 31, 2015, net cash used by operating activities totaled $5.5 million, compared to net cash used in operating activities of $0.8 million for the same period in 2014. The change was driven primarily by a net loss of $4.2 million for the three months ended March 31, 2015, partially offset by an unrealized foreign exchange loss of $3.1 million, and changes in timing of receivables, cash payments of trade payables and timing of revenues.

Investing Activities

During the three months ended March 31, 2015, net cash provided by investing activities totaled $1.5 million, compared to net cash used in investing activities of $0.3 million for the same period in 2014. The change was driven primarily by an increase in net proceeds from the sale of marketable securities and a decrease in the purchase of property, plant and equipment.

Financing Activities

During the three months ended March 31, 2015, net cash provided by financing activities totaled $0.1 million, compared to net cash used in financing activities of $0.4 million for the same period in 2014. Net cash used in financing activities for the three months ended March 31, 2014 consisted primarily of deferred financing costs in connection with our IPO which closed in November 2014 and net cash provided by financing activities for the three months ended March 31, 2015 consisted of proceeds from the issuance of common shares from the exercise of stock options.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2014 were reported in our Annual Report on Form 10-K, filed with the SEC on March 12, 2015. There have been no other material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued amendments to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The amendments stipulate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosure will also be required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB voted to propose a deferral of the effective date of the new revenue standard by one year. The new guidance would be effective for public entities for fiscal years beginning after December 15, 2017 instead of the originally contemplated effective date of December 15, 2016. Entities are permitted to adopt in accordance with the original effective date if they choose. We are currently evaluating the new guidance to determine the impact it will have on our financial position, results of operations and cash flows.

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

The principal market risk we face is foreign currency exchange rate risk. We face this risk, in part, as a result of entering into transactions denominated in and holding currencies other than U.S. dollars, particularly those denominated in Canadian dollars and Euros. We also hold non-U.S. dollar denominated cash and cash equivalents, marketable securities, accounts receivable and accounts payable, which are primarily denominated in Canadian dollars.

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is primarily with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and the majority of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At March 31, 2015, we held cash and cash equivalents and marketable securities of $54.5 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $5.5 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent and marketable securities balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $75.4 million as of March 31, 2015. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of March 31, 2015.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $4.2 million for the three months ended March 31, 2015, $4.3 million for the year ended December 31, 2012, and had an accumulated deficit of $108.0 million as of March 31, 2015.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the three months ended March 31, 2015, we incurred approximately $3.4 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

Our current cash and cash equivalents and marketable securities are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number and characteristics of the future product candidates we pursue;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting preclinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
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

As of March 31, 2015, approximately 72% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars and we expect this trend to continue.

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

Under the terms of our license agreement with uniQure, we rely on uniQure, or its sublicensees, to market Glybera and to obtain and maintain regulatory approval of Glybera. In July 2013, uniQure announced that it had granted to Chiesi Farmaceutici, S.p.A., or Chiesi, an Italian pharmaceutical firm, an exclusive license to commercialize Glybera in the European Union, or the EU, and certain other countries outside of North America and Japan. Despite the efforts of uniQure and Chiesi, Glybera may not gain market acceptance among physicians, patients, healthcare payers and the medical community. The commercial success of Glybera will depend on a number of factors, including:

•	establishment and demonstration of clinical efficacy and safety and acceptance of the same by the medical community and regulatory authorities;
•	commercialization of competing products;
•	sufficient commercial supply of Glybera;
•	cost-effectiveness of Glybera;
•	regulatory authorities’ final assessment of the benefit-risk analysis of Glybera;
•	the availability of coverage and adequate reimbursement from third parties, including governmental payers, managed care organizations, and private health insurers;
•	the relative cost, safety and efficacy of therapies that exist now or may be developed in the future;
•	whether the product can be manufactured in commercial quantities at acceptable cost;
•	marketing and distribution support for Glybera;
•	cost of post-approval obligations in the EU including a post-approval clinical trial and market surveillance activities;
•	maintaining the marketing approval under exceptional circumstances in the EU;
•	the effect of current and future healthcare laws;
•	the acceptance of gene therapies as a class of treatment; and
•	any market or regulatory exclusivities applicable to the product.

To date, the FDA has never approved any gene therapy product as a treatment for any indication in the U.S. and the FDA may never approve Glybera. Glybera is approved in the EU under exceptional circumstances and full approval may never be granted or the existing approval under exceptional circumstances could be revoked.  As a condition to approval of Glybera, uniQure is required to complete a post-approval clinical trial and is required to implement a disease registry as well as implement risk management procedures, distribute educational materials to healthcare professionals and patients, implement an additional manufacturing process step, comply with certain notification obligations and undergo annual reassessment, any negative outcome of which could potentially lead to a withdrawal of marketing approval for Glybera.

Any failure of uniQure or its sublicensee to successfully commercialize Glybera or revocation of Glybera’s marketing approval in the EU could have a material adverse effect on our business, growth prospects, operating results and financial condition and could result in a substantial decline in the price of our common shares.

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

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics and pregabalin. We are also aware of clinical-stage development programs at several pharmaceutical and biotechnology companies that are targeting Nav1.7 inhibitors to develop products to treat various pain indications, including Bioline Rx Ltd., Biogen Inc. through its recent acquisition of Convergence Pharmaceuticals Limited, Dainippon Sumitomo Co., Ltd. and Pfizer, Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications.

The novelty of gene therapy products and their lack of a commercial track record may hinder market acceptance of Glybera among physicians, patients, healthcare payers and the medical community.

Glybera is the first gene therapy product approved in the EU and no gene therapy product has been approved in the U.S. Because Glybera is the first gene therapy to be marketed in the EU, gaining market acceptance and overcoming any safety or efficacy concerns may be more challenging than for a more traditional therapy. Glybera’s commercial success will depend, in part, on the success of efforts to educate the market regarding gene therapy products. In particular, the success of Glybera will depend upon physicians who treat patients with LPLD, prescribing Glybera. With respect to Glybera and any other gene therapy products we or a collaborator may develop, public perception may be influenced by claims that gene therapy is unsafe, and, if so, gene therapy may not gain the acceptance of the public or the medical community.

uniQure reported that, on April 8, 2015, it received a copy of a preliminary assessment report prepared by the rapporteur designated by the Committee for Advanced Therapies, or CAT, which is the committee that advises the EMA’s Committee for Human Medicinal Products, or CHMP, on gene therapies. The preliminary report was a response to uniQure’s submission to the EMA in

September 2014 of a Type II variation, which proposed an amendment to the Glybera Summary of Product Characteristics to reflect certain information from the six-year follow up data included in uniQure’s final clinical study report.  The preliminary assessment report, which represented the sole view of the rapporteur, stated that Glybera lacked efficacy and therefore the benefit-risk was negative. On April 24, 2015, uniQure received a copy of the final assessment report prepared by the CAT and endorsed by the CHMP, which stated that the CAT discussed the negative rapporteur recommendation on the benefit risk analysis of Glybera and did not agree with the negative view of the rapporteur and concluded by majority on the recommendation that the efficacy of Glybera be considered in its totality as defined in the initial approval taking into account the criteria at the time of the initial approval.  The CAT will continue to evaluate the six-year follow up data and uniQure is providing requested supplemental information.

There can be no assurance regarding the EMA’s final conclusion and any adverse outcome of this review could require conducting further post-approval studies, or could potentially result in revocation of the marketing approval for Glybera in the EU. More restrictive government regulations resulting from CAT’s and CHMP’s review or negative public opinion could have a negative effect on our business or financial condition and may delay or impair the commercialization of Glybera. If Glybera is not successfully commercialized, our ability to generate near term revenue could be impaired.

We have no marketed products and have not yet advanced a product candidate beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

We have no experience in Phase 3 and later stage clinical development, and related regulatory requirements or the commercialization of products. uniQure controls and has been responsible for the development and commercialization of Glybera, Teva Pharmaceutical Industries Ltd., or Teva, is responsible for the on-going clinical development of TV-45070, and Genentech Inc., or Genentech, is responsible for the on-going clinical development of GDC-0276. Accordingly, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to selectively develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

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

We could experience difficulties attracting and retaining qualified employees as competition for qualified personnel in the biotechnology and pharmaceutical field is intense. We are highly dependent upon our senior management, particularly Dr. Pimstone, our Chief Executive Officer and President; Mr. Ian Mortimer, our Chief Financial Officer and Chief Operating Officer; and Dr. Goldberg, our Vice President, Clinical Development, as well as other employees. In the near future, the loss of services of any of these individuals or one or more of our other members of senior management could materially delay or even prevent the successful development of our product candidates.

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

Glybera has been approved for commercial sale in the EU by the EMA, subject to uniQure’s compliance with certain post-approval reporting and monitoring obligations. Our collaborator for TV-45070, Teva, is based in Israel and a significant portion of the research and development activities under our collaboration with Teva are performed outside of North America. If we continue to engage in significant cross-border activities, we will be subject to risks related to international operations, including:

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we do not believe that we were a PFIC for the taxable years ended December 31, 2014 and 2013, although we could be a

PFIC in one or more subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurance regarding our PFIC status for future taxable years.

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

In the case of our product candidates, we are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and, in some cases our clinical trials use novel end points and measurement methodologies, which adds a layer of complexity to our clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. For example, clinical trials for pain, the indication for which TV-45070 and GDC-0276 are being developed, are inherently difficult to conduct. The primary measure of pain is subjective patient feedback, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The placebo effect also tends to have a more significant impact on pain trials.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. TV-45070 has received both fast track and orphan drug designations for the treatment of erythromelalgia, or EM, by the FDA. If we seek orphan drug designations for other indications or in other jurisdictions, such as for TV-45070 in the EU, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Glybera and our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payers.  An adequate level of reimbursement might not be available for such products and third-party payers’ reimbursement policies might adversely affect our or our collaborators’ ability to sell Glybera and any future products profitably.

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

•	unanticipated serious safety concerns related to Glybera or to the use of any of our products and product candidates;
•	results from or delays of clinical trials of our product candidates;
•	failure to obtain or delays in obtaining or maintaining product approvals or clearances from regulatory authorities;
•	adverse regulatory or reimbursement announcements;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	the results of our efforts to discover or develop additional product candidates;
•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;
•	regulatory or legal developments in Canada, the U.S. or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to successfully commercialize our future product candidates we develop independently, if approved;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	actual or anticipated quarterly variations in our financial results or those of our competitors;
•	any change to the composition of the board of directors or key personnel;
•	the recent expiration of contractual lock-up agreements with our executive officers, directors and security holders;
•	sales of common shares by us or our shareholders in the future, as well as the overall trading volume of our common shares;

•	changes in the structure of healthcare payment systems;
•	commencement of, or our involvement in, litigation;
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

Future sales of our common shares in the public market could cause our share price to fall.

Our share price could decline as a result of sales of a large number of our common shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Holders of approximately 6.9 million common shares have rights, subject to some conditions, to require us to file registration statements covering the sale of their common shares or to include their common shares in registration statements that we may file for ourselves or other shareholders. We have also registered the offer and sale of all common shares that we may issue under our equity compensation plans.

In addition, in the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause our common share price to decline.

Our executive officers, directors and principal shareholders will be able to exert significant influence over matters submitted to shareholders for approval.

As of March 31, 2015, our executive officers and directors (and their respective affiliated shareholders) in the aggregate, beneficially own shares representing approximately 21% of our outstanding common shares. As a result, if these shareholders were to choose to act together, they would be able to exert significant influence over matters submitted to our shareholders for approval, as well as our management and affairs. The interests of this group of shareholders may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a way in which you may not agree with or in a way that may not be in the best interests of other shareholders. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our share price.

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

As of March 31, 2015, options to purchase 1,785,436 of our common shares with a weighted-average exercise price of $6.54 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plan(s), our compensation committee (or a subset thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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
•

a determination that our common shares qualify as a “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common shares;

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

On January 8, 2015 and February 3, 2015, we issued 5,144 and 5,144 common shares, respectively, that were not registered under the Securities Act of 1933, as amended, to Genworks Inc., a consultant, pursuant to the exercise of stock options for cash consideration with exercise proceeds of approximately CAD$31,224 and CAD$31,224, respectively.

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

This issuance of common shares upon exercise of stock options was exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. The recipient acquired the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed thereto.

Use of Proceeds from Public Offering of Common Shares

On November 4, 2014, our registration statement on Form S-1 (No. 333-198666) was declared effective for our initial public offering, and on November 10, 2014 we completed the initial public offering consisting of 4,600,000 common shares for $9.00 per share.  As a result of the offering, we received total net proceeds of approximately $34.1 million, after deducting total expenses of $7.3 million, consisting of underwriting discounts and commissions of $2.9 million and offering-related expenses of approximately $4.4 million.  No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. Jefferies LLC and Wells Fargo Securities, LLC acted as joint book-running managers of the offering and as representatives of the underwriters. Canaccord Genuity Inc. acted as a co-manager for the offering.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final Prospectus dated November 4, 2014, filed with the SEC pursuant to Rule 424(b)(4).

Item 6. Exhibits

(a) Exhibits.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101**

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: May 12, 2015

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
101**

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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