Form 10-Q/A
period 2015-03-31
Xenon Pharmaceuticals Inc.
filed 2015-08-13
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q/A

(Amendment No. 1)

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

The number of registrant’s common shares outstanding as of August 7, 2015 was 14,286,858

Explanatory Note

We are filing this Quarterly Report on Form 10-Q/A (the “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) and with the securities commissions in British Columbia, Alberta and Ontario on May 12, 2015 (the “Original Filing”). We are amending the Original Filing to restate our unaudited interim financial statements for the quarter ended March 31, 2015, to adjust non-cash stock based compensation accounting as discussed below and in Note 2 to the accompanying restated unaudited interim financial statements.

Description of Restatement

Prior to our initial public offering in November 2014, we granted stock options with exercise prices denominated in Canadian dollars under our Amended and Restated Stock Option Plan to members of our board of directors and certain consultants. Following our change in functional currency on January 1, 2015, described in Note 3 to the accompanying restated unaudited interim financial statements, the options with exercise prices denominated in Canadian dollars that were granted to members of our board of directors and certain consultants were subject to liability accounting (the “liability options"). Liability classified awards are measured at fair value using the Black-Scholes option-pricing model at each reporting period with changes in fair value recognized as compensation cost of the period. Prior to January 1, 2015, these options were subject to equity accounting. In the Original Filing, we accounted for these liability options under equity accounting instead of under liability accounting. The accompanying unaudited interim financial statements for the quarter ended March 31, 2015 have been restated to account for such liability options under liability accounting.

The corrections have no impact on our cash and cash equivalents and marketable securities, total assets, revenue, or cash flows for the above mentioned period. An explanation of the impact on our unaudited interim financial statements, and a detailed reconciliation of amounts as originally reported to restated amounts are contained in Note 2 to the accompanying restated financial statements contained in Part I — Item 1 of this Amended Filing.

Items Amended in this Amended Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements;
•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I — Item 4. Controls and Procedures;
•	Part II — Item 1A. Risk Factors; and
•	Part II — Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2015

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

	March 31,	December 31,
	2015 (Restated - note 2)	2014
Assets
Current assets:
Cash and cash equivalents	$65,917	$72,026
Marketable securities	9,464	12,015
Accounts receivable	1,205	215
Prepaid expenses and other current assets	464	686
	77,050	84,942
Property, plant and equipment, net	2,353	2,476
Total assets	$79,403	$87,418

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	1,530	2,664
Deferred revenue	8,724	11,622
Fair value of liability classified stock options	6,298	—
	16,552	14,286
Deferred revenue, less current portion	—	157
Deferred tenant inducements	180	196
	$16,732	$14,639
Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 14,222,275 (December 31, 2014 - 14,181,333)	147,508	147,157
Additional paid-in capital	29,083	30,346
Accumulated deficit	(112,930)	(103,734)
Accumulated other comprehensive loss	(990)	(990)
	$62,671	$72,779
Total liabilities and shareholders’ equity	$79,403	$87,418

Collaboration agreements (note 9)
Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share data)

	Three Months Ended March 31,
	2015 (Restated - note 2)	2014
Revenue:
Collaboration revenue (note 9)	$4,010	$5,001
Operating expenses:
Research and development	3,427	2,533
General and administrative	1,571	1,300
General and administrative - stock based compensation	5,149	136
	10,147	3,969
Income (loss) from operations	(6,137)	1,032
Other income (expense):
Interest income	152	141
Foreign exchange gain (loss)	(3,171)	200
Net income (loss)	(9,156)	1,373
Net income attributable to participating securities	—	1,373
Net loss attributable to common shareholders	$(9,156)	$—
Net loss per common share (note 5):
Basic and diluted	$(0.64)	$—
Weighted-average shares outstanding (note 5):
Basic and diluted	14,212,579	1,345,312

Other comprehensive income (loss):
Foreign currency translation adjustment	—	(909)
Comprehensive income (loss)	$(9,156)	$464

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statement of Shareholders’ Equity (Deficit)

(Unaudited)

(Expressed in thousands of U.S. dollars except per share data)

	Series A convertible preferred shares		Series B convertible preferred shares		Series E convertible preferred shares		Common shares		Additional paid-in capital (Restated - note 2)	Accumulated deficit (Restated - note 2)	Accumulated other comprehensive income (loss)		Total shareholder's equity (deficit) (Restated - note 2)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	1,151,468	$2,939	994,885	$8,683	4,322,126	$90,866	1,344,627	$6,147	$29,722	$(116,752)	$2,511		$(78,372)
Net income for the year										13,018			13,018
Conversion of Series A, B and E convertible preferred shares	(1,151,468)	(2,939)	(994,885)	(8,683)	(4,322,126)	(90,866)	7,725,924	102,488					102,488
Issuance of common shares, net of issuance costs							5,095,000	38,373					38,373
Cumulative translation adjustment											(3,501)		(3,501)
Stock option compensation expense									760				760
Issuance of common shares on conversion of subscription rights							13,365	124	(124)				—
Issued pursuant to exercise of stock options							2,417	25	(12)				13
Balance as of December 31, 2014	—	$—	—	$—	—	$—	14,181,333	$147,157	$30,346	$(103,734)	$(990)		$72,779
Net loss for the period										(9,156)			(9,156)
Stock option compensation expense									239				239
Issued pursuant to exercise of stock options							40,942	351	(184)	(40)			127
Reclassification to fair value of liability classified stock options									(1,318)				(1,318)
Balance as of March 31, 2015	—	$—	—	$—	—	$—	14,222,275	$147,508	$29,083	$(112,930)	$(990)	(1)	$62,671
(1)

At March 31, 2015, our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar. See Note 3 – Changes in significant accounting policies.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2015 (Restated - note 2)	2014
Operating activities:
Net income (loss)	$(9,156)	$1,373
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	207	175
Stock-based compensation	5,219	186
Deferred tenant inducements	(16)	(17)
Unrealized foreign exchange loss	3,140	37
Changes in operating assets and liabilities:
Accounts receivable	(996)	2
Prepaid expenses, and other current assets	220	29
Accounts payable and accrued expenses	(1,110)	(265)
Deferred revenue	(3,055)	(2,362)
Net cash used in operating activities	(5,547)	(842)

Investing activities:
Purchases of property, plant and equipment	(84)	(480)
Purchase of marketable securities	—	(2,578)
Proceeds from marketable securities	1,575	2,720
Net cash provided by (used in) investing activities	1,491	(338)

Financing activities:
Deferred financing fees	—	(398)
Proceeds from issuance of common shares	127	5
Net cash provided by (used in) financing activities	127	(393)
Effect of exchange rate changes on cash and cash equivalents	(2,180)	(1,430)
Decrease in cash and cash equivalents	(6,109)	(3,003)
Cash and cash equivalents, beginning of period	72,026	37,950
Cash and cash equivalents, end of period	$65,917	$34,947

Supplemental disclosures:
Interest received	$121	$125
Supplemental disclosures of non-cash transactions:
Issuance of common shares on conversion of subscription rights	—	14
Fair value of options exercised on a cashless basis	69	—

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Notes to Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except numbers of shares and per share amounts)

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

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company included in the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the liability classified stock options described in note 2 and the change in functional currency described in note 3.

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current interim period.

Restatement

The Company has determined that a restatement is required to the previously reported unaudited interim financial statements for the quarter ended March 31, 2015.

Under U.S. GAAP guidance for share-based payment transactions, awards of options that provide for an exercise price which is not denominated in: (a) the currency of a market in which a substantial portion of the Company’s equity securities trades, (b) the currency in which the individual’s pay is denominated, or (c) the Company’s functional currency, are required to be classified as liabilities. Liability classified awards are measured at fair value at each reporting period with changes in fair value recognized as compensation cost of the period.

The Company granted stock options with exercise prices denominated in Canadian dollars under its Amended and Restated Stock Option Plan to members of its board of directors and certain consultants prior to the Company’s IPO in November 2014. Following the change in functional currency on January 1, 2015, described in note 3, the options with exercise prices denominated in Canadian dollars that were granted to members of the Company’s board of directors and certain consultants were subject to liability accounting (the “liability options") with fair value calculated using the Black-Scholes option-pricing model. Prior to January 1, 2015, these options were subject to equity accounting.

The Company revalued the liability options as of March 31, 2015 and recorded a stock option liability of $6.3 million. The fair value of the liability options, net of amounts previously recognized in additional paid-in capital, is included in the statement of operations and comprehensive income (loss) as general and administrative stock based compensation expense.

A summary of the impact of the correction of the stock based compensation adjustment on the unaudited interim financial statements is as follows:

	As originally reported	Reclassification	Adjustment	Restated
Fair value of liability classified stock options	$—	$—	$6,298	$6,298
Additional paid-in capital	30,450	—	(1,367)	29,083
Accumulated deficit	(107,999)	—	(4,931)	(112,930)
General and administrative	1,789	(218)	—	1,571
General and administrative - stock based compensation	—	218	4,931	5,149
Loss from operations	(1,206)	—	(4,931)	(6,137)
Net loss	(4,225)	—	(4,931)	(9,156)
Net loss attributable to common shareholders	(4,225)	—	(4,931)	(9,156)
Net loss per common share - basic and diluted	(0.30)	—	(0.34)	(0.64)
Comprehensive loss	(4,225)	—	(4,931)	(9,156)
Adjustments to reconcile net loss to net cash used in operating activities: stock based compensation	288	—	4,931	5,219

3.	Changes in significant accounting policies:

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

For periods commencing January 1, 2015, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and nonmonetary assets and nonmonetary liabilities incurred after January 1, 2015 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations and comprehensive income (loss) as foreign exchange gain (loss).

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

The Company’s Level 1 assets include cash and cash equivalents and marketable securities with quoted prices in active markets. The carrying amount of accounts receivables, accounts payable and accrued expenses approximates fair value due to the nature and short-term of those instruments. As quoted prices for the liability classified stock options are not readily available, the Company has used a Black-Scholes pricing model to estimate fair value using Level 3 inputs as defined above.

The weighted average Black-Scholes option-pricing assumptions for liability classified stock options outstanding at March 31, 2015 are as follows:

March 31, 2015
Average risk-free interest rate	1.71%
Average expected term (in years)	4.67
Expected volatility	75%
Expected dividend yield	0.00%
Expected forfeiture rate	0.00%
Number of liability classified stock options outstanding	492,842

7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2015	2014
Trade payables	$632	$553
Employee compensation, benefits, and related accruals	384	1,077
Consulting and contracted research	288	774
Professional fees	171	180
Other	55	80
Total	$1,530	$2,664
8.	Stock option plan:

The following table presents stock option activity for the period:

	Three Months Ended March 31,
	2015	2014
Outstanding, beginning of period	1,484,218	1,333,099
Granted	346,964	157,231
Exercised(1)	(44,656)	(772)
Forfeited and expired	(1,090)	(44,238)
Outstanding, end of period	1,785,436	1,445,320
Exercisable, end of period	1,146,383	999,089

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q/A may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and Canadian Securities laws.  The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.”  You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information.  These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  These forward-looking statements include, but are not limited to:

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

Though our revenue from our collaboration and license agreements has resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had a net loss of $9.2 million for the three months ended March 31, 2015 and had an accumulated deficit of $112.9 million as of March 31, 2015, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015 (Restated)	2014
Research and development	$3,427	$2,533
General and administrative	1,571	1,300
General and administrative - stock based compensation	5,149	136
Total operating expenses	$10,147	$3,969

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related benefits of our executive, finance, business development and administrative functions, travel expenses, allocated facility-related costs not otherwise included in research and development expenses, and professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection. Following our initial public offering or “IPO” in November 2014, we have been incurring additional general and administrative expenses as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director fees, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance.

We expect that general and administrative expenses will increase in the future as we expand our operating activities to support increased research and development activities, and build our commercial infrastructure for the potential option for co-promotion of TV-45070 in the U.S., if and when regulatory approval is received.

General and Administrative Expenses – Stock Based Compensation

General and administrative stock based compensation expenses consist of share-based compensation of our directors and executives and our finance, business development and administrative functions and starting in the quarter ended March 31, 2015, includes changes in the fair value of our liability classified stock options for options granted to directors and certain consultants prior to our IPO.

General and administrative stock based compensation expenses will be primarily driven by changes in fair value of our liability classified stock options. We expect to see future changes in the fair value of our liability classified stock options and these changes will largely depend on the change in our common share price and any change in our assumed rate of common share price volatility and other Black-Scholes option-pricing assumptions.

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

During the three months ended March 31, 2015, we had the following changes in our critical accounting policies:

Functional Currency. Our reporting currency is the U.S. dollar. Our functional currency changed to U.S. dollars from Canadian dollars on January 1, 2015 based on management’s analysis of the changes in the primary economic environment in which we operate. The change in functional currency is accounted for prospectively from January 1, 2015 and prior year financial statements have not been restated for the change in functional currency. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

For periods commencing January 1, 2015, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and nonmonetary assets and nonmonetary liabilities incurred after January 1, 2015 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the statement of operations and comprehensive income (loss) as foreign exchange gain (loss).

Liability Classified Stock Options. Prior to our IPO, we granted stock options with exercise prices denominated in Canadian dollars under our Amended and Restated Stock Option Plan to directors and certain consultants. Following the change in our functional currency on January 1, 2015, the options denominated in Canadian dollars that were granted to directors and certain consultants were subject to liability accounting with fair value calculated using the Black-Scholes option-pricing model. The liability classified stock options are measured at fair value at each reporting period with changes in fair value recognized in the statement of operations and comprehensive income (loss) as general and administrative stock based compensation expense.

The valuation of liability classified stock options is a critical accounting estimate due to the value of liabilities recorded and the assumptions that are required to calculate the liability, resulting in the classification of our liability classified stock options as a level 3 financial instrument.

There have been no other significant and material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2014 Annual Report on Form 10-K filed with the SEC on March 12, 2015. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table summarizes the results of our operations for the three months ended March 31, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2015 vs. 2014
	2015 (Restated)	2014	Increase/(Decrease)
Collaboration revenue	$4,010	$5,001	$(991)
Research and development expenses	3,427	2,533	894
General and administrative expenses	1,571	1,300	271
General and administrative - stock based compensation	5,149	136	5,013
Other:
Interest income	152	141	11
Foreign exchange gain (loss)	(3,171)	200	(3,371)
Net income (loss)	$(9,156)	$1,373	$(10,529)

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

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2015 vs. 2014
	2015 (Restated)	2014	Increase/(Decrease)
General and administrative expenses	$1,571	$1,300	$271
General and administrative - stock based compensation	5,149	136	5,013
Total general and administrative expenses	$6,720	$1,436	$5,284

General and administrative expenses were $1.6 million for the three months ended March 31, 2015 compared to $1.3 million for the three months ended March 31, 2014. This increase was primarily due to additional expenses incurred as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director fees, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance.

General and administrative stock based compensation expenses were $5.1 million for the three months ended March 31, 2015 compared to $0.1 million for the three months ended March 31, 2014. In the quarter ended March 31, 2015, we recognized a $4.9 million expense due to the fair value adjustment upon the reclassification of stock option awards granted to directors and certain consultants to liability classification. The remaining change is due to an increase in share-based compensation expense for equity classified awards as a result of higher grants in the three months ended March 31, 2015 compared to the same period in 2014.

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

We have incurred significant operating losses since inception. We had a $9.2 million net loss for the three months ended March 31, 2015 and an accumulated deficit of $112.9 million from inception through March 31, 2015. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland, or MUN; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Operating Activities

During the three months ended March 31, 2015, net cash used by operating activities totaled $5.5 million, compared to net cash used in operating activities of $0.8 million for the same period in 2014. The change was driven primarily by a net loss of $9.2 million for the three months ended March 31, 2015, partially offset by an unrealized foreign exchange loss of $3.1 million, non-cash stock based compensation of $5.2 million, and changes in timing of receivables, cash payments of trade payables and timing of revenues.

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

Outstanding Share Data

As of August 7, 2015, we had 14,286,858 common shares issued and outstanding and outstanding options to purchase an additional 1,721,322 common shares.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this amended quarterly report.

In connection with the restatement of our financial statements for the quarter ended March 31, 2015, which is more fully described in Note 2 to the accompanying restated unaudited interim financial statements, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management reevaluated our disclosure controls and procedures. Based on that reevaluation and as a result of the restatement, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not, in design and operation, effective as of March 31, 2015.

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

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $9.2 million for the three months ended March 31, 2015, $4.3 million for the year ended December 31, 2012, and had an accumulated deficit of $112.9 million as of March 31, 2015.

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

We are subject to risks associated with currency fluctuations and fair value adjustments which could impact our results of operations.

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

As of March 31, 2015, we had 492,842 outstanding liability classified stock options. Accordingly, the fair value of these stock options is recorded on our balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our statement of operations and comprehensive income (loss). The fair value of the liability classified stock options is determined using the Black-Scholes option-pricing model. Fluctuations in our common share price and the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of these stock options reflected on our balance sheet and our statement of operations and comprehensive income (loss). Due to the classification of such stock options and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In addition, to the extent that fluctuations in fair value of liability classified stock options cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

*

The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Xenon Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2015

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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