Form 10-Q
period 2015-06-30
Xenon Pharmaceuticals Inc.
filed 2015-08-13
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$64,346	$72,026
Marketable securities	9,354	12,015
Accounts receivable	188	215
Prepaid expenses and other current assets	465	686
	74,353	84,942
Property, plant and equipment, net	2,174	2,476
Total assets	$76,527	$87,418

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	2,278	2,664
Deferred revenue	5,635	11,622
Fair value of liability classified stock options (note 3 and 6)	4,103	—
	12,016	14,286
Deferred revenue, less current portion	—	157
Deferred tenant inducements	164	196
	$12,180	$14,639
Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 14,267,174 (December 31, 2014 - 14,181,333)	147,824	147,157
Additional paid-in capital	29,314	30,346
Accumulated deficit	(111,801)	(103,734)
Accumulated other comprehensive loss	(990)	(990)
	$64,347	$72,779
Total liabilities and shareholders’ equity	$76,527	$87,418

Collaboration agreements (note 9)
Commitments and contingencies (note 10)
Subsequent event (note 11)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Collaboration revenue (note 9)	$4,044	$5,296	$8,054	$10,297
Royalties	2	2	2	2
	4,046	5,298	8,056	10,299
Operating expenses:
Research and development	3,669	2,566	7,096	5,099
General and administrative	2,058	1,213	3,629	2,513
General and administrative - stock based compensation (note 3 and 6)	(1,880)	141	3,269	277
	3,847	3,920	13,994	7,889
Income (loss) from operations	199	1,378	(5,938)	2,410
Other income (expense):
Interest income	163	137	315	278
Foreign exchange gain (loss)	806	(285)	(2,365)	(85)
Net income (loss)	1,168	1,230	(7,988)	2,603
Net income attributable to participating securities	—	1,230	—	2,603
Net income (loss) attributable to common shareholders	$1,168	$—	$(7,988)	$—
Net income (loss) per common share (note 5):
Basic	$0.08	$—	$(0.56)	$—
Diluted	$(0.07)	$—	$(0.56)	$—
Weighted-average shares outstanding (note 5):
Basic	14,241,827	1,347,237	14,227,203	1,346,274
Diluted	15,129,978	1,347,237	14,227,203	1,346,274

Other comprehensive income (loss):
Foreign currency translation adjustment	—	919	—	10
Comprehensive income (loss)	$1,168	$2,149	$(7,988)	$2,613

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statement of Shareholders’ Equity (Deficit)

(Unaudited)

(Expressed in thousands of U.S. dollars except per share data)

	Series A convertible preferred shares		Series B convertible preferred shares		Series E convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)		Total shareholder's equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	1,151,468	$2,939	994,885	$8,683	4,322,126	$90,866	1,344,627	$6,147	$29,722	$(116,752)	$2,511		$(78,372)
Net income for the year										13,018			13,018
Conversion of Series A, B and E convertible preferred shares	(1,151,468)	(2,939)	(994,885)	(8,683)	(4,322,126)	(90,866)	7,725,924	102,488					102,488
Issuance of common shares, net of issuance costs							5,095,000	38,373					38,373
Cumulative translation adjustment											(3,501)		(3,501)
Stock option compensation expense									760				760
Issuance of common shares on conversion of subscription rights							13,365	124	(124)				—
Issued pursuant to exercise of stock options							2,417	25	(12)				13
Balance as of December 31, 2014	—	$—	—	$—	—	$—	14,181,333	$147,157	$30,346	$(103,734)	$(990)		$72,779
Net loss for the period										(7,988)			(7,988)
Stock option compensation expense									661				661
Issued pursuant to exercise of stock options							85,841	667	(375)	(79)			213
Reclassification to fair value of liability classified stock options									(1,318)				(1,318)
Balance as of June 30, 2015	—	$—	—	$—	—	$—	14,267,174	$147,824	$29,314	$(111,801)	$(990)	(1)	$64,347
(1)

At June 30, 2015, our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar. See Note 3 – Changes in significant accounting policies.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$(7,988)	$2,603
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	492	350
Stock-based compensation	3,446	373
Deferred tenant inducements	(32)	(33)
Unrealized foreign exchange loss	2,353	8
Changes in operating assets and liabilities:
Accounts receivable	31	73
Prepaid expenses, and other current assets	221	18
Accounts payable and accrued expenses	(350)	(126)
Deferred revenue	(6,144)	(6,333)
Net cash used in operating activities	(7,971)	(3,067)

Investing activities:
Purchases of property, plant and equipment	(190)	(497)
Purchase of marketable securities	—	(2,946)
Proceeds from marketable securities	1,818	4,568
Net cash provided by investing activities	1,628	1,125

Financing activities:
Deferred financing fees	—	(730)
Proceeds from issuance of common shares	213	4
Net cash provided by (used in) financing activities	213	(726)
Effect of exchange rate changes on cash and cash equivalents	(1,550)	(195)
Decrease in cash and cash equivalents	(7,680)	(2,863)
Cash and cash equivalents, beginning of period	72,026	37,950
Cash and cash equivalents, end of period	$64,346	$35,087

Supplemental disclosures:
Interest received	$268	$238
Supplemental disclosures of non-cash transactions:
Issuance of common shares on conversion of subscription rights	—	27
Fair value of options exercised on a cashless basis	189	—

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

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2015 and 2014 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company included in the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the policies described in note 3(a).

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current interim period.

3.	Changes in significant accounting policies:
(a)	Functional currency:

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

(b)	Liability classified stock options:

The Company granted stock options with exercise prices denominated in Canadian dollars under its Amended and Restated Stock Option Plan to members of its board of directors and certain consultants prior to the Company’s initial public offering (“IPO”) in November 2014. Following the change in functional currency on January 1, 2015, described in note

3(a), the options denominated in Canadian dollars that were granted to members of the Company’s board of directors and certain consultants were subject to liability accounting with fair value calculated using the Black-Scholes option-pricing model. The liability classified stock options are measured at fair value at each reporting period with changes in fair value recognized in the statement of operations and comprehensive income (loss) as general and administrative stock based compensation expense.

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

As the Company reported a net loss attributable to common shareholders for the six months ended June 30, 2015 and no net income was attributable to common shareholders for the three and six months ended June 30, 2014, all stock options were anti-dilutive and were excluded from the diluted weighted average shares outstanding for those periods. For the three months ended June 30, 2015, common shares of 389,283 were excluded from the calculation of income per common share because their inclusion would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to common shareholders used to compute net income (loss) per common share:
Basic	$1,168	$—	$(7,988)	$—
Adjustment for change in fair value of liability classified stock options	(2,244)	—	—	—
Diluted	$(1,076)	$—	$(7,988)	$—
Denominator:
Weighted average number of common shares:
Basic	14,241,827	1,347,237	14,227,203	1,346,274
Adjustment for dilutive effect of stock options	888,151	—	—	—
Diluted	15,129,978	1,347,237	14,227,203	1,346,274
Net income (loss) per common share - basic	$0.08	$—	$(0.56)	$—
Net loss per common share - diluted	$(0.07)	$—	$(0.56)	$—

6.	Fair value of financial instruments:

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

The weighted average Black-Scholes option-pricing assumptions for liability classified stock options outstanding at June 30, 2015 are as follows:

June 30, 2015
Average risk-free interest rate	1.71%
Average expected term (in years)	4.42
Expected volatility	75%
Expected dividend yield	0.00%
Expected forfeiture rate	0.00%
Number of liability classified stock options outstanding	492,842

7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2015	2014
Trade payables	$872	$553
Employee compensation, benefits, and related accruals	731	1,077
Consulting and contracted research	432	774
Professional fees	216	180
Other	27	80
Total	$2,278	$2,664

8.	Stock option plan:

The following table presents stock option activity for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Outstanding, beginning of period	1,785,436	1,445,320	1,484,218	1,333,099
Granted	33,474	—	380,438	157,231
Exercised(1)	(55,155)	—	(99,811)	(772)
Forfeited and expired	(18,737)	(2,579)	(19,827)	(46,817)
Outstanding, end of period	1,745,018	1,442,741	1,745,018	1,442,741
Exercisable, end of period	1,126,629	1,034,518	1,126,629	1,034,518

(1)

During the six months ended June 30, 2015, 53,442 stock options were exercised for the same number of common shares for cash. In the same period, the Company issued 32,399 common shares for the cashless exercise of 46,369 stock options.

The fair value of each option issued to employees and non-employees is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average risk-free interest rate	1.71%	1.97%	1.71%	1.97%
Average expected term (in years)	6.04	6.20	6.23	6.20
Expected volatility	75%	74%	75%	74%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the six months ended June 30, 2015 was $11.96 (six months ended June 30, 2014 - $6.57) per option.

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

The following table is a summary of the revenue recognized from the Company’s collaborations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Teva:
Recognition of upfront payment	$2,908	$3,095	$5,784	$6,120
Research funding	45	87	90	167
Genentech:
Recognition of upfront payment	181	969	360	1,755
Research funding	910	1,145	1,820	2,255
Total collaboration revenue	$4,044	$5,296	$8,054	$10,297

10.	Commitments and contingencies:

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

11.     Subsequent event:

On August 7, 2015, the Company entered into a priority access agreement with Medpace, Inc. (“Medpace”) for the provision of certain clinical development services. An officer and director of Medpace is a beneficial owner of more than 5% of the Company’s common shares. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $1,700 of which was prepaid upon signing of the agreement and an additional $1,300 will be paid during the remainder of 2015.

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

To date, our Extreme Genetics discovery platform has yielded:

•

Glybera, developed by our licensee uniQure Biopharma B.V., or uniQure, the first, and currently the only, gene therapy approved in the EU for the treatment of the orphan disorder lipoprotein lipase deficiency, or LPLD.  uniQure has reported that its commercialization partner, Chiesi Farmaceutici S.p.A., or Chiesi, has submitted price and reimbursement dossiers in key European countries in order to make Glybera accessible to patients. Chiesi has sole control over commercialization in Europe and neither uniQure nor Xenon will be providing additional guidance regarding commercialization progress.  uniQure has also reported that in early 2016, it expects to commence a pivotal clinical study for Glybera to support a future regulatory submission in the U.S.;

•

TV-45070 (formerly XEN402), a product candidate being developed in collaboration with Teva for the treatment of pain.  Teva is currently conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial in patients with postherpetic neuralgia, or PHN, with results expected in the second half of 2016.  TV-45070 is a topically applied small-molecule inhibitor of the sodium channel Nav1.7 and other sodium channels, including those that are expressed in the pain-sensing peripheral nervous system;

•

GDC-0276, a product candidate being developed in collaboration with Genentech for the treatment of pain.  In September 2014, Genentech initiated a Phase 1 clinical trial for GDC-0276, which is expected to complete patient enrollment in the second half of 2015.  GDC-0276 is a selective, oral Nav1.7 small-molecule inhibitor being developed for the treatment of pain.  Xenon and Genentech also have an active research collaboration focused on other orally selective small molecule inhibitors of Nav1.7; and

•

Proprietary preclinical programs, including XEN801, a stearoyl Co-A desaturase, or SCD1, inhibitor for the treatment of acne, and a sodium channel inhibitor for the orphan disorder Dravet Syndrome, or DS.  We anticipate filing an investigational new drug, or IND, equivalent application for XEN801 in August 2015 and an IND for our DS program in 2016.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding.   For the six months ended June 30, 2015, we recognized revenues, consisting primarily of funding from our collaborators of approximately $8.1 million.  This compares to $10.3 million for the six months ended June 30, 2014.

Though our revenue from our collaboration and license agreements resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had a net loss of $8.0 million for the six months ended June 30, 2015 and had an accumulated deficit of $111.8 million as of June 30, 2015, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

Recent Developments

In May 2015 we amended our collaborative research and license agreement with Genentech, and its affiliate, F. Hoffman-La Roche Ltd., to leverage the work performed in our ongoing Nav1.7 pain collaboration with Genentech for use in our research and development program directed towards modulators of Nav1.6 for use in the field of treating epilepsy, including Dravet Syndrome. Pursuant to the amendment, we obtained a worldwide, non-exclusive, revocable license under intellectual property previously licensed by us to Genentech and intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make and use certain Nav1.6 modulators for use in the field, excluding commercialization.  We obtained a right of first negotiation for a certain period of time to obtain a worldwide, exclusive license under the intellectual property licensed to us to commercialize certain Nav1.6 modulators to treat any disease in the field.  We also granted Genentech a right of first negotiation to enter into a drug research and development collaboration with us for our Nav1.6 program. Genentech can terminate the license upon 90 days’ notice after the third anniversary of the amendment or at any time upon our uncured material breach.

Pursuant to the amendment, we granted Genentech a worldwide exclusive license under intellectual property developed under our Nav1.6 program.  The license permits Genentech to develop and commercialize compounds identified or first made in our Nav1.6 program for all uses outside the field of epilepsy and to develop and commercialize compounds (other than certain compounds identified or first made in our Nav1.6 program) for all uses.  If Genentech reaches certain development milestones for and/or sells certain compounds identified or first made in our Nav1.6 program that are covered by a patent licensed to Genentech under the amendment, products containing such compound would be included in the products subject to the royalty and milestone obligations payable to us under the original agreement.

On July 1, 2015, we and our partner Teva announced top line results from a double-blind, placebo-controlled Phase 2b study designed to evaluate the safety and efficacy of topically applied TV-45070 (4% and 8% ointment) in patients with chronic pain due to osteoarthritis, or OA, of the knee. Results from this trial showed that TV-45070 4% and 8% did not demonstrate statistically significant difference from placebo in efficacy endpoints of reductions in pain due to OA.TV-45070 did demonstrate a favorable safety and tolerability profile, with no drug-related serious adverse events. The most common adverse events were application site dermal skin reactions which were mostly mild and less frequent than seen with other topical analgesics. There were no cardiac or CNS safety issues.  We and Teva are working to fully analyze the data from the OA trial, but at this time, there are no plans for further development of TV-45070 in OA.  Teva is continuing an ongoing randomized, double-blind, placebo-controlled Phase 2b clinical trial in patients with PHN, with results expected in the second half of 2016.

On August 7, 2015, we entered into a priority access agreement with Medpace, Inc., or Medpace, for the provision of certain clinical development services. Dr. August Troendle, an officer and director of Medpace, is a beneficial owner of more than 5% of our common shares.

Under the terms of our priority access agreement with Medpace, we have committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, we have committed to retain Medpace for $7.0 million of services over the term of the agreement, or the Minimum Commitment. A prepayment of $1.7 million was paid to Medpace upon signing of the agreement and an additional $1.3 million will be paid during the remainder of 2015. Any portion of the $3.0 million payment made during 2015 that is not used within the first three years of the agreement term will be forfeited to Medpace.  If we do not meet the Minimum Commitment prior to the expiration of the five year term of the priority access agreement, we have agreed to give Medpace the exclusive right to perform all of our subsequent outsourced clinical development work until the Minimum Commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates.  If we decide not to retain Medpace for the provision of clinical development services, we may satisfy our obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion of the Minimum Commitment.

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

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Teva:
Recognition of upfront payment	$2,908	$3,095	$5,784	$6,120
Research funding	45	87	90	167
Genentech:
Recognition of upfront payment	181	969	360	1,755
Research funding	910	1,145	1,820	2,255
Total collaboration revenue	$4,044	$5,296	$8,054	$10,297

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

The following table is a summary of our deferred revenue for our collaboration and licensing agreements as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Teva	$5,113	$10,897
Genentech	522	882
Total deferred revenue	$5,635	$11,779

We expect such deferred revenue remaining as of June 30, 2015 to be recognized as revenue in the applicable fiscal years ending December 31, 2015 and 2016 based on our accounting policy for revenue recognition for each collaboration agreement.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$3,669	$2,566	$7,096	$5,099
General and administrative	2,058	1,213	3,629	2,513
General and administrative - stock based compensation	(1,880)	141	3,269	277
Total operating expenses	$3,847	$3,920	$13,994	$7,889

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related benefits of our executive, finance, business development and administrative functions, travel expenses, allocated facility-related costs not otherwise included in research and development expenses, and professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection. Following our initial public offering (“IPO”) in November 2014, we have been incurring additional general and administrative expenses as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director fees, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance.

We expect that general and administrative expenses will increase in the future as we expand our operating activities to support increased research and development activities, and the potential build of commercial infrastructure for our option for co-promotion of TV-45070 in the U.S., if and when regulatory approval is received.

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

General and administrative stock based compensation expenses will be primarily driven by changes in fair value of our liability classified stock options. We expect to see future changes in the fair value of our liability classified stock options and these changes will largely depend on the change in our share price and any change in our assumed rate of share price volatility and other Black-Scholes option-pricing assumptions.

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

Foreign Exchange Gain (Loss). On January 1, 2015, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of the changes in the primary economic environment in which we operate. We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations. For the three and six months ended June 30, 2015, net foreign exchange gains and losses comprise gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Part I, Item 3 – “Foreign Currency Exchange Risk” below.

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

During the six months ended June 30, 2015, we had the following changes in our critical accounting policies:

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

There have been no other significant and material changes in our critical accounting policies during the three and six months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2014 Annual Report on Form 10-K filed with the SEC on March 12, 2015. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the three and six months ended June 30, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2015 vs. 2014	Six Months Ended June 30,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
Collaboration revenue	$4,044	$5,296	$(1,252)	$8,054	$10,297	$(2,243)
Royalties	2	2	—	2	2	—
Research and development expenses	3,669	2,566	1,103	7,096	5,099	1,997
General and administrative expenses	2,058	1,213	845	3,629	2,513	1,116
General and administrative - stock based compensation	(1,880)	141	(2,021)	3,269	277	2,992
Other:
Interest income	163	137	26	315	278	37
Foreign exchange gain (loss)	806	(285)	1,091	(2,365)	(85)	(2,280)
Net income (loss)	$1,168	$1,230	$(62)	$(7,988)	$2,603	$(10,591)

Revenue

Revenue decreased by $1.3 million and $2.2 million in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. In 2014, we recognized revenues relating to the upfront payment from the December 2011 collaborative development and license agreement with Genentech which was fully recognized by December 2014. The remaining decrease as compared to the same periods in 2014 was due to less FTE funding from Genentech and Teva and the change in the foreign exchange rate between the U.S. and Canadian dollar.

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2015 vs. 2014	Six Months Ended June 30,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
Teva collaboration (TV-45070) expenses	58	290	$(232)	93	534	$(441)
Genentech collaboration (GDC-0276) expenses	651	1,339	(688)	1,479	2,571	(1,092)
XEN801 expenses	1,000	171	829	1,832	276	1,556
Preclinical and discovery program expenses	1,960	766	1,194	3,692	1,718	1,974
Total research and development expenses	$3,669	$2,566	$1,103	$7,096	$5,099	$1,997

Research and development expenses increased by $1.1 million and $2.0 million in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. These increases were primarily attributable to additional expenses for our XEN801 program for IND-enabling studies and in preparation for clinical development. There was also increased spending on our other preclinical and discovery programs, mostly related to our Nav1.6 sodium channel inhibitor program, partially offset by decreases in Teva and Genentech collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2015 vs. 2014	Six Months Ended June 30,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
General and administrative expenses	$2,058	$1,213	$845	$3,629	$2,513	$1,116
General and administrative - stock based compensation	(1,880)	141	(2,021)	3,269	277	2,992
Total general and administrative expenses	$178	$1,354	$(1,176)	$6,898	$2,790	$4,108

General and administrative expenses increased by $0.8 million and $1.1 million in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. These increases were primarily due to additional expenses incurred as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director fees, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance as well as one-time severance costs resulting from an internal reorganization that occurred in the second quarter of 2015.

General and administrative stock based compensation expenses decreased by $2.0 million and increased by $3.0 million in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, respectively. For the six months ended June 30, 2015, we recognized a $2.7 million expense due to the fair value adjustment upon the reclassification of stock option awards granted to directors and certain consultants to liability classification. For the three months ended June 30, 2015, we recognized a recovery of $2.2 million due to the decrease in fair value of our liability classified stock options resulting from the decline in our common share price from the preceding quarter. The remaining change is due to an increase in share-based compensation expense for equity classified awards as a result of higher grants in the three and six months ended June 30, 2015 compared to the same periods in 2014.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and six months ended June 30, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2015 vs. 2014	Six Months Ended June 30,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
Other income (expense):	$969	$(148)	$1,117	$(2,050)	$193	$(2,243)

The change in other income (expense) was primarily driven by the change in foreign exchange gain (loss). We recorded a foreign exchange gain of $0.8 million for the three months ended June 30, 2015, which was primarily unrealized gains arising largely from the translation of $52.0 million of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars and a 1% increase in the value of the Canadian dollar during the three month period. During the six months ended June 30, 2015, we recorded a foreign exchange loss of $2.4 million largely due to a 7% decrease in the value of the Canadian dollar during the six month period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and our initial public offering, as well as through the receipt of government funding. As of June 30, 2015, we had cash and cash equivalents and marketable securities of $73.7 million. We received $38.5 million of proceeds, net of underwriting discounts and commissions but before offering expenses, from our initial public offering and $4.1 million of proceeds, net of underwriters’ fees but before offering expenses, from the concurrent private placement to an affiliate of Genentech. Our initial public offering and concurrent private placement each closed in November 2014.

We have incurred significant operating losses since inception. We had an $8.0 million net loss for the six months ended June 30, 2015 and an accumulated deficit of $111.8 million from inception through June 30, 2015. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland, or MUN; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting preclinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•

the cost of future commercialization activities, including activities required pursuant to our option to co-promote TV-45070, if exercised by us, and the cost of commercializing any future products we develop independently that are approved for sale;

•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, Glybera, and our future products, if any.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(7,971)	$(3,067)
Net cash provided by investing activities	1,628	1,125
Net cash provided by (used in) financing activities	213	(726)

Operating Activities

For the six months ended June 30, 2015, net cash used by operating activities totaled $8.0 million, compared to $3.1 million for the same period in 2014. The change is primarily related to the increase in operating expenses in 2015, the $1.5 million upfront payment received from Genentech for the pain genetics collaboration entered into in March 2014 and $0.5 million less FTE funding from Genentech and Teva for the six months ended June 30, 2015 as compared to the same period in 2014.

Investing Activities

For the six months ended June 30, 2015, net cash provided by investing activities totaled $1.6 million, compared to $1.1 million for the same period in 2014. The change was driven primarily by an increase in proceeds from the sale of marketable securities, net of purchases, and a decrease in the purchase of property, plant and equipment.

Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities totaled $0.2 million, compared to net cash used in financing activities of $0.7 million for the same period in 2014. Net cash used in financing activities in 2014 consisted primarily of deferred financing costs in connection with our IPO which closed in November 2014 and net cash provided by financing activities in 2015 consisted exclusively of proceeds from the issuance of common shares from the exercise of stock options.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2014 were reported in our Annual Report on Form 10-K, filed with the SEC on March 12, 2015. As of June 30, 2015, there have been no other material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

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

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we previously chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

The principal market risk we face is foreign currency exchange rate risk. We face this risk, in part, as a result of entering into transactions denominated in and holding currencies other than U.S. dollars, particularly those denominated in Canadian dollars and Euros. We also hold non-U.S. dollar denominated cash and cash equivalents, marketable securities, accounts receivable and accounts payable, which are denominated in Canadian dollars.

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and the majority of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At June 30, 2015, we held cash and cash equivalents and marketable securities of $52.0 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $5.2 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent and marketable securities balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $73.7 million as of June 30, 2015. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of June 30, 2015.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation and as a result of the restatement of our financial statements for the quarter ended March 31, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not, in design and operation, effective as of June 30, 2015. The restatement is more fully described in Note 2 to the restated unaudited interim financial statements included in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015, filed with the SEC on August 13, 2015.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $8.0 million for the six months ended June 30, 2015 and an accumulated deficit of $111.8 million as of June 30, 2015.

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

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. To date, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales other than from sales of Glybera under our license to uniQure Biopharma B.V., or uniQure, for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if Glybera or any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. Although we were profitable for the years ended December 31, 2014 and 2013, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the six months ended June 30, 2015, we incurred approximately $7.1 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

Our current cash and cash equivalents and marketable securities are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number and characteristics of the future product candidates we pursue;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting preclinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•

the cost of future commercialization activities, including activities required pursuant to our option to co-promote TV-45070, if exercised by us, and the cost of commercializing any future products we develop independently that are approved for sale;

•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, Glybera, and our future products, if any.

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

As of June 30, 2015, approximately 71% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars and we expect this trend to continue.

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

As of June 30, 2015, we had 492,842 outstanding liability classified stock options. Accordingly, the fair value of these stock options is recorded on our balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment to fair value reflected in our statement of operations and comprehensive income (loss). The fair value of the liability classified stock options is determined using the Black-Scholes option-pricing model. Fluctuations in our common share price and the assumptions and factors used in the Black-Scholes model can result in adjustments to the fair value of these stock options reflected on our balance sheet and our statement of operations and comprehensive income (loss). Due to the classification of such stock options and other factors, quarterly results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In addition, to the extent that fluctuations in fair value of liability classified stock options cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

Risks Related to Our Business

We, or our collaborators, may fail to successfully develop our product candidates.

Our product candidates, including TV-45070 and GDC-0276 and compounds in our preclinical and discovery pipeline, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline of our common share price could result. For example, in July 2015, we and our partner Teva announced top line results from a Phase 2b study designed to evaluate the safety and efficacy of topically applied TV-45070 in patients with chronic pain due to osteoarthritis, or OA, of the knee.  Results from this trial showed that TV-45070 did not demonstrate statistically significant difference from placebo in efficacy endpoints of reductions in pain due to OA and neither we nor Teva have plans for further development of TV-45070 in OA, although clinical development of TV-45070 in post-herpetic neuralgia, or PHN, continues.

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

uniQure reported that, on April 8, 2015, it received a copy of a preliminary assessment report prepared by the rapporteur designated by the Committee for Advanced Therapies, or CAT, which is the committee that advises the EMA’s Committee for Human Medicinal Products, or CHMP, on gene therapies. The preliminary report was a response to uniQure’s submission to the EMA in

September 2014 of a Type II variation, which proposed an amendment to the Glybera Summary of Product Characteristics to reflect certain information from the six-year follow up data included in uniQure’s final clinical study report.  The preliminary assessment report, which represented the sole view of the rapporteur, stated that Glybera lacked efficacy and therefore the benefit-risk was negative. On April 24, 2015, uniQure received a copy of the final assessment report prepared by the CAT and endorsed by the CHMP, which stated that the CAT discussed the negative rapporteur recommendation on the benefit risk analysis of Glybera and did not agree with the negative view of the rapporteur and concluded by majority on the recommendation that the efficacy of Glybera be considered in its totality as defined in the initial approval taking into account the criteria at the time of the initial approval.  The CAT will continue to evaluate the six-year follow up data and uniQure has provided requested supplemental information.

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

Our business strategy involves continued development and, where development is successful, commercialization of select successfully developed product candidates for orphan and niche indications independently. In order to execute on this strategy, we will need to build out a regulatory, sales, manufacturing, distribution and marketing infrastructure and expand our development capabilities or contract with third parties to provide these capabilities and infrastructure for us. To achieve this, we will need to identify, hire and integrate personnel who have not worked together as a group previously. We anticipate that we may need to hire additional accounting, legal and financial staff with appropriate public company experience and technical accounting and other knowledge to address the added burdens of operating as a newly public company. There are likely to be infrastructure costs associated with public company compliance as well.

As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties.

Dr. Gary Bridger, our Executive Vice President of Research and Development, works for us one to two days per month, pursuant to a consulting agreement. Drs. Simon Pimstone and Y. Paul Goldberg each devote a small amount of their time to clinical work outside of their duties at our company, conducting, generally, two to three outpatient clinics per month.  Future growth will impose significant added responsibilities on members of management, and our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.

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

Before obtaining regulatory approvals for the commercial sale of our products, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved as products. For example, in July 2015, we and our partner Teva announced top line results from a Phase 2b study designed to evaluate the safety and efficacy of topically applied TV-45070 in patients with chronic pain due to OA of the knee.  Results from this trial showed that TV-45070 did not demonstrate statistically significant difference from placebo in efficacy endpoints of reductions in pain due to OA and neither we nor Teva have plans for further development of TV-45070 in OA, although clinical development of TV-45070 in PHN continues.

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

As of June 30, 2015, options to purchase 1,746,303 of our common shares with a weighted-average exercise price of $6.77 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plan(s), our compensation committee (or a subset thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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
10.1†

Amendment #4, dated May 13, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, between Xenon Pharmaceuticals Inc. and Genentech, Inc. together with F. Hoffman-La Roche Ltd, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

†

Confidential treatment has been requested for portions of this exhibit. These portions are omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

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
10.1†

Amendment #4, dated May 13, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, between Xenon Pharmaceuticals Inc. and Genentech, Inc. together with F. Hoffman-La Roche Ltd, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

†

Confidential treatment has been requested for portions of this exhibit. These portions are omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

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