Form 10-Q
period 2015-09-30
Xenon Pharmaceuticals Inc.
filed 2015-11-10
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of registrant’s common shares outstanding as of November 2, 2015 was 14,376,218

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Xenon,” and “the Company” refer to Xenon Pharmaceuticals Inc. “Xenon,” the Xenon logo and “Extreme Genetics” are the property of Xenon Pharmaceuticals Inc. and are registered in the United States and used or registered in various other jurisdictions. This report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$65,469	$72,026
Marketable securities	—	12,015
Accounts receivable	274	215
Prepaid expenses and other current assets	371	686
	66,114	84,942
Property, plant and equipment, net	2,130	2,476
Prepaid expenses, long term (note 7)	1,700	—
Total assets	$69,944	$87,418

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 8)	2,823	2,664
Deferred revenue	2,513	11,622
	5,336	14,286
Deferred revenue, less current portion	—	157
Deferred tenant inducements	149	196
	$5,485	$14,639
Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 14,344,267 (December 31, 2014 - 14,181,333)	148,359	147,157
Additional paid-in capital	32,844	30,346
Accumulated deficit	(115,754)	(103,734)
Accumulated other comprehensive loss	(990)	(990)
	$64,459	$72,779
Total liabilities and shareholders’ equity	$69,944	$87,418

Collaboration agreements (note 10)
Commitments and contingencies (note 11)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Collaboration revenue (note 10)	$4,293	$13,192	$12,347	$23,489
Royalties	1	1	3	3
	4,294	13,193	12,350	23,492
Operating expenses:
Research and development	3,793	3,216	10,889	8,315
General and administrative	1,321	1,316	8,219	4,106
	5,114	4,532	19,108	12,421
Income (loss) from operations	(820)	8,661	(6,758)	11,071
Other income (expense):
Interest income	130	138	445	416
Foreign exchange gain (loss)	(3,137)	392	(5,502)	307
Net income (loss)	(3,827)	9,191	(11,815)	11,794
Net income attributable to participating securities	—	5,596	—	8,199
Net income (loss) attributable to common shareholders	$(3,827)	$3,595	$(11,815)	$3,595
Net income (loss) per common share (note 5):
Basic	$(0.27)	$2.67	$(0.83)	$2.67
Diluted	$(0.27)	$1.69	$(0.83)	$1.71
Weighted-average shares outstanding (note 5):
Basic	14,298,612	1,348,417	14,251,006	1,346,989
Effects of dilutive securities
Stock options	—	763,949	—	749,967
Subscription rights	—	10,400	—	11,447
Diluted	14,298,612	2,122,766	14,251,006	2,108,403

Other comprehensive income (loss):
Foreign currency translation adjustment	—	(1,512)	—	(1,502)
Comprehensive income (loss)	$(3,827)	$7,679	$(11,815)	$10,292

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statement of Shareholders’ Equity (Deficit)

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

	Series A convertible preferred shares		Series B convertible preferred shares		Series E convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)		Total shareholder's equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	1,151,468	$2,939	994,885	$8,683	4,322,126	$90,866	1,344,627	$6,147	$29,722	$(116,752)	$2,511		$(78,372)
Net income for the year										13,018			13,018
Conversion of Series A, B and E convertible preferred shares	(1,151,468)	(2,939)	(994,885)	(8,683)	(4,322,126)	(90,866)	7,725,924	102,488					102,488
Issuance of common shares, net of issuance costs							5,095,000	38,373					38,373
Cumulative translation adjustment											(3,501)		(3,501)
Stock option compensation expense									760				760
Issuance of common shares on conversion of subscription rights							13,365	124	(124)				—
Issued pursuant to exercise of stock options							2,417	25	(12)				13
Balance as of December 31, 2014	—	$—	—	$—	—	$—	14,181,333	$147,157	$30,346	$(103,734)	$(990)		$72,779
Net loss for the period										(11,815)			(11,815)
Stock option compensation expense									1,603				1,603
Issued pursuant to exercise of stock options							162,934	1,202	(757)	(205)			240
Fair value adjustment upon reclassification of stock options									1,652				1,652
Balance as of September 30, 2015	—	$—	—	$—	—	$—	14,344,267	$148,359	$32,844	$(115,754)	$(990)	(1)	$64,459
(1)

At September 30, 2015, our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar. See Note 3 – Changes in significant accounting policies.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$(11,815)	$11,794
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	754	533
Stock-based compensation	3,255	561
Deferred tenant inducements	(47)	(50)
Unrealized foreign exchange loss	5,486	52
Changes in operating assets and liabilities:
Accounts receivable	(61)	267
Prepaid expenses, and other current assets	315	(27)
Prepaid expenses, long term	(1,700)	—
Accounts payable and accrued expenses	223	614
Deferred revenue	(9,266)	(10,527)
Net cash provided by (used in) operating activities	(12,856)	3,217

Investing activities:
Purchases of property, plant and equipment	(408)	(753)
Purchase of marketable securities	—	(15,334)
Proceeds from marketable securities	10,745	11,803
Net cash provided by (used in) investing activities	10,337	(4,284)

Financing activities:
Deferred financing fees	—	(1,305)
Proceeds from issuance of common shares	240	10
Net cash provided by (used in) financing activities	240	(1,295)
Effect of exchange rate changes on cash and cash equivalents	(4,278)	(1,857)
Decrease in cash and cash equivalents	(6,557)	(4,219)
Cash and cash equivalents, beginning of period	72,026	37,950
Cash and cash equivalents, end of period	$65,469	$33,731

Supplemental disclosures:
Interest received	$550	$439
Supplemental disclosures of non-cash transactions:
Issuance of common shares on conversion of subscription rights	—	32
Fair value of options exercised on a cashless basis	544	—

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Notes to Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except number of shares and per share amounts)

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

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2015 and 2014 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company included in the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the policies described in note 3.

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

During the three months ended September 30, 2015, the Company modified certain compensation arrangements to be denominated in Canadian dollars. Following this modification, the options denominated in Canadian dollars that were granted to members of the Company’s board of directors and certain consultants are again subject to equity accounting with fair value at the modification date calculated using the Black-Scholes option-pricing model and reclassified to additional paid-in capital. The modified awards will be accounted for as equity awards from the date of modification.

4.	Future changes in accounting policies:

In May 2014, the FASB issued amendments to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The amendments stipulate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosure will also be required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an update deferring the effective date of the new revenue standard by one year. The new guidance will be effective for public entities for fiscal years beginning after December 15, 2017 instead of the originally contemplated effective date of December 15, 2016.  The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s financial position, results of operations and cash flows.

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

As the Company reported a net loss attributable to common shareholders for the three and nine months ended September 30, 2015, all stock options were anti-dilutive and were excluded from the diluted weighted average shares outstanding for those periods. For the three and nine months ended September 30, 2014, common shares of 205,182 and 201,411, respectively, were excluded from the calculation of net income per common share because their inclusion would be anti-dilutive.

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

7.	Long term prepaid expenses:

In August 2015, the Company entered into a priority access agreement with Medpace, Inc. (“Medpace”) for the provision of certain clinical development services. Upon signing of the agreement, the Company prepaid $1,700 for future services to be provided by Medpace (notes 11 and 12).

8.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2015	2014
Trade payables	$817	$553
Employee compensation, benefits, and related accruals	855	1,077
Consulting and contracted research	945	774
Professional fees	180	180
Other	26	80
Total	$2,823	$2,664

9.	Stock option plan:

The following table presents stock option activity for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Outstanding, beginning of period	1,745,018	1,442,741	1,484,218	1,333,099
Granted	4,100	6,273	384,538	163,504
Exercised(1)	(110,039)	(1,028)	(209,850)	(1,800)
Forfeited and expired	(1,905)	(4,411)	(21,732)	(51,228)
Outstanding, end of period	1,637,174	1,443,575	1,637,174	1,443,575
Exercisable, end of period	1,052,955	1,078,009	1,052,955	1,078,009

(1)

During the nine months ended September 30, 2015, 62,469 stock options were exercised for the same number of common shares for cash. In the same period, the Company issued 100,465 common shares for the cashless exercise of 147,381 stock options.

The fair value of each option issued to employees and non-employees is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average risk-free interest rate	1.74%	1.95%	1.71%	1.97%
Average expected term (in years)	6.25	6.25	6.23	6.20
Expected volatility	67%	74%	75%	74%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the nine months ended September 30, 2015 was $11.50 (nine months ended September 30, 2014 - $6.58) per option.

10.	Collaboration agreements:

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

The following table is a summary of the revenue recognized from the Company’s collaborations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
uniQure:
Milestone payment	$—	$14	$—	$14
Teva:
Recognition of upfront payment	2,940	3,132	8,724	9,252
Research funding	11	84	101	251
Genentech:
Recognition of upfront payment	182	981	542	2,736
Research funding	910	994	2,730	3,249
Milestone payment	250	7,987	250	7,987
Total collaboration revenue	$4,293	$13,192	$12,347	$23,489

11.	Commitments and contingencies:
(a)	Priority access agreement with Medpace:

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $1,700 of which was prepaid upon signing of the agreement (note 7) and an additional $1,300 will be paid during the remainder of 2015.

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

12.	Related Parties:

Dr. August J. Troendle, an officer and director of Medpace, which provides clinical development services to the Company, is a beneficial owner of more than 5% of the Company’s common shares. The Company incurred $512 and $567 of clinical development service fees to Medpace for the three and nine months ended September 30, 2015, respectively ($nil – three and nine months ended September 30, 2014). Additionally, $512 and $nil was due to Medpace as of September 30, 2015 and December 31, 2014 which is included in accounts payable and accrued expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim financial statements and related notes included in Part I, Item 1 of this report and our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 12, 2015 and with the securities commissions in British Columbia, Alberta and Ontario on March 12, 2015.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law. In this report, “we,” “our,” “us,” “Xenon,” and “the Company” refer to Xenon Pharmaceuticals Inc. Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

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

To date, our Extreme Genetics discovery platform has yielded:

•

Glybera, developed by our licensee uniQure Biopharma B.V., or uniQure, the first, and currently the only, gene therapy approved in the EU for the treatment of the orphan disorder lipoprotein lipase deficiency, or LPLD.  uniQure has reported that its commercialization partner, Chiesi Farmaceutici S.p.A., or Chiesi, has submitted price and reimbursement dossiers in key European countries in order to make Glybera accessible to patients. Chiesi has sole control over commercialization in Europe and neither uniQure nor Xenon will be providing additional guidance regarding commercialization progress.  uniQure has also reported that in early 2016, it expects to commence a U.S. based clinical study for Glybera to support post-approval requirements in the EU.  uniQure has also reported that it is assessing its options for pursuing regulatory approval of Glybera in the U.S.;

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

•

GDC-0276, a product candidate being developed in collaboration with Genentech for the treatment of pain.  In September 2014, Genentech initiated a Phase 1 clinical trial for GDC-0276, which is expected to complete patient enrollment by the end of 2015.  GDC-0276 is a selective, oral Nav1.7 small-molecule inhibitor being developed for the treatment of pain.  Genentech has also advanced a second selective, oral Nav1.7 small-molecule inhibitor, GDC-0310, into a Phase 1 clinical trial. Xenon and Genentech also have an active research collaboration focused on other orally selective small molecule inhibitors of Nav1.7;
•

XEN801, a stearoyl Co-A desaturase, or SCD1 inhibitor, being developed for the treatment of acne. We initiated a Phase 1 clinical trial for XEN801 in September 2015. If supported by positive data from the Phase 1 trial, we plan to initiate a Phase 2 clinical trial by the end of 2015 or early in 2016 in patients with moderate to severe acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin; and

•

additional proprietary preclinical programs, including a Nav1.6 sodium channel inhibitor for the orphan disorder Dravet Syndrome, or DS.  We anticipate filing an investigational new drug, or IND, application for our DS program in the second half of 2016.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding.   For the nine months ended September 30, 2015, we recognized revenues, consisting primarily of funding from our collaborators of approximately $12.3 million.  This compares to $23.5 million for the nine months ended September 30, 2014.

Though our revenue from our collaboration and license agreements resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had a net loss of $11.8 million for the nine months ended September 30, 2015 and had an accumulated deficit of $115.8 million as of September 30, 2015, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

Recent Developments

In September 2015, we initiated a Phase 1 clinical trial for XEN801.  XEN801 is a topically administered, selective, small molecule inhibitor of stearyl Co-A desaturase, or SCD1, an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. The Phase 1 clinical trial of XEN801 is designed to enroll up to 3 cohorts of 12 healthy subjects per cohort dosed in a 14-day or 21-day treatment period.  The objectives of the Phase 1 clinical trial are to determine safety and tolerability as well as to determine XEN801’s systemic and skin exposure.  If supported by positive data from the Phase 1 clinical trial, we plan to initiate a Phase 2 clinical trial by the end of 2015 or early in 2016 in patients with moderate to severe acne.

In October 2015, our partner Genentech announced that it initiated a Phase 1 clinical trial for GDC-0310.  GDC-0310 is the second Nav1.7 inhibitor to enter clinical development under our collaboration with Genentech.  GDC-0310 is a selective, oral Nav1.7 small-molecule inhibitor being developed for the treatment of pain. Genentech has initiated a Phase 1 clinical trial in healthy volunteers.  In September 2015, under our second Genentech collaboration focused on pain genetics, we earned a milestone payment by identifying a novel pain target by leveraging our Extreme Genetics platform based on the study of rare phenotypes of individuals who have either an inability to perceive pain or have non-precipitated spontaneous severe pain.

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

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
uniQure:
Milestone payment	$—	$14	$—	$14
Teva:
Recognition of upfront payment	2,940	3,132	8,724	9,252
Research funding	11	84	101	251
Genentech:
Recognition of upfront payment	182	981	542	2,736
Research funding	910	994	2,730	3,249
Milestone payment	250	7,987	250	7,987
Total collaboration revenue	$4,293	$13,192	$12,347	$23,489

Through September 30, 2015, we had recognized upfront fees and milestone payments totaling CAD$1.1 million, pursuant to our sublicense and research agreement with uniQure. We are eligible to receive certain additional milestone payments of less than CAD$1.0 million for Glybera and for each subsequent product, if any, developed pursuant to the agreement.

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

Pursuant to the terms of our March 2014 agreement with Genentech, we received an upfront payment of $1.5 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $1.5 million upfront payment is being recognized as revenue ratably over the expected period of research performance, which is the two-year period from March 2014 to March 2016. In September 2015, we received a $0.25 million milestone payment for the identification of a novel pain target under this agreement. We recognized the milestone payment upon achievement in September 2015.

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

The following table is a summary of our deferred revenue for our collaboration and licensing agreements as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Teva	$2,174	$10,897
Genentech	339	882
Total deferred revenue	$2,513	$11,779

We expect such deferred revenue remaining as of September 30, 2015 to be recognized as revenue in the applicable fiscal years ending December 31, 2015 and 2016 based on our accounting policy for revenue recognition for each collaboration agreement.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$3,793	$3,216	$10,889	$8,315
General and administrative	1,321	1,316	8,219	4,106
Total operating expenses	$5,114	$4,532	$19,108	$12,421

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary, related benefits and share-based compensation of our executive, finance, business development and administrative functions, travel expenses, allocated facility-related costs not otherwise included in research and development expenses, and professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection. Following our initial public offering, or IPO, in November 2014, we have been incurring additional general and administrative expenses as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director fees, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance.

General and administrative expenses for the three and nine months ended September 30, 2015 also include fair value adjustments upon the reclassification of stock option awards granted to directors and certain consultants to liability classification in the first quarter of 2015 and a subsequent reclassification of those stock options back to equity in September 2015, due to a change in the denomination of pay of directors and certain consultants in the third quarter. We do not expect that general and administrative expenses will be impacted by similar adjustments in future periods.

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

Foreign Exchange Gain (Loss). On January 1, 2015, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of the changes in the primary economic environment in which we operate. We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations. For the three and nine months ended September 30, 2015, net foreign exchange gains and losses comprise gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Part I, Item 3 – “Foreign Currency Exchange Risk” below.

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

During the nine months ended September 30, 2015, we had the following changes in our critical accounting policies:

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

During the three months ended September 30, 2015, we modified certain compensation arrangements to be denominated in Canadian dollars. Following this modification, the options denominated in Canadian dollars that were granted to directors and certain consultants are again subject to equity accounting with fair value at the modification date calculated using the Black-Scholes option-pricing model and reclassified to additional paid-in capital. The modified awards will be accounted for as equity awards from the date of modification.

There have been no other significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2014 Annual Report on Form 10-K filed with the SEC on March 12, 2015. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the three and nine months ended September 30, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2015 vs. 2014	Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
Collaboration revenue	$4,293	$13,192	$(8,899)	$12,347	$23,489	$(11,142)
Royalties	1	1	—	3	3	—
Research and development expenses	3,793	3,216	577	10,889	8,315	2,574
General and administrative expenses	1,321	1,316	5	8,219	4,106	4,113
Other:
Interest income	130	138	(8)	445	416	29
Foreign exchange gain (loss)	(3,137)	392	(3,529)	(5,502)	307	(5,809)
Net income (loss)	$(3,827)	$9,191	$(13,018)	$(11,815)	$11,794	$(23,609)

Revenue

Revenue decreased by $8.9 million and $11.1 million in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. In 2014, we recognized an $8.0 million milestone payment from Genentech for the approval of the GDC-0276 Clinical Trial Application by Health Canada as well as revenue related to the upfront payment from the December 2011 collaborative development and license agreement with Genentech which was fully recognized by December 2014. The remaining decrease as compared to the same periods in 2014 was due to less FTE funding from Genentech and Teva and the change in the foreign exchange rate between the U.S. and Canadian dollar.

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2015 vs. 2014	Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
Teva collaboration (TV-45070) expenses	$18	$510	$(492)	$111	$1,044	$(933)
Genentech collaboration (GDC-0276 and GDC-0310) expenses	604	1,250	(646)	2,083	3,821	(1,738)
XEN801 expenses	1,119	284	835	2,951	560	2,391
Preclinical and discovery program expenses	2,052	1,172	880	5,744	2,890	2,854
Total research and development expenses	$3,793	$3,216	$577	$10,889	$8,315	$2,574

Research and development expenses increased by $0.6 million and $2.6 million in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. These increases were primarily attributable to additional expenses for our XEN801 program in preparation for clinical development which began in September 2015. There was also increased spending on our other preclinical and discovery programs, mostly related to our Nav1.6 sodium channel inhibitor program, partially offset by decreases in Teva and Genentech collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2015 vs. 2014	Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
General and administrative expenses	$1,321	$1,316	$5	$8,219	$4,106	$4,113

General and administrative expenses did not change significantly and increased by $4.1 million in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively. For the nine months ended September 30, 2015, we recognized a $1.7 million expense due to a fair value adjustment upon the reclassification of stock option awards granted to directors and certain consultants to liability classification in the first quarter of 2015 and the subsequent change in fair value until the options were reclassified back to equity in September 2015. For the three months ended September 30, 2015, we recognized a recovery of $1.0 million due to the change in fair value of our liability classified stock options until the options were reclassified back to equity in September 2015.

The remaining change is due to additional expenses incurred as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director fees, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance as well as one-time severance costs resulting from an internal reorganization that occurred in the second quarter of 2015 and acceleration of stock based compensation expense for certain consultants.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and nine months ended September 30, 2015 and 2014 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2015 vs. 2014	Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
Other income (expense):	$(3,007)	$530	$(3,537)	$(5,057)	$723	$(5,780)

The change in other income (expense) was primarily driven by the change in foreign exchange gain (loss). We recorded a foreign exchange loss of $3.1 million for the three months ended September 30, 2015, which was primarily unrealized losses arising largely from the translation of $45.3 million of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars and a 6% decrease in the value of the Canadian dollar during the three month period. During the nine months ended September 30, 2015, we recorded a foreign exchange loss of $5.5 million largely due to a 13% decrease in the value of the Canadian dollar during the nine month period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and our IPO, as well as through the receipt of government funding. As of September 30, 2015, we had cash and cash equivalents and marketable securities of $65.5 million. We received $38.5 million of proceeds, net of underwriting discounts and commissions but before offering expenses, from our IPO and $4.1 million of proceeds, net of underwriters’ fees but before offering expenses, from the concurrent private placement to an affiliate of Genentech. Our IPO and concurrent private placement each closed in November 2014.

We have incurred significant operating losses since inception. We had an $11.8 million net loss for the nine months ended September 30, 2015 and an accumulated deficit of $115.8 million from inception through September 30, 2015. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland, or MUN; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(12,856)	$3,217
Net cash provided by (used in) investing activities	10,337	(4,284)
Net cash provided by (used in) financing activities	240	(1,295)

Operating Activities

For the nine months ended September 30, 2015, net cash used by operating activities totaled $12.9 million, compared to $3.2 million in cash provided by operating activities for the same period in 2014. The change is primarily related to the increase in operating expenses in 2015, a $1.7 million prepayment in August 2015 to Medpace, Inc., or Medpace, for future clinical development services, an $8.0 million milestone payment received from Genentech in August 2014, a $1.5 million upfront payment received from Genentech for the pain genetics collaboration entered into in March 2014 and $0.7 million less FTE funding from Genentech and Teva for the nine months ended September 30, 2015 as compared to the same period in 2014.

Investing Activities

For the nine months ended September 30, 2015, net cash provided by investing activities totaled $10.3 million, compared to net cash used in investing activities of $4.3 million for the same period in 2014. The change was driven primarily by an increase in proceeds from the sale of marketable securities, net of purchases, and a decrease in the purchase of property, plant and equipment.

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities totaled $0.2 million, compared to net cash used in financing activities of $1.3 million for the same period in 2014. Net cash used in financing activities in 2014 consisted primarily of deferred financing costs in connection with our IPO which closed in November 2014 and net cash provided by financing activities in 2015 consisted exclusively of proceeds from the issuance of common shares from the exercise of stock options.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2014 were reported in our Annual Report on Form 10-K, filed with the SEC on March 12, 2015.

As of September 30, 2015, there have been no other material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K other than entering into a priority access agreement with Medpace on August 7, 2015 for the provision of certain clinical development services. Under the terms of the agreement, we committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, we committed to $7.0 million of services over the term of the agreement, $1.7 million of which was prepaid upon signing of the agreement and an additional $1.3 million will be paid during the remainder of 2015.

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

Outstanding Share Data

As of November 2, 2015, we had 14,376,218 common shares issued and outstanding and outstanding options to purchase an additional 1,593,108 common shares.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued amendments to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The amendments stipulate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosure will also be required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an update deferring the effective date of the new revenue standard by one year. The new guidance will be effective for public entities for fiscal years beginning after December 15, 2017 instead of the originally contemplated effective date of December 15, 2016.  We are currently evaluating the new guidance to determine the impact it will have on our financial position, results of operations and cash flows.

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

The principal market risk we face is foreign currency exchange rate risk. We face this risk, in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. We also hold non-U.S. dollar denominated cash and cash equivalents, marketable securities, accounts receivable and accounts payable, which are denominated in Canadian dollars.

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and the majority of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At

September 30, 2015, we held cash and cash equivalents and marketable securities of $45.3 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $4.5 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent and marketable securities balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $65.5 million as of September 30, 2015. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of September 30, 2015.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation and as a result of the restatement of our financial statements for the quarter ended March 31, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not, in design and operation, effective as of September 30, 2015. The restatement is more fully described in Note 2 to the restated unaudited interim financial statements included in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015, filed with the SEC on August 13, 2015.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $11.8 million for the nine months ended September 30, 2015 and an accumulated deficit of $115.8 million as of September 30, 2015.

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

•	developing sustainable, scalable, reproducible, and transferable manufacturing processes for any of our products approved in the future;
•	maintaining, protecting, expanding and enforcing our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implementing additional internal systems and infrastructure, as needed; and
•	attracting, hiring and retaining qualified personnel.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the nine months ended September 30, 2015, we incurred approximately $10.9 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

We are subject to risks associated with currency fluctuations which could impact our results of operations.

As of September 30, 2015, approximately 69% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars and we expect this trend to continue.

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

Our product candidates, including TV-45070, GDC-0276, GDC-0310 and XEN801 and compounds in our preclinical and discovery pipeline, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline of our common share price could result. For example, in July 2015, we and our partner Teva announced top line results from a Phase 2b study designed to evaluate the safety and efficacy of topically applied TV-45070 in patients with chronic pain due to osteoarthritis, or OA, of the knee.  Results from this trial showed that TV-45070 did not demonstrate statistically significant difference from placebo in efficacy endpoints of reductions in pain due to OA and neither we nor Teva have plans for further development of TV-45070 in OA, although clinical development of TV-45070 in post-herpetic neuralgia, or PHN, continues.

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

Drug discovery and development for various pain applications and the treatment of moderate to severe acne is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics and pregabalin. We are also aware of clinical-stage development programs at several pharmaceutical and biotechnology companies that are targeting Nav1.7 inhibitors to develop products to treat various pain indications, including Bioline Rx Ltd., Biogen Inc. through its acquisition of Convergence Pharmaceuticals Limited, Dainippon Sumitomo Co., Ltd. and Pfizer, Inc. There are also a number of companies that have discovery or pre-clinical programs targeting Nav1.7. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications. There are a number of drugs approved and in development for the treatment of moderate to severe acne.  Approved prescription therapies for the treatment of acne are generally in one of the following categories: topical retinoids, topical and oral antimicrobials, oral isotretinoin and oral hormonal therapies.  In addition to prescription acne drugs, there are a number of over-the-counter products such as those containing benzoyl peroxide.  There are also a number of products in development that could potentially compete in the acne market.

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

uniQure reported that, on April 8, 2015, it received a copy of a preliminary assessment report prepared by the rapporteur designated by the Committee for Advanced Therapies, or CAT, which is the committee that advises the EMA’s Committee for Human Medicinal Products, or CHMP, on gene therapies. The preliminary report was a response to uniQure’s submission to the EMA in September 2014 of a Type II variation, which proposed an amendment to the Glybera Summary of Product Characteristics to reflect certain information from the six-year follow up data included in uniQure’s final clinical study report.  The preliminary assessment report, which represented the sole view of the rapporteur, stated that Glybera lacked efficacy and therefore the benefit-risk was negative. On April 24, 2015, uniQure received a copy of the final assessment report prepared by the CAT and endorsed by the CHMP, which stated that the CAT discussed the negative rapporteur recommendation on the benefit-risk analysis of Glybera and did not agree with the negative view of the rapporteur and concluded by majority on the recommendation that the efficacy of Glybera be considered in its totality as defined in the initial approval taking into account the criteria at the time of the initial approval.  The CAT will continue to evaluate the six-year follow up data and uniQure has provided requested supplemental information.

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

We have no experience in Phase 3 and later stage clinical development, and related regulatory requirements or the commercialization of products. uniQure controls and has been responsible for the development and commercialization of Glybera, Teva Pharmaceutical Industries Ltd., or Teva, is responsible for the on-going clinical development of TV-45070, and Genentech Inc., or Genentech, is responsible for the on-going clinical development of GDC-0276 and GDC-0310. Accordingly, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to selectively develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

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

If we are not successful in leveraging our Extreme Genetics discovery platform to discover product candidates in addition to TV-45070, GDC-0276, GDC-0310 and XEN801, our ability to expand our business and achieve our strategic objectives may be impaired.

We rely on our Extreme Genetics discovery platform to identify validated drug targets and develop new product candidates. To date, our Extreme Genetics discovery platform has yielded one approved product, Glybera, and four clinical development candidates TV-45070, GDC-0276, GDC-0310 and XEN801. Use of our discovery platform requires substantial technical, financial and human resources, regardless of whether we identify any novel drug targets. Our Extreme Genetics discovery platform may initially show promise in identifying additional potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization. Such failure may occur for many reasons, including the following: any product candidate may, on further study, be shown to have serious or unexpected side effects or other characteristics that indicate it is unlikely to be safe or otherwise does not meet applicable regulatory criteria; and any product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all.

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

Glybera has been approved for commercial sale in the EU by the EMA, subject to uniQure’s compliance with certain post-approval reporting and monitoring obligations. Our collaborator for TV-45070, Teva, is based in Israel and a significant portion of the research and development activities under our collaboration with Teva are performed outside of North America. If we continue to engage in significant cross-border activities, we will be subject to risks related to international operations, including:

•	different regulatory requirements for maintaining approval of drugs and biologics in foreign countries;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in North America;
•

likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of operations in foreign jurisdictions;

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

Our TV-45070, GDC-0276 and GDC-0310 product candidates for treatment of pain and XEN801 product candidate for the treatment of acne target novel molecular mechanisms. Regulatory authorities may require more extensive studies of the long-term effects of such product candidates for regulatory approval, which could delay development of our product candidates or our future product candidates based on novel mechanisms.

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

In the case of some of our product candidates, we are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and, in some cases our clinical trials use novel end points and measurement methodologies or subjective patient feedback, which adds a layer of complexity to our clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. For example, clinical trials for pain, the indication for which TV-45070, GDC-0276 and GDC-0310 are being developed, are inherently difficult to conduct. The primary measure of pain is subjective patient feedback, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The placebo effect also tends to have a more significant impact on pain trials.

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

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that any of our proprietary product candidates will be approved. For any future products for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel or develop alternative sales channels;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization.

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

We do not currently own or operate any manufacturing facilities nor do we have any in-house manufacturing experience or personnel. We rely on our collaborators to manufacture product candidates licensed to them or work with multiple third party contract manufacturers to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical trials and intend to do so for the commercial manufacture of our products. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

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

We and our CROs are required to comply with cGCP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA could determine that any of our clinical trials fail or have failed to comply with applicable cGCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, and our clinical trials may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees or licensors. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. Currently, some of these rights relating to the patent portfolios for Glybera, TV-45070, GDC-0276 and GDC-0310, and some of our earlier stage product candidates are held by our collaborators.

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

Our headquarters are located in Burnaby, British Columbia, Canada. We are vulnerable to natural disasters such as earthquakes that could disrupt our operations. If a natural disaster, power outage, fire or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not carry insurance for earthquakes or other natural disasters and although our business interruption insurance applies in the event of an earthquake, we may not carry sufficient business interruption insurance to compensate us for all losses that may occur. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. In addition, we may lose samples or other valuable data. The occurrence of any of the forgoing could have a material adverse effect on our business.

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

Certain holders of our common shares are party to our amended and restated investor rights agreement, as amended, and have rights, subject to some conditions, to require us to file registration statements covering the sale of their common shares or to include their common shares in registration statements that we may file for ourselves or other shareholders. We have also registered the offer and sale of all common shares that we may issue under our equity compensation plans.

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

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations subsequently implemented by the Securities and Exchange Commission, or SEC, the applicable Canadian securities regulators and NASDAQ impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. We anticipate that we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to address the added burdens of operating as a public company. Our management and other personnel have and will continue to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it difficult and expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

As of September 30, 2015, options to purchase 1,637,174 of our common shares with a weighted-average exercise price of $6.83 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plan(s), our compensation committee (or a subset thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit
Number	Description
10.1	Lease Modification Agreement, effective July 1, 2015, by and between the Company and Redstone Enterprises Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: November 10, 2015

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Lease Modification Agreement, effective July 1, 2015, by and between the Company and Redstone Enterprises Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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