Form 10-K
period 2015-12-31
Xenon Pharmaceuticals Inc.
filed 2016-03-08
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $141 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant, no par value per share, as of March 4, 2016 was 14,401,582.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2016 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

-i-

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates using our Extreme Genetics discovery platform;
•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to find families to support our Extreme Genetics discovery platform;
•	our ability to discover genes and drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of Glybera and future products, if any;
•	the timing of, and our and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash flows to meet our needs for at least the next 12 to 24 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Our Extreme Genetics discovery platform has yielded the first approved gene therapy product in the European Union, or the EU, and a broad proprietary development pipeline and multiple pharmaceutical partnerships, which include:

•

Glybera, developed by our licensee uniQure Biopharma B.V., or uniQure, the first, and currently the only, gene therapy product approved in the EU for the treatment of the orphan disorder lipoprotein lipase deficiency, or LPLD. The first patient treated with Glybera as a commercially-available gene therapy was announced by uniQure in November 2015 and enabled by its commercialization partner in the EU, Chiesi Farmaceutici S.p.A., or Chiesi, which has sole control over commercialization in the EU;

•

TV-45070 (formerly XEN402), a product candidate being developed in collaboration with Teva for the treatment of pain. Teva is currently conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial in patients with post-herpetic neuralgia, or PHN, with results expected in the second half of 2016. TV-45070 is a topically applied small-molecule inhibitor of the sodium channel Nav1.7 and other sodium channels, including those that are expressed in the pain-sensing peripheral nervous system;

•

GDC-0276 and GDC-0310, which are both oral, selective Nav1.7 small-molecule inhibitors being developed in collaboration with Genentech for the potential treatment of pain. Phase 1 clinical trials for GDC-0276 and GDC-0310 are ongoing, and pending a full assessment of the results, Genentech intends to initiate a Phase 2 clinical trial in 2016. Xenon and Genentech also have an active research collaboration focused on other orally selective small molecule inhibitors of Nav1.7;

•

XEN801, a stearoyl Co-A desaturase-1, or SCD1, inhibitor being developed for the treatment of acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. We have completed a Phase 1 clinical trial for XEN801 and initiated a Phase 2 clinical trial in February 2016 in patients with moderate to severe facial acne. We anticipate topline results in the fourth quarter of 2016; and

•

additional proprietary preclinical programs, including a Nav1.6 sodium channel inhibitor for the treatment of rare childhood epilepsy disorders, such as Dravet Syndrome, or DS, an orphan disease of severe childhood epilepsy. We expect to identify a development candidate in 2016 and file an investigational new drug, or IND, application for our Nav1.6 inhibitor in the first half of 2017.

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

Our Extreme Genetics discovery platform enables us to identify drug targets that may be more biologically relevant in humans. Our platform is built on the foundation of identifying and studying rare individuals and families with severe phenotypes to discover single-gene defects that have major biological effects in humans. By studying these individuals and families with severe phenotypes, we can obtain critical insights into the genes underlying these diseases and their related biology to develop promising product candidates. We therefore are able to initiate our drug discovery efforts with the advantage of having a greater understanding of the role of the drug target in human disease.

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
•

expertise in small-molecule drug discovery to design promising product candidates that effectively modulate the identified drug targets. Our drug discovery capabilities include medicinal and synthetic chemistry, assay development and in vitro and in vivo pharmacology; and

•

an established global network that has included more than 30 clinical collaborators in multiple countries, and which has provided us with access to rare individuals and families with severe phenotypes dispersed throughout the world.

In addition, Xenon has built upon our global network by developing a new direct-to-patient web-based recruitment approach for identifying patients with rare or extreme phenotypes. By leveraging social media tools and allowing potential participants to directly access research studies online, we have successfully broadened the recruitment of participants for several of our research studies.

Focus on Human Channelopathies

A significant focus of our Extreme Genetics discovery platform has been human channelopathies, enabling us to develop strong capabilities in small molecule ion channel drug discovery. Our ion channel discovery capability is founded upon our understanding of the genetics of channelopathies combined with our proprietary biology and medicinal chemistry assets and know-how. We identified new binding sites on ion channels which, in turn, led to the discovery of highly-selective voltage-gated ion channel inhibitors which may have safety and efficacy advantages over non-selective inhibitors.

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

For example, we discovered that deficiency of the voltage-gated sodium channel Nav1.7 is present in the rare human disease called congenital indifference to pain, or CIP. Individuals with CIP are unable to feel pain. This relationship indicated that Nav1.7 may be a key mechanism for the development of novel analgesics. We are pursuing this mechanism in separate partnerships with Teva and with Genentech.

Similarly, with our collaborators from McGill University, we identified the genetic link between rare human epilepsies and mutations in the Nav1.1 sodium channel. These genetic epilepsy discoveries helped to define our therapeutic selective ion channel strategy for DS and other rare childhood epilepsies. We believe that our Extreme Genetics discovery platform provides the opportunity to validate additional ion channel targets for both prevalent and orphan indications.

Our Pipeline

Our pipeline is summarized in the following figure, which shows both our partnered programs and our own proprietary product candidates:

Our Partnered Programs

Glybera (alipogene tiparvovec): A Gene Therapy for the Orphan Disease LPLD

Glybera is a gene therapy product approved in the EU in October 2012 for the treatment of a subset of patients with the orphan lipid disorder lipoprotein lipase deficiency, or LPLD. Specifically, it is intended to treat LPLD in patients with severe or multiple pancreatitis attacks, despite dietary fat restrictions. LPLD is a severe metabolic disease of inadequate lipid metabolism, resulting in pancreatitis and in some cases, death. In collaboration with the University of British Columbia, or UBC, we demonstrated that humans with a variant of the lipoprotein lipase, or LPL, gene called LPLS447X resulted in increased LPL enzyme activity leading to reduced triglyceride levels. Under our sublicense and research agreement with uniQure, we collaborated with uniQure and UBC on preclinical activities, and thereafter uniQure developed a LPL gene therapy product, Glybera, which contains the LPLS447X variant. We believe that the introduction of the therapeutic LPLS447X gene through administration of Glybera provides a clinical benefit for LPLD patients.

Glybera is the first product whose active ingredient was derived from our platform to receive commercial approval and is the first gene therapy product to be approved in the EU. The goal of Glybera therapy is to treat LPLD in order to achieve sustained improvement of clearance of triglyceride-rich lipid particles known as chylomicrons, and to significantly reduce the risk of pancreatitis attacks in patients suffering from multiple recurrent pancreatitis and abdominal pain events.

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

About LPLS447X

Together with our collaborators at UBC and using our Extreme Genetics discovery platform, we demonstrated that the LPLS447X variant resulted in reduced triglyceride levels in humans, as this single-gene defect results in elevated LPL enzyme activity, and we further demonstrated that LPLS447X in an adenovirus gene therapy could treat hypertriglyceridemia in animal models of LPLD.

Clinical Development of Glybera

In a scientific publication, a single dose of Glybera was well-tolerated with no material safety concerns and was demonstrated to reduce the incidence of acute pancreatitis and abdominal pain events over the two-year study period.

Commercialization of Glybera

In 2012, Glybera was approved in the EU for the orphan disorder LPLD to treat patients with severe or multiple pancreatitis attacks. In July 2013, uniQure announced that it had entered into a partnership with Chiesi for the commercialization of Glybera in the EU and more than a dozen other countries including Brazil, China, Mexico and Russia. Glybera has received both fast-track and orphan drug designations for the treatment of LPLD in both the EU and the U.S. The first patient treated with Glybera as a commercially-available gene therapy in the EU was announced by uniQure in November 2015. Although commercial sales of Glybera have now commenced, we do not expect to receive significant revenue in the near-term from these sales. uniQure also disclosed in November 2015 that it will not pursue U.S. regulatory approval of Glybera in order to maintain its focus on three core therapeutic areas. uniQure has announced that it will not provide additional guidance regarding commercialization progress for Glybera. For a more detailed description of the terms of our agreement with uniQure for Glybera, see “—Strategic Alliances” below.

TV-45070: A Small Molecule for the Treatment of Pain

TV-45070 (formerly XEN402) is a small-molecule inhibitor of the sodium channel Nav1.7 and other sodium channels, including those that are expressed in the pain-sensing peripheral nervous system. TV-45070 has potential application in neuropathic pain mediated by damage, dysfunction, or injury of nerves. TV-45070 is partnered with Teva. Using a topical ointment formulation of TV-45070, Teva is currently conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial in patients with PHN with results expected in the second half of 2016. Pursuant to the terms of our agreement with Teva, Teva is obligated to complete one additional Phase 2 or later stage clinical trial.

We selected Nav1.7 as a drug target for pain after we discovered that the Nav1.7 protein is deficient in the rare human disease, CIP, where humans suffering from CIP are unable to feel pain. We have observed promising evidence of activity for TV-45070 in four Phase 2 proof-of-concept clinical trials, including two trials in the orphan disease erythromelalgia, or EM, one trial in PHN and one trial in dental pain, a form of nociceptive pain. In December 2012, we entered into a collaborative development and license agreement with Teva through its subsidiary Ivax, pursuant to which we granted Teva an exclusive worldwide license to develop and commercialize TV-45070. For a more detailed description of the terms of our agreement with Teva, see “—Strategic Alliances” below. Prior to our entry into a collaborative development and license agreement with Teva, we submitted INDs to the FDA for oral TV-45070 for the indication of dental pain (July 2009) and topical TV-45070 for the indication of acute and chronic pain, including neuropathic and inflammatory pain (July 2010). Teva submitted an IND to the FDA for topical TV-45070 for the symptomatic treatment of osteoarthritis, or OA (November 2013).

Discovery of TV-45070 and Mechanism of Action

Using our Extreme Genetics discovery platform, we discovered Nav1.7 by studying families with the rare disorder CIP. Patients with CIP are unable to feel pain for painful events including fractures, childbirth, osteomyelitis, severe burns, ulcers, wounds and tooth abscesses. Based on this severe phenotype of absence of pain in humans with CIP, we predicted that the single-gene defect causing CIP could define an important novel human drug target for treating pain. We showed that defects in the CIP gene result in deficiency of the sodium channel Nav1.7.

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

Clinical Development of TV-45070

We are collaborating with Teva on the development of topical TV-45070. Topical and oral formulations of TV-45070 have been studied in Phase 1 clinical trials in healthy volunteers, four Phase 2 proof-of-concept clinical trials, a Phase 2b clinical trial in OA of the knee, and an ongoing Phase 2b clinical trial in PHN, with data expected in the second half of 2016. Pursuant to the terms of our agreement with Teva, they are obligated to complete one additional Phase 2 or later stage clinical trial.

TV-45070 Phase 1 Clinical Trials

In a topical Phase 1 study, 20 healthy volunteers were dosed once daily for 21 days with 4% and 8% ointment, placebo, a positive control and a 0.9% saline negative control. Topical TV-45070 was generally well tolerated with no clinically meaningful difference observed between cumulative skin irritation scores for 4% and 8% ointment, placebo and the negative saline control. The positive control as expected did show greater skin irritation; there were no serious adverse events, or SAEs, or deaths in this study. All adverse events were moderate or mild in severity with the majority of adverse events related to local skin reactions from the occlusive tape dressings. The most frequently reported adverse events which were not local skin reactions were headache, dizziness, fatigue, and oropharyngeal pain. Importantly the average plasma concentrations of TV-45070 were low and, as would be expected, central nervous system side effects were of low incidence.

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

TV-45070 Phase 2 Proof-of-Concept Clinical Trials

Based on the potential broad utility of TV-45070, prior to our collaboration with Teva, we conducted four Phase 2 proof-of-concept trials to explore the potential of TV-45070 as a treatment for both nociceptive and neuropathic pain, as well as providing evidence that TV-45070 can block the pain signaling mediated by Nav1.7. These trials included: (1) an oral Phase 2 clinical trial in third molar tooth extraction; (2) an oral Phase 2 clinical trial in the orphan indication EM; (3) a topical Phase 2 clinical trial in EM; and, (4) a topical Phase 2 clinical trial in PHN.

We conducted a trial for third molar tooth extraction, which is an established acute inflammatory pain model. We performed a randomized, double-blind, placebo-controlled, Phase 2 proof-of-concept trial in 61 healthy male subjects, of which, 41 subjects received a single oral 500 mg dose of TV-45070 and 20 subjects received placebo. Oral TV-45070 was well-tolerated with no SAEs. The most frequently reported adverse events were nausea, dizziness, headache and drowsiness, which were mild or moderate in intensity. The primary and all secondary endpoints showed consistent trends in favor of reduced pain for TV-45070 versus placebo. The primary efficacy endpoint was the change in total pain relief at six hours post-dose. TV-45070-treated subjects experienced greater pain relief compared to subjects who received placebo (p=0.171), although the difference did not achieve the pre-defined statistical significance for the trial of p=0.1. In a post-hoc analysis, a significantly increased proportion of TV-45070-treated patients reported 30% or greater (p<0.05) and 50% or greater (p<0.05) reduction in their pain compared to placebo.

TV-45070 was studied in both a topical formulation and an oral formulation in small, exploratory Phase 2 proof-of-concept clinical trials in primary EM. EM is a disorder of severe neuropathic pain where, in certain families, mutations causing increased activity of the Nav1.7 sodium channel have been identified. The disorder is characterized by recurrent flares of intense burning pain with redness of the skin in the feet, hands or both. We conducted a randomized, double-blind, placebo-controlled, two-period crossover design trial with four subjects comparing oral TV-45070 to placebo each administered twice per day for a duration of two days. In one treatment period, subjects received TV-45070 (400 mg bid), and in the other treatment period, subjects received placebo. The order in which the subjects received each treatment was randomized. In this oral Phase 2 EM trial, a significant (42%) reduction in pain in the two hours following an induced EM flare was observed in the three patients where pain was induced (p=0.014). There were no SAEs in this trial and the most frequently reported adverse events were dizziness, headache, sedation and drowsiness, which ranged from mild to severe.

We also conducted a randomized, double-blind, placebo-controlled design trial with eight subjects (seven TV-45070 and one placebo) comparing topical 8% TV-45070 to placebo applied two times per day to the feet for a duration of 14 or 21 days. Throughout the trial, TV-45070 plasma concentrations were low and TV-45070 was well-tolerated. There was no treatment-related dizziness and drowsiness and there were no treatment-related SAEs. Local application site reactions were the most common drug-related adverse events observed. In this topical Phase 2 EM trial, three of seven patients (43%) on TV-45070 showed consistent clinically meaningful reductions in induced and daily pain compared to baseline, while the four remaining TV-45070-treated and placebo-treated subjects were considered to be non-responders based on their magnitude of response or inconsistent response or both. Also, four of six (67%) patients on TV-45070 who used rescue cooling showed a reduction in cooling usage compared to baseline and six of seven (86%) patients on TV-45070 had an improvement in sleep interference scores compared to baseline. This small exploratory trial was not designed to reach statistical significance and no such statistical significance was found. Although we and Teva have evaluated the opportunity to develop TV-45070 as a treatment for EM, Teva is currently focused on the development of TV-45070 for larger market opportunities, such as PHN, and has no current development plans for TV-45070 in EM.

We conducted a Phase 2 proof-of-concept trial of topical TV-45070 in 70 PHN patients. Patients enrolled into the study had refractory PHN and their average disease duration was 76.6 months. This study was a double-blind, placebo-controlled, crossover trial where topical (8% ointment) TV-45070 was administered twice daily with each patient receiving either TV-45070 or placebo for three weeks, then after a washout period, the subjects received the alternative treatment. In this study, Topical TV-45070 was well-tolerated with no drug-related SAEs. The results showed there was a reduction in the primary efficacy endpoint (change from baseline in the mean daily pain score) for both TV-45070 and placebo, but the difference between treatments was not statistically significant. In analysis of certain secondary endpoints, there was a significantly increased proportion of TV-45070-treated patients who reported 30% or greater (p=0.049) and 50% or greater (p=0.0078) reduction in their pain compared to placebo and a retrospective exploratory analysis not described in the study protocol showed that a significant increased proportion of TV-45070-treated patients reported 30% or greater improvement in sleep (p=0.034) compared to placebo. There is a relatively common genetic variant of Nav1.7 called the R1150W gene variant. We genotyped a subset of the PHN trial subjects for R1150W status to explore if the variant could predict a greater likelihood of response to TV-45070 due to its inhibition of Nav1.7. Although it was not a pre-selected endpoint of the trial, a trend towards greater response to TV-45070 was observed in R1150W-carriers versus non-carriers, as five out of the eight evaluable subjects (63%) had a 30% or greater reduction in their pain when treated with TV-45070. TV-45070 plasma concentrations were low and TV-45070 was well-tolerated with no drug-related SAEs. No drug-related centrally mediated side effects of dizziness and drowsiness were observed in this study. In addition, while on topical TV-45070, PHN patients reported reduced site application pain (3% TV-45070 versus 16% placebo) and less pruritus, or itch, (3% TV-45070 versus 13% placebo) compared to while on placebo treatment. Chronic itch is an important co-morbidity for many PHN patients. The most frequently reported AEs included local application site reactions, nasopharyngitis and urinary tract infections.

TV-45070 Phase 2b Clinical Trial in OA

Using a topical (4% and 8% ointment) formulation of TV-45070, Teva completed a 300-patient, double-blind, placebo-controlled, randomized Phase 2b clinical trial designed to evaluate the safety and efficacy of topically applied TV-45070 in patients with chronic pain due to OA of the knee. In July 2015, we and Teva announced top line results showing that TV-45070 did not demonstrate statistically significant difference from placebo in efficacy endpoints of reductions in pain due to OA. However, TV-45070 did demonstrate a favorable safety and tolerability profile, with no drug-related SAEs. The most common adverse events were application site dermal skin reactions which were mostly mild and less frequent than seen with other topical analgesics. There were no cardiac or central nervous system safety issues. There are no plans for further development of TV-45070 in OA and future clinical development of TV-45070 is focused on neuropathic pain, including PHN.

TV-45070 Phase 2b Clinical Trial in PHN

Based on the encouraging data from our Phase 2 proof-of-concept trial in PHN, Teva is currently conducting a larger Phase 2b trial in patients with PHN. The rationale supporting the development of TV-45070 in PHN includes:

•	We observed promising efficacy findings in our PHN Phase 2 proof of concept trial.
•	We observed improved responder rates for carriers of the R1150W variant in our PHN Phase 2 proof of concept trial.
•	Topical TV-45070 has exhibited an ability to penetrate the skin of PHN patients and reside locally, in both the skin and underlying tissue, at relatively high concentrations.
•	Application of TV-45070 to the human torso in Phase 1 and Phase 2 clinical trials to date resulted in low systemic exposure of TV-45070, which may reduce systemic adverse events.
•

Central nervous system , or CNS, side effects were not observed in the topical PHN trial due to low plasma levels, which we believe is a benefit given evidence that PHN patients have shown poor compliance with products that trigger common CNS side effects.

•	Topical TV-45070 in the PHN Phase 2 proof-of-concept trial reduced the incidence of itch compared to placebo.
•	Lidocaine, a weak sodium channel blocker, provides relief of PHN pain and is approved and widely used for this indication.

The Phase 2b trial is a randomized, double-blind, placebo controlled, multi-site study to evaluate the efficacy and safety of TV-45070 in patients with PHN. The study includes three treatment groups that receive doses of 4% or 8% of TV-45070 or placebo, dosed twice daily. Approximately 330 patients will be enrolled in the study. Patients will be stratified into treatment groups based on their R1150W status, a genetic pain biomarker believed to be related to pain susceptibility. The primary endpoint of this study is the change from baseline to week 4 in the numeric rating scale, or NRS, scores. Secondary endpoints include additional pain measurement scores at specified daily time points, the percentage of patients with greater than 30% and greater than 50% improvement in pain scores, quality of life measurements and adverse events measurements. The first patient was enrolled in April 2015, and results are expected in the second half of 2016.

About Post-Herpetic Neuralgia

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

GDC-0276, GDC-0310, and Other Selective Inhibitors of Nav1.7 for the Treatment of Pain

In December 2011, we entered into a collaborative research and license agreement with Genentech and its affiliate, F. Hoffman-La Roche Ltd, or Roche, to discover and develop selective oral inhibitors of Nav1.7 for the treatment of pain. For a more detailed description of the terms of this agreement with Genentech, see “—Strategic Alliances” below. Based on our discovery of Nav1.7 deficiency underlying CIP, we believe that Nav1.7 is a highly-validated target for the treatment of pain. Our Genentech collaboration is focused on discovering and developing selective oral Nav1.7 inhibitors, which is in contrast to our Teva partnership that is focused on developing a topical drug that targets a number of different sodium channels, including Nav1.7.

Genentech is currently conducting Phase 1 clinical trials for GDC-0276 and GDC-0310, which are both oral, selective Nav1.7 small-molecule inhibitors being developed for the potential treatment of pain. Both Phase 1 clinical trials are ongoing, and pending a full assessment of the results, Genentech intends to initiate a Phase 2 trial in 2016.

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

We formed a second collaboration with Genentech in March 2014 for pain genetics, where we intend to focus on rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. For a more detailed description of the terms of this second agreement with Genentech, see “—Strategic Alliances” below. We believe these phenotypes may unlock new key molecular regulators of pain signaling in humans, which we will seek to validate as targets for new pain drugs. For example, we are analyzing CIP families that are not explained by Nav1.7 deficiency as well as families with conditions associated with severe pain phenotypes such as paroxysmal extreme pain disorder, or PEPD, inherited EM and cluster headache.

Selective Small-Molecule Inhibitors of Targets for the Treatment of Cardiovascular Disease

We entered into a collaborative research and option agreement with Merck in June 2009 to discover novel targets and compounds for the treatment of cardiovascular disease using our Extreme Genetics discovery platform. For a more detailed description of the terms of our agreement with Merck, see “—Strategic Alliances” below. In 2012, Merck exercised its option to obtain an exclusive license to a target for cardiovascular disease and compound inhibitors that were discovered during the research collaboration. The target, when inhibited, is predicted to provide a beneficial lipid profile with the goal of protecting from cardiovascular disease.

Our Proprietary Product Candidates

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

Clinical Development of XEN801

In September 2015, we initiated a Phase 1 clinical trial of XEN801, which was completed by the end of the year. In the Phase 1 study, XEN801 was found to be safe and generally well tolerated. In total, 48 healthy volunteers were dosed for either a 14-day or 21-day treatment period. A number of different dose volumes of the 1% XEN801 drug product were evaluated in the Phase 1 clinical trial with dosing on the back and face of healthy volunteers to determine the maximum tolerated dose. As expected, the most common side effects were localized, generally mild skin reactions. No serious adverse events were observed. Maximal plasma concentrations of XEN801 were low, whereas the median skin concentration of XEN801 was above the drug concentration predicted for efficacy for all dose volumes evaluated. A Phase 2 dose was selected based on favorable tolerability and skin drug concentrations.

In February 2016, we initiated a Phase 2 clinical trial in patients with moderate to severe acne. The Phase 2 clinical trial is a randomized, double-blind, multi-center, vehicle-controlled, parallel-group study to determine the safety, tolerability, efficacy and systemic exposure of XEN801 in approximately 150 patients with moderate to severe facial acne. Patients will apply XEN801 (or vehicle placebo) topically to their face for 12-weeks with a 4-week follow up. The primary efficacy endpoint is the percent change in total (inflammatory and non-inflammatory) lesion count from baseline to week 12. Secondary endpoints include the percent change in inflammatory and/or non-inflammatory lesions at different time points throughout the 12 week study as well as a number of Investigator's Global Assessment measures. We anticipate topline results in the fourth quarter of 2016.

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

Selective Small-Molecule Sodium Channel Inhibitors for the Treatment of Severe Childhood Epilepsy Disorders

We are developing selective inhibitors of the voltage-gated sodium channel Nav1.6 as a treatment for severe childhood epilepsy disorders, such as the orphan disease DS. We have developed considerable expertise in voltage-gated sodium channel biology and have accumulated significant experience in the development of selective sodium channel inhibitors. We are leveraging this expertise and chemistry know-how for the development of selective inhibitors of Nav1.6 for the treatment of severe childhood epilepsy disorders, such as DS.

With our collaborators from McGill University, we identified the genetic link between rare human epilepsy and mutations in the Nav1.1 gene. For example, it is now estimated that approximately 80% of DS cases are believed to be due to mutations in one copy of the Nav1.1 voltage-gated sodium channel that cause a partial loss of Nav1.1 function. Nav1.1 plays a critical role in the normal functioning of inhibitory pathways in the brain. The lack of fully functioning Nav1.1 and inhibitory pathways allows the brain excitatory pathways to be unopposed resulting in the severe seizures of DS. The brain excitatory pathways are preferentially mediated by the voltage-gated sodium channel Nav1.6 and therefore if we are able to selectively inhibit Nav1.6 with a small-molecule compound, we expect to taper this neuronal excitation and thereby treat rare forms of severe childhood epilepsy, such as DS. To further support inhibiting Nav1.6 as a potential therapeutic approach to treat DS and other forms of rare epilepsy, published data has shown that seizures and premature death observed in a DS mouse model can be corrected when these animals are bred with a Nav1.6 knockout mouse.While DS is one of the most resistant epilepsies to treatment, there are other intractable childhood seizures that have been associated with genetically-linked partial loss of function of Nav1.1 or gain of function of Nav1.6, which may benefit from a selective inhibitor of Nav1.6, including intractable childhood epilepsy with generalized tonic-clonic seizures and sporadic infantile epileptic encephalopathy.

Based on our experience and know-how in developing selective ion channel inhibitors, we have identified potent, selective Nav1.6 inhibitors and have demonstrated efficacy for seizures in an animal model with such an inhibitor. We expect to identify a development candidate in 2016 and file an IND application in the first half of 2017. Given the orphan nature of severe childhood epilepsies, including DS, we believe that these indications may represent attractive opportunities for us to independently develop and commercialize product candidates.

New Pipeline Opportunities

In addition to our study of rare human disorders of extreme pain or the absence of pain, we are also studying other rare disorders with extreme phenotypes that we believe could yield new drug targets in disorders where high medical need exists. Given our expertise in ion channel drug discovery, we are also focusing our discovery efforts on the identification of ion channel targets where we believe novel selective inhibitors might represent significant therapeutic advances with a focus on orphan indications.

Strategic Alliances

Agreement with uniQure for Glybera

Effective August 2000, we entered into a sublicense and research agreement with uniQure (formerly Amsterdam Molecular Therapeutics) pursuant to which we granted to uniQure an exclusive, worldwide sublicense under certain intellectual property controlled by us to develop and commercialize technology and compounds related to the variant of LPL, called LPLS447X. Together with collaborators from UBC, we demonstrated that the LPLS447X variant resulted in increased LPL enzyme activity leading to reduced triglyceride levels in humans. Under our sublicense and research agreement with uniQure, we collaborated with uniQure and UBC on preclinical activities, and thereafter uniQure developed an LPL gene therapy product, Glybera, which contains the LPLS447X variant. Glybera was approved in the EU in October 2012 to treat LPLD in patients with severe or multiple pancreatic attacks despite dietary fat restrictions. uniQure conducted the clinical trials and is responsible for the commercialization of Glybera.

Under the terms of the agreement, we are eligible to receive mid single-digit royalties on net sales of the licensed products, for sales made by uniQure and its affiliates. The royalty rates are reduced to a low single-digit for sales made by uniQure and its affiliates in countries where a licensed technology or a licensed product is not covered by a valid patent claim. Such royalties are payable until the expiration of the last licensed patent from UBC. With respect to uniQure’s sublicense to Chiesi, we are eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from Chiesi (for example upfront payments and milestone payments), a percentage in the low twenties of any royalties that uniQure receives from Chiesi based on sales of technology or products covered by the licensed patents, plus a mid single-digit percentage of certain further royalties that uniQure receives from Chiesi based on sales of our licensed technology or products after the expiration of all licensed patents covering the licensed technology or products during the period expiring ten years after the date of the first sale by or on behalf of Chiesi. If uniQure grants a sublicense to a third party other than to Chiesi, then we are eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from such sublicensee (for example upfront payments and milestone payments), plus a percentage in the low twenties of any royalties that uniQure receives from such sublicensee based on sales of technology or products covered by the licensed patents. Although commercial sales of Glybera commenced in the fourth quarter of 2015, we do not expect to receive significant revenue in the near-term from these sales.  Furthermore, royalties we are eligible to receive pursuant to our agreement with uniQure, including royalties related to sales made by Chiesi, are subject to customary royalty stacking deductions in the event that uniQure, or any of its sublicensees, have to license other technologies in order to commercialize Glybera.

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

Through December 31, 2015, we have paid to UBC upfront fees and milestone payments totaling CAD$271,000 and are obligated to pay a certain additional milestone payment of approximately CAD$200,000 for Glybera and further milestone payments of CAD$322,500 for each subsequent product, if any, developed pursuant to our sublicensing agreement with uniQure.

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

Agreement with Teva for TV-45070

In December 2012, we entered into a collaborative development and license agreement with Teva, through its subsidiary, Ivax, pursuant to which we granted Teva an exclusive worldwide license to develop and commercialize certain products, including TV-45070.Under the terms of the agreement, Teva paid us an upfront fee of $41.0 million. We are collaborating with Teva to further develop TV-45070, and Teva is funding all development costs with respect to the licensed products. In addition, we are eligible to receive potential milestone payments totaling up to $335.0 million, comprised of a $20.0 million clinical milestone payment, up to $285.0 million in regulatory milestone payments, and a $30.0 million sales-based milestone payment. If TV-45070 is approved, we are also eligible to receive royalties in the low teens to the low twenties on net sales of the licensed products for the timeframe ending upon the latest of (a) expiration of the last valid claim of a licensed patent covering the product, (b) the date on which such product loses market exclusivity and (c) the 10th anniversary of first commercial sale, in each case on a country-by-country basis.

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

Agreements with Genentech for GDC-0276, GDC-0310, and Selective Inhibitors of Nav1.7 and Pain Genetics

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

In May 2015, we amended the collaborative research and license agreement to leverage the work performed in our ongoing Nav1.7 pain collaboration with Genentech for use in our research and development program directed towards modulators of Nav1.6 for use in the field of treating epilepsy, including DS. Pursuant to the amendment, we obtained a worldwide, non-exclusive, revocable license under intellectual property previously licensed by us to Genentech and intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make and use certain Nav1.6 modulators for use in the field, excluding commercialization. We obtained a right of first negotiation for a certain period of time to obtain a worldwide, exclusive license under the intellectual property licensed to us to commercialize certain Nav1.6 modulators to treat any disease in the field. We also granted Genentech a right of first negotiation to enter into a drug research and development collaboration with us for our Nav1.6 program. Genentech can terminate the license upon 90 days’ notice after the third anniversary of the amendment or at any time upon our uncured material breach.

Pursuant to the amendment, we granted Genentech a worldwide exclusive license under intellectual property developed under our Nav1.6 program. The license permits Genentech to develop and commercialize compounds identified or first made in our Nav1.6 program for all uses outside the field of epilepsy and to develop and commercialize compounds (other than certain compounds identified or first made in our Nav1.6 program) for all uses. If Genentech reaches certain development milestones for and/or sells certain compounds identified or first made in our Nav1.6 program that are covered by a patent licensed to Genentech under the amendment, products containing such compound would be included in the products subject to the royalty and milestone obligations payable to us under the original agreement. The collaborative research and license agreement was amended again in December 2015 to extend the term of the research program.

In March 2014, we entered into an additional agreement with Genentech for pain genetics, where we intend to use our Extreme Genetics discovery platform to focus on identifying genetic targets associated with rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. Pursuant to the terms of this agreement, any intellectual property arising out of the collaboration will be jointly owned by us and Genentech. We have also granted Genentech a time-limited, exclusive right of first negotiation on a target-by-target basis to form joint drug discovery collaborations. Under the terms of this agreement, Genentech paid us an upfront payment of $1.5 million, a $0.25 million milestone payment related to the identification of a novel pain target in September 2015, and we are eligible for an additional $1.75 million in milestone payments. The agreement terminates upon the expiration of Genentech’s time-limited, exclusive right of first negotiation which shall be exercisable for two years. Genentech may terminate the agreement with three months advance notice anytime on or after the 12 month anniversary of the effective date of the agreement, and each party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days. Furthermore, pursuant to the terms of a common share put agreement, an affiliate of Genentech, Roche Finance Ltd., invested approximately $4.5 million in a private placement concurrent with our initial public offering at the same price per share as the initial public offering.

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

Under the terms of the agreement, Merck had the option to obtain an exclusive license under certain intellectual property controlled by us to develop and commercialize compounds and products directed to targets in the research program, which has now expired. In June 2012, Merck exercised its option and paid us $2.0 million to obtain such a worldwide exclusive license to develop and commercialize compound inhibitors of a target that was identified using our Extreme Genetics discovery platform. Through December 31, 2015, we have received milestone payments and an option fee totaling $9.0 million, and we are eligible for further research, development and regulatory milestone payments of up to $64.0 million, comprised of $21.0 million in preclinical and clinical milestone payments and up to $43.0 million in regulatory milestone payments for products directed to the licensed target, as well as royalties from the mid to high single-digit range in countries where such products are covered by a valid composition or method of use claim of a Xenon or Merck patent or, if not covered by such claims, royalties in the mid single-digit range for ten years after first commercial sale of such products.

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

As of December 31, 2015, we owned, co-owned or licensed 56 issued or allowed U.S. patents and approximately 20 pending U.S. patent applications, including provisional and non-provisional filings. We also owned, co-owned or licensed an additional 639 pending and granted counterpart applications worldwide, including 161 country-specific validations of 11 European patents.

We have in-licensed from UBC patent applications and patents related to Glybera, and methods of making and using Glybera. These include European Patent No. 1,200,117, Japanese Patent No. 5,095,894, Canadian Patent No. 2,370,081 and the allowed U.S. Patent Application No. 14/324,151. European Patent No. 1,200,117, Japanese Patent No. 5,095,894 and Canadian Patent No. 2,370,081, are expected to expire in June 2020 (absent any extensions of term); U.S. Patent Application No. 14/324,151, when issued, is expected to expire in June 2020 (absent any extensions of term). In addition, U.S. Patent No. 6,814,962 has claims directed to the use of various recombinant viruses containing LPL coding sequences to treat various pathologies and is expected to expire in November 2020 (absent any extensions of term).

As of December 31, 2015, we owned eight issued U.S. patents and seven pending U.S. patent applications related to TV-45070, and methods of making and using this and certain related compounds. The issued patents are expected to expire between 2026 and 2030 (absent any extensions of term). In addition, we have 67 foreign issued patents (exclusive of European patent national validation) and have filed 145 corresponding applications in various foreign jurisdictions relating to TV-45070 and certain related compounds.

As of December 31, 2015, we, together with Genentech, co-owned two issued U.S. patents, two pending U.S. patent applications and 30 pending counterpart patent applications worldwide relating to GDC-0276 and methods of making and using this and certain related compounds. The issued patents, as well as patents issuing from these applications are expected to expire in 2033 (absent any extensions of term). We also co-owned with Genentech one pending U.S. patent application, one pending PCT international application, and three corresponding applications in various foreign jurisdictions relating to GDC-0310 and certain related compounds. Any patents issuing from these applications are expected to expire between 2034 and 2035 (absent any extensions of term).

As of December 31, 2015, we owned or co-owned four issued U.S. patents related to XEN801, and methods of making and using this and certain related compounds. These issued patents are expected to expire between 2024 and 2028 (absent any extensions of term). In addition, we have 27 foreign issued patents (exclusive of European patent national validation) and have filed nine corresponding applications in various foreign jurisdictions relating to XEN801 and certain related compounds.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of alternative products, the level of competition and the availability of coverage, and adequate reimbursement from government and other third party payers.

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

Our partnered products and proprietary product candidates that are currently approved or are in clinical development may compete with various therapies and drugs, both in the marketplace and currently under development.

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

TV-45070, GDC-0276, and GDC-0310 Competition

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics and pregabalin. We are also aware of clinical-stage development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Biogen Inc., Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, Merck, NeuroQuest Inc., and Vertex Pharmaceuticals Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors and P2X purinoceptor 3 inhibitors.

XEN801 Competition

If XEN801 were approved for the treatment of acne, we anticipate it would compete with other approved prescription acne products including topical retinoids, oral hormonal therapies, topical and oral antimicrobials, and oral isotretinoin. In addition to approved prescription therapies, there are a wide range of over-the-counter, or OTC, treatments targeted at treating acne. Additionally, there are a number of prescription products that are used “off-label” for the treatment of acne. We are also aware of several products in clinical development that could potentially compete with XEN801, including products in development from Allergan PLC, AOBiome LLC, Braintree Laboratories Inc., Cassiopea SpA, Dermira Inc., Foamix Pharmaceuticals Ltd., Galderma SA, Mimetica Pty Ltd, Novan Therapeutics, Phosphagenics Ltd, Valeant Pharmaceuticals, and XBiotech Inc.

Government Regulation

We are developing both small-molecule and large-molecule product candidates. Our small-molecule product candidates are regulated as drugs by the FDA. The gene therapy product, Glybera, would be regulated by the FDA as a biologic. Within the FDA, the Center for Drug Evaluation and Research, or CDER, regulates drugs and the Center for Biologics Evaluation and Research, or CBER, regulates biological products. Drugs and biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal, provincial, state, local and foreign statutes and regulations. Biological products are also subject to regulation under the Public Health Service Act, or PHS Act. Both the FD&C Act and the PHS Act, as applicable, and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, advertising and other promotional practices involving drugs and biological products. FDA approval must be obtained before clinical testing of drugs or biological products is initiated, and each clinical study protocol for such product candidates is reviewed by the FDA prior to initiation in the U.S. FDA approval also must be obtained before marketing of drugs and biological products in the U.S. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, provincial, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

•

submission to the FDA of an NDA for drug products or a biological license application, or BLA, for biological products for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies;

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

Clinical studies involve the administration of the drug or biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

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

Post-approval clinical studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe subjects in studies of gene therapy products for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These new laws may result in reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. For example, HIPAA and its implementing regulations established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

There are also an increasing number of state “sunshine” laws that require manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. In addition, beginning in 2013, a similar federal requirement began requiring manufacturers to track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The federal government discloses the reported information on a publicly available website. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Environmental Matters

Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, provincial and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or someone else’s, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

Employees

As of December 31, 2015, we had 83 employees, including 76 full-time employees. Of our employees, 55 were primarily engaged in research and development, and 25 of whom hold a Ph.D. or M.D. (or equivalent) degree. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Research and Development

We have committed, and expect to continue to commit, significant resources to developing new product candidates. We have assembled experienced research and development teams at our Burnaby, British Columbia location with scientific, clinical and regulatory personnel. Our research and development expenses for the years ended December 31, 2015, 2014, and 2013 were $15.2 million, $11.8 million, and $12.3 million, respectively.

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

Corporate Information

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

Where You Can Find Additional Information

We make available free of charge through our investor relations website, http://www.xenon-pharma.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, Xenon Pharmaceuticals Inc., 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, e-mail: investors@xenon-pharma.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov. Additional information related to Xenon is also available on SEDAR at www.sedar.com.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $15.8 million for the year ended December 31, 2015 and an accumulated deficit of $119.7 million as of December 31, 2015.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure Biopharma B.V., or uniQure, we have not generated any royalty revenue from product sales and our product candidates will require substantial additional investment before they will provide us with any product royalty revenue.

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

Other than royalties we are eligible to receive from sales of Glybera, we have not generated any royalty revenue from product sales and may never become profitable on a U.S. GAAP basis.

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. Commercial sales of Glybera commenced in November 2015, but we do not expect to receive significant revenue in the near-term from these sales. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if Glybera or any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. Although we were profitable for the years ended December 31, 2014 and 2013, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2015, we incurred approximately $15.2 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

As of December 31, 2015, approximately 70% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars and we expect this trend to continue.

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

Our product candidates, including TV-45070, GDC-0276, GDC-0310 and XEN801, and compounds in our preclinical and discovery pipeline, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline of our common share price could result. For example, in July 2015, we and our partner Teva Pharmaceutical Industries Ltd., or Teva, announced top line results from a Phase 2b study designed to evaluate the safety and efficacy of topically applied TV-45070 in patients with chronic pain due to osteoarthritis, or OA, of the knee. Results from this trial showed that TV-45070 did not demonstrate statistically significant difference from placebo in efficacy endpoints of reductions in pain due to OA and neither we nor Teva have plans for further development of TV-45070 in OA, although clinical development of TV-45070 in post-herpetic neuralgia, or PHN, continues.

Our near-term operating revenue is partially dependent upon the regulatory and marketing efforts of uniQure, or its sublicensee, for the development and commercialization of Glybera.

Under the terms of our license agreement with uniQure, we rely on uniQure, or its sublicensees, to market Glybera and to obtain and maintain regulatory approval of Glybera. In July 2013, uniQure announced that it had granted to Chiesi Farmaceutici, S.p.A., or Chiesi, an Italian pharmaceutical firm, an exclusive license to commercialize Glybera in the European Union, or the EU, and certain other countries outside of North America and Japan. Commercial sales of Glybera commenced in November 2015. Despite the efforts of uniQure and Chiesi, Glybera may not gain market acceptance among physicians, patients, healthcare payers and the medical community. The commercial success of Glybera will depend on a number of factors, including:

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price; the effectiveness and safety of alternative products; the level of generic competition; and the availability of coverage and adequate reimbursement from government and other third-party payers.

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

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics and pregabalin. We are also aware of clinical-stage development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Biogen Inc., Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, Merck & Co., Inc., or Merck, NeuroQuest Inc., and Vertex Pharmaceuticals Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors and P2X purinoceptor 3 inhibitors.

If XEN801 were approved for the treatment of acne, we anticipate it would compete with other approved prescription acne products including topical retinoids, oral hormonal therapies, topical and oral antimicrobials, and oral isotretinoin. In addition to approved prescription therapies, there are a wide range of over-the-counter, or OTC, treatments targeted at treating acne. Additionally, there are a number of prescription products that are used “off-label” for the treatment of acne. We are also aware of several products in clinical development that could potentially compete with XEN801, including products in development from Allergan PLC, AOBiome LLC, Braintree Laboratories Inc., Cassiopea SpA, Dermira Inc., Foamix Pharmaceuticals Ltd., Galderma SA, Mimetica Pty Ltd, Novan Therapeutics, Phosphagenics Ltd, Valeant Pharmaceuticals, and XBiotech Inc.

The novelty of gene therapy products and their lack of a commercial track record may hinder market acceptance of Glybera among physicians, patients, healthcare payers and the medical community.

Glybera is the first gene therapy product approved in the EU, and no gene therapy product has been approved in the U.S. Because Glybera is the first gene therapy to be marketed in the EU, gaining market acceptance and overcoming any safety or efficacy concerns may be more challenging than for a more traditional therapy. Glybera’s commercial success will depend, in part, on the success of efforts to educate the market regarding gene therapy products. In particular, the success of Glybera will depend upon physicians who treat patients with LPLD, prescribing Glybera. With respect to Glybera and any other gene therapy products we or a collaborator may develop, public perception may be influenced by claims that gene therapy is unsafe, and, if so, gene therapy may not gain the acceptance of the public or the medical community.

We have no marketed products and have not yet advanced a product candidate beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

We have no experience in Phase 3 and later stage clinical development, and related regulatory requirements or the commercialization of products. uniQure controls and has been responsible for the development and commercialization of Glybera, Teva is responsible for the on-going clinical development of TV-45070, and Genentech Inc., or Genentech, is responsible for the on-going clinical development of GDC-0276 and GDC-0310. Accordingly, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to selectively develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

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

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA and other non-U.S. regulators, provide accurate information to the FDA, EMA and other non-U.S. regulators, comply with data privacy and security and healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, laws regarding data privacy and security, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, as well as comparable laws in non-U.S. jurisdictions, may impose obligations with respect to safeguarding the privacy, use, security and transmission of individually identifiable health information such as genetic material or information we obtain through our direct-to-patient web-based recruitment approach for identifying patients with rare or extreme phenotypes.

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

Our business and operations could suffer in the event of system failures.

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cyber security breach nor experienced a material system failure, our internal computer systems and those of our contractors and consultants are vulnerable to damage from these events.

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we do not believe that we were a PFIC for the taxable years ended December 31, 2015 and 2014, although we could be a PFIC in one or more subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurance regarding our PFIC status for future taxable years.

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

We may become subject to income tax in jurisdictions in which we are organized or operate, including the United States, which would reduce our future earnings.

There is a risk that we may become subject to income tax in jurisdictions outside of Canada, including the United States, if under the laws of any such jurisdiction, we are considered to be carrying on a trade or business there or earn income that is considered to be sourced there and we do not qualify for an exemption. In jurisdictions where we do not believe we are subject to tax, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years to examination. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by us, the result of which could have a material adverse effect on our operating results and financial condition.

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

Where and when appropriate, we may elect to utilize contract sales forces or distribution partners to assist in the commercialization of our product candidates. If we enter into arrangements with third parties to perform sales, marketing and distribution services for a product, the resulting revenue or the profitability from this revenue to us is likely to be lower than if we had sold, marketed and distributed that product ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market, and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market, and distribute our current or any future products effectively.

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

We intend to focus our independent product development on treatments for rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population in specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the U.S. or elsewhere. For example, studies estimate the prevalence of LPLD to be approximately 1:1,000,000, and the prevalence of DS to be 7,500-15,000 patients in the U.S. These estimates may prove to be incorrect. If the prevalence of such diseases is smaller than we have projected, then, even if our products are approved, we may not be able to successfully commercialize them.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, PPACA, was enacted in 2010 and includes measures that have significantly changed, or will significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of PPACA of importance to the pharmaceutical industry are the following:

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

•

new requirements under the federal Open Payments program, created under Section 6002 of the PPACA and its implementing regulations that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the U.S. Department of Health and Human Services, or HHS, information related to “payments or other transfers of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and that applicable manufacturers and applicable group purchasing organizations report annually to the HHS ownership and investment interests held by physicians (as defined above) and their immediate family members, with data collection required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services, or CMS, required by the 90th day of each subsequent calendar year, and disclosure of such information made on a publicly available website starting September 2014;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective in 2012;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a licensure framework for follow-on biologic products;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

creation of the Independent Payment Advisory Board which, beginning in 2014, has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending, that began, in 2011.

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

We have no control over the resources, time and effort that our collaborators may devote to our programs and limited access to information regarding or resulting from such programs. We are dependent on uniQure, and its licensee Chiesi to successfully commercialize Glybera and on Teva, Genentech, and Merck to fund and conduct the research and any clinical development of product candidates under our collaboration with each of them, and for the successful regulatory approval, marketing and commercialization of one or more of such products or product candidates. Such success will be subject to significant uncertainty.

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
•

a dispute may arise between us and a collaborator concerning the research or development of a product candidate, commercialization of a product or payment of royalties or milestone payments, any of which could result in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources;

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
•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain, or transmit individually identifiable health information for or on their behalf, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program; and
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

Risks Related to Our Common Shares

Our share price may be volatile, and purchasers of our common shares could incur substantial losses.

Our share price has fluctuated in the past and is likely to be volatile in the future. As a result of this volatility, investors may experience losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

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

Certain holders of our common shares are party to our amended and restated investor rights agreement, as amended, and have rights, subject to some conditions, to require us to file registration statements covering the sale of their common shares or to include their common shares in registration statements that we may file for ourselves or other shareholders. We also register the offer and sale of all common shares that we may issue under our equity compensation plans.

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

Our common shares are currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. If an active market for our common shares is not maintained, it may be difficult for our shareholders to sell the common shares they have purchased without depressing the market price for the shares or at all. Further, an inactive market may also impair our ability to raise capital by selling additional common shares and may impair our ability to enter into strategic collaborations or acquire companies or products by using our common shares as consideration.

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

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our management did not perform an evaluation of our internal control over financial reporting as of December 31, 2014 or December 31, 2013 and our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Future sales and issuances of our common shares or rights to purchase common shares, including pursuant to our equity incentive plans, could cause you to incur dilution and could cause our share price to fall.

As of December 31, 2015, options to purchase 1,721,472 of our common shares with a weighted-average exercise price of $6.95 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our stock-based compensation plans may have an adverse effect on the market price of our common shares.

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

Our headquarters are located in Burnaby, British Columbia, where we occupy approximately 41,332 square feet of office and laboratory space. The term of the lease expires in March 2022. We currently pay an aggregate of approximately $73,766 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $63,892. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

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

Market Information

Our common shares have been traded on The NASDAQ Global Market since November 5, 2014 under the symbol “XENE.” Prior to such time, there was no public market for our common shares. The following table sets forth the high and low sales prices per common share as reported on The NASDAQ Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2016
First Quarter (through March 4, 2016)	$8.42	$6.31
Year Ended December 31, 2015
Fourth Quarter	$10.07	$7.25
Third Quarter	$11.75	$7.94
Second Quarter	$17.50	$11.43
First Quarter	$23.50	$14.03
Year Ended December 31, 2014
Fourth Quarter (commencing November 5, 2014)	$21.95	$9.21

On March 4, 2016, the last reported sale price of our common share was $7.22 per share.

Holders

As of March 4, 2016, there were approximately 186 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any applicable income tax treaty or convention to which Canada is a signatory) will be payable on the gross amount of dividends on our common shares paid or credited, or deemed to be paid or credited, to a holder of our common shares who, for purposes of the Income Tax Act (Canada), is not (and is not deemed to be) resident in Canada and who does not use or hold (and will not be deemed to use or hold) our common shares in, or in the course of, carrying on a business or part of a business in Canada, or a Non-Resident of Canada Holder.  The Canadian withholding taxes will be deducted directly by us or our paying agent from the amount of the dividend otherwise payable and remitted to the Receiver General of Canada.  The rate of withholding tax applicable to a dividend paid on our common shares to a Non‑Resident of Canada Holder who is a resident of the U.S. for purposes of the Canada‑U.S. Tax Convention, or the Convention, beneficially owns the dividend and qualifies for the full benefits of the Convention will generally be reduced to 15% or, if such a Non-Resident of Canada Holder is a corporation that owns (or, for purposes of the Convention, is considered to own) at least 10% of our voting shares, to 5%.  Not all persons who are residents of the U.S. for purposes of the Convention will qualify for the benefits of the Convention.  A Non-Resident of Canada Holder who is a resident of the U.S. is advised to consult his or her tax advisor in this regard.  The rate of withholding tax on dividends is also reduced under other bilateral income tax treaties to which Canada is a signatory.

Performance Graph

The following stock performance graph illustrates a comparison of the total cumulative shareholder return on our common shares from November 5, 2014, which is the date our common shares commenced trading on The NASDAQ Global Market, through December 31, 2015, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on November 5, 2014, and that any dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

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

The following selected financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected Statements of Operations Data for the years ended December 31, 2015, 2014 and 2013 and Balance Sheet Data as of December 31, 2015 and 2014 have been derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Statements of Operations Data for the years ended December 31, 2012 and 2011 and Balance Sheet Data as of December 31, 2013, 2012 and 2011 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. Our audited annual financial statements have been prepared in U.S. dollars and in accordance with U.S. Generally Accepted Accounting Principles.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands except per share amounts)
Statement of Operations Data:
Revenue:
Collaboration revenue	$15,573	$28,366	$27,352	$14,300	$6,915
Royalties	4	4	4	8	3
	15,577	28,370	27,356	14,308	6,918
Operating expenses:
Research and development	15,152	11,768	12,303	10,455	12,302
General and administrative	9,786	5,496	5,341	7,006	6,730
Total operating expenses	24,938	17,264	17,644	17,461	19,032
Income (loss) from operations	(9,361)	11,106	9,712	(3,153)	(12,114)
Other income (expense):
Interest income	542	568	338	144	153
Interest expense	—	—	(64)	(93)	(91)
Foreign exchange gain (loss)	(6,933)	1,344	2,035	(169)	60
Gain (loss) on write-off and disposal of assets	—	—	11	(1,030)	—
Net income (loss)	(15,752)	13,018	12,032	(4,301)	(11,992)
Net income attributable to participating securities	—	—	8,199	—	—
Net income (loss) attributable to common shareholders	$(15,752)	$13,018	$3,833	$(4,301)	$(11,992)
Net income (loss) per share—basic (1)	$(1.10)	$4.11	$2.87	$(3.24)	$(9.06)
Net income (loss) per share—diluted (1)	$(1.10)	$3.28	$1.91	$(3.24)	$(9.06)
Weighted-average common shares outstanding used in computing basic net income (loss) per share (1)	14,282	3,166	1,338	1,327	1,324
Weighted-average common shares outstanding used in computing diluted net income (loss) per share (1)	14,282	3,964	2,009	1,327	1,324
(1)

See Note 3(m) to our financial statements appearing elsewhere in this report for an explanation of the method used to calculate basic and diluted net income (loss) per common share and the weighted-average number of common shares used in computation of the per common share amounts.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$58,651	$84,041	$49,276	$60,162	$14,924
Working capital	58,084	70,656	31,666	41,507	20,536
Total assets	63,949	87,418	54,487	63,305	30,465
Notes payable	—	—	—	1,665	1,586
Redeemable convertible preferred shares	—	—	102,488	102,488	102,488
Total shareholders’ equity (deficit)	61,034	72,779	(78,372)	(89,865)	(86,316)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with Part II, Item 6 — “Selected Financial Data” and our financial statements and notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption Part I, Item 1A — “Risk Factors.” Throughout this discussion, unless the context specifies or implies otherwise, the terms “Xenon,” “we,” “us,” and “our” refer to Xenon Pharmaceuticals Inc.

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

Our Extreme Genetics discovery platform has yielded the first approved gene therapy product in the European Union, or the EU, and a broad proprietary development pipeline and multiple pharmaceutical partnerships, which include:

•

Glybera, developed by our licensee uniQure Biopharma B.V., or uniQure, the first, and currently the only, gene therapy product approved in the EU for the treatment of the orphan disorder lipoprotein lipase deficiency, or LPLD. The first patient treated with Glybera as a commercially-available gene therapy was announced by uniQure in November 2015 and enabled by its commercialization partner in the EU, Chiesi Farmaceutici S.p.A., or Chiesi, which has sole control over commercialization in the EU;

•

TV-45070 (formerly XEN402), a product candidate being developed in collaboration with Teva for the treatment of pain. Teva is currently conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial in patients with post-herpetic neuralgia, or PHN, with results expected in the second half of 2016. TV-45070 is a topically applied small-molecule inhibitor of the sodium channel Nav1.7 and other sodium channels, including those that are expressed in the pain-sensing peripheral nervous system;

•

GDC-0276 and GDC-0310, which are both oral, selective Nav1.7 small-molecule inhibitors being developed in collaboration with Genentech for the potential treatment of pain. Phase 1 clinical trials for GDC-0276 and GDC-0310 are ongoing, and pending a full assessment of the results, Genentech intends to initiate a Phase 2 clinical trial in 2016. Xenon and Genentech also have an active research collaboration focused on other orally selective small molecule inhibitors of Nav1.7;

•

XEN801, a stearoyl Co-A desaturase-1, or SCD1, inhibitor being developed for the treatment of acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. We have completed a Phase 1 clinical trial for XEN801 and initiated a Phase 2 clinical trial in February 2016 in patients with moderate to severe facial acne. We anticipate topline results in the fourth quarter of 2016; and

•

additional proprietary preclinical programs including a Nav1.6 sodium channel inhibitor for the treatment of rare childhood epilepsy disorders, such as Dravet Syndrome, or DS, an orphan disease of severe childhood epilepsy. We expect to identify a development candidate in 2016 and file an investigational new drug, or IND, application for our Nav1.6 inhibitor in the first half of 2017.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. For 2015, 2014, and 2013, we recognized revenues of approximately $15.6 million, $28.4 million, and $27.4 million, respectively, consisting primarily of funding from our collaborators. Though our revenue from our collaboration and license agreements resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had net losses of $15.8 million for the year ended December 31, 2015 and an accumulated deficit of $119.7 million as of December 31, 2015, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure, which we do not expect to be significant in the near-term, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. We expect that our revenue in the near term will be substantially dependent on our collaboration agreements.  Given the uncertain nature of clinical development of our current and future product candidates and the commercialization of current and future products, we cannot predict when or whether we will receive further milestone payments under our current or future collaboration agreements or whether we will be able to report either revenue or net income in future years.

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

Recent Developments

In February 2016, we announced that Dr. James R. Empfield joined Xenon as Senior Vice President, Drug Discovery. Dr. Empfield is responsible for leading drug discovery chemistry, manufacturing, and other preclinical activities that support the growth of our discovery and development pipeline.

We initiated a Phase 2 clinical trial of XEN801 in February 2016 in patients with moderate to severe acne. The Phase 2 clinical trial is a randomized, double-blind, multi-center, vehicle-controlled, parallel-group study to determine the safety, tolerability, efficacy and systemic exposure of XEN801 in approximately 150 patients with moderate to severe facial acne. Patients will apply XEN801 (or vehicle placebo) topically to their face for 12-weeks with a 4-week follow up. The primary efficacy endpoint is the percent change in total (inflammatory and non-inflammatory) lesion count from baseline to week 12. Secondary endpoints include the percent change in inflammatory and/or non-inflammatory lesions at different time points throughout the 12 week study as well as a number of Investigator's Global Assessment measures. We anticipate topline results in the fourth quarter of 2016.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. In addition, we have received nominal royalties from a diagnostic license. Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure, which we do not expect to be significant in the near-term, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. We have entered into several collaboration agreements, the most significant of which, with respect to revenue, are described at “Business – Strategic Alliances” and “Note 9” of the financial statements included elsewhere in this Annual Report on Form 10-K.

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for each of the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
uniQure:
Milestone payment	$—	$14	$531
Teva:
Recognition of upfront payment	10,897	12,255	13,143
Research funding	112	333	630
Genentech:
Recognition of upfront payment	725	3,603	3,300
Research funding	3,589	4,248	4,514
Milestone payment	250	7,913	5,062
Genome BC:
Research funding	—	—	172
Total collaboration revenue	$15,573	$28,366	$27,352

Through December 31, 2015, we had recognized upfront fees and milestone payments totaling CAD$1.1 million, pursuant to our sublicense and research agreement with uniQure. We are eligible to receive certain additional milestone payments of less than CAD$1.0 million for Glybera and for each subsequent product, if any, developed pursuant to the agreement.

Pursuant to the terms of our collaborative development and license agreement with Teva, we received an upfront payment of $41.0 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $41.0 million upfront payment was recognized as revenue ratably over the expected period of research performance of pre-commercial activities, which was the three-year period from December 2012 through December 2015.

Pursuant to the terms of our December 2011 collaborative development and license agreement with Genentech, we received an upfront payment of $10.0 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $10.0 million upfront payment was recognized as revenue ratably over the expected period of research performance, which was the three-year period from December 2011 through December 2014. In September 2013, we recognized a $5.1 million milestone payment for the selection of a compound for good laboratory practices, or GLP, toxicology studies. We recognized the milestone payment upon achievement in August 2013. In August 2014, we recognized a $7.9 million milestone payment for the approval of the GDC-0276 Clinical Trial Application by Health Canada. We recognized the milestone payment upon achievement in August 2014.

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

As our other internal and partnered products are in various stages of clinical and preclinical development, we do not expect to generate any revenue from product sales other than from our share of revenue related to our agreement with uniQure, which we do not expect to be significant in the near-term, for at least the next several years. We expect that revenue for the next several years will be derived from our agreement with uniQure and our eligibility to receive a share of the compensation received by uniQure relating to the technology or products licensed by us, and full-time equivalents, or FTEs, and milestone payments under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

The following table is a summary of our deferred revenue for our collaboration and licensing agreements as of December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Teva	$—	$10,897	$24,691
Genentech	157	882	3,115
Total deferred revenue	$157	$11,779	$27,806

We expect such deferred revenue remaining as of December 31, 2015 to be recognized as revenue in the fiscal year ending December 31, 2016 based on our accounting policy for revenue recognition for each collaboration agreement.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$15,152	$11,768	$12,303
General and administrative	9,786	5,496	5,341
Total operating expenses	$24,938	$17,264	$17,644

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research on our product candidates in collaboration with Teva and Genentech, as well as further research and development of our other proprietary product candidates.

Research and development expenses consist of costs incurred in performing research and development activities, including salary, related benefits and stock-based compensation for employees engaged in scientific research and development, third-party contract costs relating to research, formulation, manufacturing, preclinical studies and clinical trial activities, third-party license and collaboration fees, laboratory consumables and allocated facility-related costs.

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

We expense all research and development costs as incurred. We expect that our research and development expenses will increase in the future as we advance our proprietary product candidates through clinical development, advance our internal drug discovery programs into preclinical development and continue our early-stage research. The increase in expense will likely include added personnel and third-party contracts related to research, formulation, manufacturing, preclinical studies and clinical trial activities as well as third-party license and collaboration fees and laboratory consumables.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary, related benefits and stock-based compensation of our executive, finance, business development and administrative functions, travel expenses, allocated facility-related costs not otherwise included in research and development expenses, director compensation and professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection. Following our initial public offering in November 2014, or IPO, we have been incurring additional general and administrative expenses as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director compensation, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance.

General and administrative expenses for the year ended December 31, 2015 also include fair value adjustments upon the reclassification of stock option awards granted to directors and certain consultants to liability classification in the first quarter of 2015 and a subsequent reclassification of those stock options back to equity in September 2015, due to a change in the denomination of pay of directors and certain consultants in the third quarter. We do not expect that general and administrative expenses will be impacted by similar adjustments in future periods.

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

Foreign Exchange Gain (Loss). On January 1, 2015, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of the changes in the primary economic environment in which we operate. For the year ended December 31, 2015, net foreign exchange gains and losses consisted of gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that were denominated in currencies other than the U.S. dollar (principally the Canadian dollar) whereas for the year ended December 31, 2014,  net foreign exchange gains and losses consisted of gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that were denominated in currencies other than the Canadian dollar (principally the U.S. dollar). We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations. See “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk” below for additional information.

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

The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are revenue recognition, research and development costs and stock-based compensation. See “Note 3” of the financial statements for additional information.

Revenue recognition:

Revenue recognition is a critical accounting estimate due to the magnitude and nature of the revenues we receive.

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

Non-refundable upfront payments are recorded as deferred revenue on the balance sheet and are recognized as collaboration revenue over the estimated period of research performance that is consistent with the terms of the research and development obligations contained in the collaboration agreement. We need to make estimates as to what period the services will be delivered as these payments are deferred and amortized into collaboration revenue over the estimated period of our ongoing involvement.  The actual period of our ongoing involvement may differ from the estimated period determined at the time the payment is initially received and recorded as deferred revenue.  This may result in a different amount of revenue that should have been recorded in the period and a longer or shorter period of revenue amortization. When an estimated period changes, we amortize the remaining deferred revenue over the estimated remaining time to completion.

We recognize funding related to full-time equivalent staffing funded through collaboration agreements as revenue on a gross basis as we perform or deliver such related services in accordance with the agreement terms, provided that we will receive payment for such services upon standard payment terms.

We recognize revenue contingent upon our achievement of a milestone in its entirety, in the period the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. Payments received upon the occurrence of milestones that are non-substantive are deferred and recognized as revenue over the estimated period of performance applicable to the associated collaborative agreement.

Research and development costs:

Research and development costs is a critical accounting estimate due to the magnitude of and the many assumptions that are required to calculate third-party accrued and prepaid research and development expenses.

We incur development activity costs, such as preclinical costs, manufacturing costs and clinical trial costs paid to contract research organizations, investigators and other vendors who conduct certain product development activities on our behalf. The amount of expenses recognized in a period related to service agreements is based on estimates of the work performed using an accrual basis of accounting. These estimates are based on patient enrollment, services provided and goods delivered, contractual terms and experience with similar contracts. We monitor these factors and adjust our estimates accordingly.

Stock-based compensation:

Stock-based compensation is a critical accounting estimate due to the magnitude of and the many assumptions that are required to calculate stock-based compensation expense.

We grant stock options to employees, directors and consultants pursuant to our stock option plan. Compensation expense is recorded for stock options issued to employees and non-employees using the fair value method. We calculate the fair value of stock options using the Black-Scholes option-pricing model which requires that certain assumptions, including the expected life of the option, expected volatility of the stock and expected forfeitures, be estimated at the time that the options are granted.

Prior to our IPO, our shares did not have a readily available market; therefore, we lack company-specific historical and implied volatility information. Consequently, we estimated the expected volatility of our stock options based on a historical volatility analysis of peers that are similar with respect to industry, stage of life cycle, size, and financial leverage. The expected term of our stock options has been determined utilizing the “simplified” method. Under this method, the expected term represents the average of the vesting period and the contractual term. We also make an estimate for stock option forfeitures at the time of grant and revise this estimate in subsequent periods if actual forfeitures differ. We amortize the fair value of stock options using the straight-line method over the vesting period of the options.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)
Collaboration revenue	$15,573	$28,366	$(12,793)
Royalties	4	4	—
Research and development expenses	15,152	11,768	3,384
General and administrative expenses	9,786	5,496	4,290
Other:
Interest income	542	568	(26)
Foreign exchange gain (loss)	(6,933)	1,344	(8,277)
Net income (loss)	$(15,752)	$13,018	$(28,770)

Revenue

We recognized revenue of $15.6 million for the year ended December 31, 2015 compared to $28.4 million for the year ended December 31, 2014, a decrease of $12.8 million. In 2014, we recognized a $7.9 million milestone payment from Genentech for the approval of the GDC-0276 Clinical Trial Application by Health Canada as well as revenue related to the upfront payment from the December 2011 collaborative development and license agreement with Genentech which was fully recognized by December 2014. The remaining decrease was due to less FTE funding from Genentech and Teva and the change in the foreign exchange rate between the U.S. and Canadian dollar.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2015 and 2014 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)
Teva collaboration (TV-45070) expenses	$136	$1,115	$(979)
Genentech collaboration (GDC-0276 and GDC-0310) expenses	2,626	4,788	(2,162)
XEN801 expenses	4,446	1,742	2,704
Preclinical and discovery program expenses	7,944	4,123	3,821
Total research and development expenses	$15,152	$11,768	$3,384

Research and development expenses were $15.2 million for the year ended December 31, 2015 as compared to $11.8 million for the year ended December 31, 2014. The increase of $3.4 million was primarily attributable to increased spending on our preclinical and discovery programs, mostly related to our Nav1.6 sodium channel inhibitor program, as well as additional expenses for our XEN801 program in preparation for clinical development which began in September 2015. These increases were partially offset by decreases in Teva and Genentech collaboration expenses and the change in the foreign exchange rate between the U.S. and Canadian dollar.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2015 and 2014 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)
General and administrative expenses	$9,786	$5,496	$4,290

General and administrative expenses were $9.8 million for the year ended December 31, 2015 compared to $5.5 million for the year ended December 31, 2014, an increase of $4.3 million. During 2015, we recognized a $1.7 million expense due to a fair value adjustment upon the reclassification of stock option awards granted to directors and certain consultants to liability classification in the first quarter of 2015 and the subsequent change in fair value until the options were reclassified back to equity in the third quarter of 2015. The remaining change is due to additional expenses incurred as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director fees, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance as well as one-time severance costs resulting from an internal reorganization that occurred in the second quarter of 2015 and acceleration of stock based compensation expense for certain consultants, partially offset by the change in the foreign exchange rate between the U.S. and Canadian dollar.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2015 and 2014 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)
Other income (expense):	$(6,391)	$1,912	$(8,303)

Other expense was $6.4 million for the year ended December 31, 2015 as compared to other income of $1.9 million for the year ended December 31, 2014. The change of $8.3 million was primarily driven by unrealized foreign exchange losses arising largely from the translation of cash and cash equivalents denominated in Canadian dollars to U.S. dollars and a 16% decrease in the value of the Canadian dollar during the year.

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

Revenue

We recognized revenue of $28.4 million for the year ended December 31, 2014 compared to $27.4 million for the year ended December 31, 2013, an increase of $1.0 million. The increase was primarily attributable to a $7.9 million milestone payment from Genentech recognized in August 2014 for the approval of the GDC-0276 Clinical Trial Application by Health Canada and recognition of revenues related to the upfront payment from the March 2014 pain genetics collaboration with Genentech. These increases were partially offset by a $5.1 million milestone payment recognized in August 2013 from Genentech and the change in the foreign exchange rate between the U.S. and Canadian dollar.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and our IPO, as well as through the receipt of government funding. As of December 31, 2015, we had cash and cash equivalents and marketable securities of $58.7 million. We received $38.5 million of proceeds, net of underwriting discounts and commissions but before offering expenses, from our IPO and $4.1 million of proceeds, net of underwriters’ fees but before offering expenses, from the concurrent private placement to an affiliate of Genentech. Our IPO and concurrent private placement each closed in November 2014.

We have incurred significant operating losses since inception. We had a $15.8 million net loss for the year ended December 31, 2015 and an accumulated deficit of $119.7 million from inception through December 31, 2015. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland, or MUN; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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
•

the cost of future commercialization activities, if any, including activities required pursuant to our option to co-promote TV-45070, if exercised by us, and the cost of commercializing any future products we develop independently that are approved for sale;

•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, Glybera or our collaborators’ product candidates, and our future products, if any.

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

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$(18,103)	$266	$(3,322)
Net cash provided by (used in) investing activities	10,194	(3,244)	(11,472)
Net cash provided by (used in) financing activities	278	41,124	(4,391)

Operating Activities

Net cash used by operating activities totaled $18.1 million in 2015, compared to $0.3 million of cash provided by operating activities for 2014. The change was primarily related to the increase in operating expenses in 2015, $3.2 million in payments to Medpace, Inc., or Medpace, mostly for future clinical development services, a $7.9 million milestone payment recognized from Genentech in August 2014, a $1.5 million upfront payment received from Genentech for the pain genetics collaboration entered into in March 2014 and $0.9 million less FTE funding from Genentech and Teva as compared to the same period in 2014.

Net cash provided by operating activities totaled $0.3 million in 2014, compared to $3.3 million of cash used by operating activities for 2013. The change was primarily related to an increase in milestone revenue from Genentech in 2014 as compared to the prior year and the timing of cash payments on trade payables.

Net cash used by operating activities totaled $3.3 million in 2013. Our net income of $12.0 million was offset by a significant decrease in deferred revenue and other changes in working capital.

Investing Activities

Net cash provided by investing activities totaled $10.2 million in 2015, compared to $3.2 million of cash used in investing activities for 2014. The change was driven primarily by the redemption of marketable securities in 2015 and a decrease in the purchase of property, plant and equipment.

Net cash used in investing activities totaled $3.2 million in 2014, compared to $11.5 million of cash used in investing activities for 2013. The change was driven primarily by a decrease in net investment of marketable securities, partially offset by an increase in the purchase of property, plant and equipment.

Net cash used in investing activities totaled $11.5 million and consisted primarily of purchases of marketable securities, partially offset by proceeds from marketable securities.

Financing Activities

Net cash provided by financing activities totaled $0.3 million in 2015, compared to $41.1 million for 2014. Net cash provided by financing activities in 2015 consisted exclusively of proceeds from the issuance of common shares from the exercise of stock options whereas net cash provided by financing activities in 2014 was driven primarily by proceeds from the issuance of common shares related to our IPO and concurrent private placement in November 2014.

Net cash provided by financing activities totaled $41.1 million in 2014, compared to $4.4 million of cash used in financing activities for 2013. Net cash provided by financing activities in 2014 was driven primarily by proceeds from the issuance of common shares related to our IPO and concurrent private placement in November 2014 whereas the net cash used in financing activities in 2013 was driven primarily by deferred financing costs related to the IPO and repayment of a note we issued to a former collaborator.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2015 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Operating leases (1)	$6,594	$972	$2,162	$2,187	$1,273

(1)	Represents future minimum lease payments under an operating lease in effect as of December 31, 2015 for our current facility in Burnaby, British Columbia, Canada.

The contractual obligations table above excludes a priority access agreement entered into in August 2015 with Medpace for the provision of certain clinical development services. Under the terms of the agreement, we committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, we committed to $7.0 million of services over the term of the agreement, $1.7 million of which was prepaid upon signing of the agreement and an additional $1.3 million was paid in December 2015. Any portion of the $3.0 million payment made during 2015 that is not used within the first three years of the agreement term will be forfeited to Medpace.  If we do not meet the commitment to retain Medpace for $7.0 million of services during the term of the agreement, we agreed to give Medpace the exclusive right to perform all of our subsequent outsourced clinical development work until such $7.0 million commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates.  If we decide not to retain Medpace for the provision of clinical development services, we may satisfy our obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion of the $7.0 million minimum commitment.  See “Note 10(b)” and “Note 12” of the financial statements for additional information.

Also excluded from the table above are potential future payments we may be required to make if we elect to opt into the co-development arrangement under our collaboration with Merck or the co-promotion for TV-45070 under our collaboration with Teva. Our potential payment obligations in the single-digit percentage range to UBC related to amounts we receive from sales of Glybera are also excluded from the table. Additionally, the table does not include our potential royalty and milestone payment obligations to MUN pursuant to the Restated Collaborative Research & License Agreement by and between us and MUN dated December 2006. Pursuant to this agreement, we are obligated to pay MUN certain milestone payments and a single-digit percentage royalty of net sales for products that we sell directly and a single-digit percentage of royalties we receive from sales on products under our pain program.

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

Outstanding Share Data

As of March 4, 2016, we had 14,401,582 common shares issued and outstanding and outstanding stock options to purchase an additional 1,753,022 common shares.

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and the majority of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At December 31, 2015, we held cash and cash equivalents and marketable securities of $40.8 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $4.1 million being recorded in the Statement of Operations and Comprehensive Income (Loss) on the translation of these Canadian dollar cash and cash equivalent and marketable securities balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $58.7 million as of December 31, 2015. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of December 31, 2015.

Item 8.	Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Financial Statements

Year ended December 31, 2015

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Xenon Pharmaceuticals Inc.

We have audited the accompanying balance sheets of Xenon Pharmaceuticals Inc. as of December 31, 2015 and December 31, 2014 and the related statement of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of Xenon Pharmaceuticals Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xenon Pharmaceuticals Inc. as of December 31, 2015 and December 31, 2014, and its results of operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with US generally accepted accounting principles.

/s/ KPMG LLP

Chartered Professional Accountants

March 8, 2016

Vancouver, Canada

XENON PHARMACEUTICALS INC.

Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$58,651	$72,026
Marketable securities	—	12,015
Accounts receivable	315	215
Prepaid expenses and other current assets	1,900	686
	60,866	84,942
Prepaid expenses, long term	1,094	—
Property, plant and equipment, net (note 5)	1,989	2,476
Total assets	$63,949	$87,418

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 6)	2,625	2,664
Deferred revenue	157	11,622
	2,782	14,286
Deferred revenue, less current portion	—	157
Deferred tenant inducements	133	196
	$2,915	$14,639

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 14,385,336 (December 31, 2014 - 14,181,333) (note 7b)	148,634	147,157
Additional paid-in capital	33,083	30,346
Accumulated deficit	(119,693)	(103,734)
Accumulated other comprehensive loss	(990)	(990)
	$61,034	$72,779
Total liabilities and shareholders’ equity	$63,949	$87,418

Collaboration agreements (note 9)
Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Collaboration revenue (note 9)	$15,573	$28,366	$27,352
Royalties	4	4	4
	15,577	28,370	27,356
Operating expenses:
Research and development	15,152	11,768	12,303
General and administrative	9,786	5,496	5,341
	24,938	17,264	17,644
Income (loss) from operations	(9,361)	11,106	9,712
Other income (expense):
Interest income	542	568	338
Interest expense	—	—	(64)
Foreign exchange gain (loss)	(6,933)	1,344	2,035
Gain on write-off and disposal of assets	—	—	11
Net income (loss)	(15,752)	13,018	12,032
Net income attributable to participating securities	—	—	8,199
Net income (loss) attributable to common shareholders	$(15,752)	$13,018	$3,833
Net income (loss) per common share (note 3m):
Basic	$(1.10)	$4.11	$2.87
Diluted	$(1.10)	$3.28	$1.91
Weighted-average shares outstanding (note 3m):
Basic	14,281,837	3,165,572	1,337,662
Effects of dilutive securities
Stock options	—	798,225	659,167
Subscription rights	—	—	12,277
Diluted	14,281,837	3,963,797	2,009,106

Other comprehensive income (loss):
Foreign currency translation adjustment	—	(3,501)	(1,236)
Comprehensive income (loss)	(15,752)	9,517	10,796

The accompanying notes are an integral part of these financial statements.

XENON pharmaceuticals INC.

Statement of Shareholders’ Equity (Deficit)

(Expressed in thousands of U.S. dollars except share amounts)

	Series A convertible preferred shares		Series B convertible preferred shares		Series E convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)		Total shareholder's equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	1,151,468	$2,939	994,885	$8,683	4,322,126	$90,866	1,330,696	$6,008	29,164	$(128,784)	$3,747		$(89,865)
Net income for the year										12,032			12,032
Cumulative translation adjustment											(1,236)		(1,236)
Stock option compensation expense									575				575
Issuance of subscription rights									73				73
Issuance of common shares on conversion of subscription rights							5,602	45	(45)				—
Issued pursuant to exercise of stock options							8,329	94	(45)				49
Balance as of December 31, 2013	1,151,468	$2,939	994,885	$8,683	4,322,126	$90,866	1,344,627	$6,147	$29,722	$(116,752)	$2,511		$(78,372)
Net income for the year										13,018			13,018
Conversion of Series A, B and E convertible preferred shares	(1,151,468)	(2,939)	(994,885)	(8,683)	(4,322,126)	(90,866)	7,725,924	102,488					102,488
Issuance of common shares, net of issuance costs							5,095,000	38,373					38,373
Cumulative translation adjustment											(3,501)		(3,501)
Stock option compensation expense									760				760
Issuance of common shares on conversion of subscription rights							13,365	124	(124)				-
Issued pursuant to exercise of stock options							2,417	25	(12)				13
Balance as of December 31, 2014	—	$—	—	$—	—	$—	14,181,333	$147,157	$30,346	$(103,734)	$(990)		$72,779
Net loss for the year										(15,752)			(15,752)
Stock option compensation expense									2,077				2,077
Issued pursuant to exercise of stock options							204,003	1,477	(992)	(207)			278
Fair value adjustment upon reclassification of stock options (note 3l)									1,652				1,652
Balance as of December 31, 2015	—	$—	—	$—	—	$—	14,385,336	148,634	33,083	(119,693)	(990)	(1)	$61,034

(1)

At December 31, 2015, our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar as described in note 3n.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(15,752)	$13,018	$12,032
Items not involving cash:
Depreciation and amortization	1,038	738	705
Gain on write-off of assets	—	—	(11)
Stock-based compensation	3,729	760	575
Non-cash compensation on issuance of subscription rights	—	—	73
Deferred tenant inducements	(63)	(66)	(115)
Unrealized foreign exchange loss	6,902	72	94
Changes in operating assets and liabilities:
Accounts receivable	(107)	209	(76)
Prepaid expenses, and other current assets	(1,214)	(573)	(14)
Prepaid expenses, long term	(1,094)	—	—
Accounts payable and accrued expenses	80	518	(228)
Deferred revenue	(11,622)	(14,410)	(16,357)
Net cash provided by (used in) operating activities	(18,103)	266	(3,322)

Investing activities:
Purchases of property, plant and equipment	(551)	(1,529)	(156)
Sale of property, plant and equipment	—	—	10
Purchase of marketable securities	—	(15,254)	(17,876)
Proceeds from marketable securities	10,745	13,539	6,550
Net cash provided by (used in) investing activities	10,194	(3,244)	(11,472)

Financing activities:
Note payable	—	—	(1,701)
Deferred financing fees	—	(1,533)	(2,739)
Proceeds from issuance of common shares	278	42,657	49
Net cash provided by (used in) financing activities	278	41,124	(4,391)
Effect of exchange rate changes on cash and cash equivalents	(5,744)	(4,070)	(3,027)
Increase (decrease) in cash and cash equivalents	(13,375)	34,076	(22,212)
Cash and cash equivalents, beginning of year	72,026	37,950	60,162
Cash and cash equivalents, end of year	$58,651	$72,026	$37,950

Supplemental disclosures:
Interest paid	$—	$—	$201
Interest received	659	574	279
Supplemental disclosures of non-cash transactions:
Issuance of common shares on conversion of subscription rights	—	124	45
Financing fees included in accounts payable and accrued liabilities	—	39	—
Fair value of options exercised on a cashless basis	744	—	—
Conversion of convertible preferred shares into common shares	—	102,488	—

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Notes to Financial Statements

(Expressed in thousands of U.S. dollars except share and per share amounts)

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

On October 1, 2014, the Company effected a 1 for 4.86 reverse share split of its common shares and Series A, B and E redeemable convertible preferred shares. At the time of the consolidation, there were no outstanding Series C and D preferred shares and therefore such series were not included in the consolidation. Accordingly, (i) every 4.86 common shares were combined into one common share, (ii) every 4.86 redeemable Series A, B and E convertible preferred shares were combined into one redeemable convertible preferred share, (iii) the number of common shares into which each outstanding subscription right was exchangeable into common shares were proportionately decreased on a 1 for 4.86 basis, (iv) the number of common shares into which each outstanding option to purchase common shares was exercisable were proportionately decreased on a 1 for 4.86 basis, and (v) the exercise price for each such outstanding option to purchase common shares was proportionately increased on a 1 for 4.86 basis. All of the share numbers, share prices, and exercise prices prior to October 1, 2014 have been adjusted, on a retroactive basis, to reflect this 1 for 4.86 reverse share split.

On November 10, 2014, the Company completed an initial public offering (“IPO”) of 4,600,000 of its common shares at a price to the public of $9.00 per share. On November 10, 2014, the Company also completed a private placement, in which the Company issued 495,000 of its common shares to an affiliate of Genentech, Inc. (“Genentech”) at a price of $9.00 per share. Immediately prior to the closing of the IPO, all outstanding convertible preferred shares were converted into 7,725,924 common shares and 10,201 outstanding subscription rights were converted into 10,201 common shares (note 7a). Following the IPO, there were no preferred shares or subscription rights outstanding.

2.	Basis of presentation:

These financial statements are presented in U.S. dollars.

The accompanying audited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

These audited financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company as at December 31, 2015 and the result of operations and cash flows for all periods presented.

3.	Significant accounting policies:
(a)	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas of estimates include, but are not limited to, the timing of revenue recognition, the determination of stock-based compensation and the amounts recorded as accrued liabilities. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

(b)	Cash and cash equivalents:

Cash equivalents are highly liquid investments that are readily convertible into cash with terms to maturity of three months or less when acquired. Cash equivalents are recorded at cost plus accrued interest. The carrying value of these cash equivalents approximates their fair value.

(c)	Marketable securities:

Marketable securities are investments with original maturities exceeding three months, and have remaining maturities within twelve months. Marketable securities accrue interest based on a fixed interest rate for the term. The carrying value of marketable securities is recorded at cost plus accrued interest, which approximates their fair value.

(d)	Intellectual Property

The costs incurred in establishing and maintaining patents for intellectual property developed internally are expensed in the period incurred.

(e)	Property, plant and equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and/or accumulated impairment losses, if any. Repairs and maintenance costs are expensed during the financial period in which they are incurred.

Property, plant and equipment are amortized over their estimated useful lives using the straight-line method based on the following rates:

Asset	Rate
Research equipment	5 years
Office furniture and equipment	5 years
Computer equipment	3 years
Leasehold improvements	Over the lesser of lease term or estimated useful life

(f)	Impairment of long-lived assets:

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No impairment of long-lived assets was noted during the years ended December 31, 2015 and 2014.

(g)	Concentration of credit risk and of significant customers:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents were held at two major financial institutions in Canada. Such deposits may be in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Collaborators whose collaboration research and development revenue accounted for 10% or more of total revenues were as follows:

	Year ended December 31,
	2015	2014	2013
Genentech	$4,563	$15,764	$12,876
Teva	11,010	12,588	13,773

(h)	Financial instruments and fair value:

We measure certain financial instruments and other items at fair value.

To determine the fair value, we use the fair value hierarchy for inputs used to measure fair value of financial assets and liabilities. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 (highest priority), Level 2, and Level 3 (lowest priority).

•	Level 1 - Unadjusted quoted prices in active markets for identical instruments.
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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The Company’s Level 1 assets include cash and cash equivalents and marketable securities with quoted prices in active markets. The carrying amount of accounts receivables, accounts payable and accrued expenses approximates fair value due to the nature and short-term of those instruments.

(i)	Revenue recognition:

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

Non-refundable upfront payments are recorded as deferred revenue on the balance sheet and are recognized as collaboration revenue over the estimated period of research performance that is consistent with the terms of the research and development obligations contained in the collaboration agreement. The Company periodically reviews the estimated period of performance based on the progress made under each arrangement.

The Company recognizes funding related to full-time equivalent staffing funded through collaboration agreements as revenue on a gross basis as it performs or delivers such related services in accordance with the agreement terms, provided that it will receive payment for such services upon standard payment terms.

The Company recognizes revenue contingent upon its achievement of a milestone in its entirety, in the period the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. Payments received upon the occurrence of milestones that are non-substantive are deferred and recognized as revenue over the estimated period of performance applicable to the associated collaborative agreement.

(j)	Research and development costs:

Research and development costs are expensed in the period in which they are incurred.

Certain development activity costs, such as preclinical costs, manufacturing costs and clinical trial costs, are a component of research and development costs and include fees paid to contract research organizations, investigators and other vendors who conduct certain product development activities on behalf of the Company. The amount of expenses recognized in a period related to service agreements is based on estimates of the work performed using an accrual basis of accounting. These estimates are based on patient enrollment, services provided and goods delivered, contractual terms and experience with similar contracts. The Company monitors these factors and adjusts the estimates accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

(k)	Stock-based compensation:

The Company grants stock options to employees, directors, officers and consultants pursuant to a stock option plan described in note 7c.

Employee stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, net of estimated forfeitures, over the requisite service period with a corresponding increase in additional paid-in capital. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award.  Any consideration received on exercise of stock options is credited to share capital.

(l)	Liability classified stock options:

The Company granted stock options with exercise prices denominated in Canadian dollars under its Amended and Restated Stock Option Plan to members of its board of directors and certain consultants prior to the IPO. Following the change in functional currency on January 1, 2015, described in (n) below, the options denominated in Canadian dollars that were granted to members of the Company’s board of directors and certain consultants were subject to liability accounting with fair value calculated using the Black-Scholes option-pricing model.

In September 2015, the Company modified certain compensation arrangements to be denominated in Canadian dollars. Following this modification, the options denominated in Canadian dollars that were granted to members of the Company’s board of directors and certain consultants met the criteria for equity classification with fair value at the modification date calculated using the Black-Scholes option-pricing model and reclassified to additional paid-in capital. The modified awards were accounted for as equity awards from the date of modification.

(m)	Net income (loss) per common share:

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed using the treasury stock method, adjusting net income (loss) attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities.

Prior to the Company’s IPO, net income (loss) per share was calculated under the two-class method as the Company had outstanding shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. All of the outstanding redeemable convertible preferred shares converted to common shares upon the consummation of the Company’s IPO in November 2014 (note 7a).

As the Company reported a net loss attributable to common shareholders for the year ended December 31, 2015, all stock options were anti-dilutive and were excluded from the diluted weighted average shares outstanding for that period. For the year ended December 31, 2014, stock options of 154,057  (December 31, 2013 - 42,592) were excluded from the calculation of net income per common share because their inclusion would be anti-dilutive.

(n)	Foreign currency translation:

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company changed to U.S. dollars from Canadian dollars on January 1, 2015 based on management’s analysis of the changes in the primary economic environment in which the Company operates. The Company’s reporting currency did not change. The change in functional currency is accounted for prospectively from January 1, 2015 and prior year financial statements have not been restated for the change in functional currency.

For all relevant periods, foreign currency revenue and expense transactions were recorded using the exchange rates prevailing at the dates of the transactions.

For periods prior to January 1, 2015, the effects of exchange rate fluctuations on translating foreign currency monetary assets and liabilities into Canadian dollars were included in the statement of operations and comprehensive income (loss) as foreign exchange gain (loss).  Revenue and expense transactions were translated into the U.S. dollar reporting currency at the balance sheet date at average exchange rates during the period, and assets and liabilities were translated at end of period exchange rates, except for equity transactions, which were translated at historical exchange rates. Translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).

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

(o)	Income taxes:

Deferred income taxes are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective tax bases and net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured at enacted rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive income (loss) in the period that includes the enactment date. A valuation allowance is recorded when it is not more likely than not that all, or a portion of deferred income tax assets will be realized.

(p)	Deferred tenant inducements:

Deferred tenant inducements, which include leasehold improvements paid for by the landlord and free rent, are recorded as liabilities on the balance sheet and recognized as a reduction of rent expense on a straight-line basis over the term of the lease.

(q)	Segment and geographic information:

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

4.	Future changes in accounting policies:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The amendments stipulate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosure will also be required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an update deferring the effective date of the new revenue standard by one year. The new guidance will be effective for public entities for fiscal years beginning after December 15, 2017 instead of the originally contemplated effective date of December 15, 2016.  The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s financial position, results of operations and cash flows.

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

5.	Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2015	2014
Research equipment	$6,925	$6,815
Office furniture and equipment	1,040	980
Computer equipment	2,236	1,887
Leasehold improvements	6,370	6,338
Less: accumulated depreciation and amortization	(14,582)	(13,544)
Net book value	$1,989	$2,476

6.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2015	2014
Trade payables	$1,088	$553
Employee compensation, benefits, and related accruals	762	1,077
Consulting and contracted research	506	774
Professional fees	214	180
Other	55	80
Total	$2,625	$2,664

7.	Share capital:
(a)	Financing:

On November 10, 2014, the Company completed an IPO of 4,600,000 of its common shares at a purchase price of $9.00 per share. On November 10, 2014, the Company also completed a private placement, in which the Company issued 495,000 of its common shares to an affiliate of Genentech at a price of $9.00 per share. The Company received $38.5 million of proceeds, net of underwriting discounts and commissions but before offering expenses, from the IPO and $4.1 million of proceeds, net of underwriters’ fees but before offering expenses, from the concurrent private placement.

Immediately prior to the closing of the IPO, all outstanding Series A and B redeemable convertible preferred shares were converted into common shares on a 1:1 basis and Series E redeemable convertible preferred shares were converted into common shares on a 1:1.2 basis, subject to certain adjustments. These adjustments differed for some of the Company’s outstanding Series E preferred shares depending on the date of issue, resulting in different conversion ratios for different Series E preferred shares. All outstanding convertible preferred shares were converted into 7,725,924 common shares and 10,201 outstanding subscription rights were converted into 10,201 common shares. Following the IPO, there were no preferred shares or subscription rights outstanding.

(b)	Authorized share capital:

Prior to the IPO, the Company had authorized 1,205,761 Series A preferred shares, 1,028,806 Series B preferred shares, 4,620 Series C preferred shares, 9,376 Series D preferred shares and 4,370,920 Series E preferred shares. Holders of Series A, Series B and Series E preferred shares were entitled to receive non-cumulative cash dividends, in preference to any dividend payable on the common shares, at a rate of 8% per annum of the issue price of the preferred share when and as declared by the Board, but only if any dividends were declared on the common shares. In addition, holders of the Series A, Series B and Series E preferred shares would have been entitled to receive, when and as declared by the Board, dividends in an amount equal to any dividend per common share declared by the Board on the common shares multiplied by the number of common shares that would have been issued in exchange for the Series A, Series B and Series E preferred shares upon conversion. No dividends were declared prior to the conversion of the Series A, Series B and Series E preferred shares into common shares in connection with the closing of the IPO.

Immediately prior to the closing of the Company’s IPO, the Company’s articles were amended to remove all references to Series A, B, C, D and E preferred shares. As of December 31, 2014, no Series A, B, C, D or E convertible preferred shares were outstanding.

Post IPO, the Company’s authorized share capital consists of an unlimited number of common and preferred shares without par value.

(c)	Stock based compensation:

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of stock-based compensation awards to directors, officers, employees and consultants of the Company. The Company’s pre-existing stock option plan (the “Amended and Restated Stock Option Plan”) was limited to the granting of stock options as equity incentive awards whereas the 2014 Plan also allows for the issuance of restricted shares, restricted share units, share appreciation rights and performance shares. The 2014 Plan replaced the Amended and Restated Stock Option Plan. No further options will be granted under the Company’s Amended and Restated Stock Option Plan.

The Amended and Restated Stock Option Plan provided for the grant of options for the purchase of common shares to directors, officers, employees and consultants prior to the Company’s IPO. The options granted under the Amended and Restated Stock Option Plan vest on a graduated basis over a four-year period or less and each option’s maximum term is ten years. The Amended and Restated Stock Option Plan will continue to govern the options granted thereunder.

Under the 2014 Plan, options granted generally vest on a graduated basis over a four-year period or less. The exercise price of the options is determined by the Board but must at least be equal to the fair market value of the common shares on the date of grant.  Options may be exercised over a maximum term of ten years. As of December 31, 2015, a total of 4,742 stock options remain to be granted under the 2014 Plan. The number of common shares available for issuance under the 2014 Plan was increased by 375,000 in January 2016 as approved by the Board in accordance with the terms of the 2014 Plan.

Summary of stock option activity is as follows:

	Number of	Weighted Average Exercise Price		Aggregate
	Options	CAD $	U.S. $	Intrinsic Value
Outstanding, January 1, 2013	1,128,437	4.13	4.17
Granted	292,418	3.74	3.64
Exercised	(8,329)	6.07	5.88	37
Forfeited, cancelled or expired	(79,427)	4.90	4.76
Outstanding, December 31, 2013	1,333,099	3.98	3.88	8,300
Granted	205,170	10.84	9.35
Exercised	(2,417)	6.07	5.23	23
Forfeited, cancelled or expired	(51,634)	5.96	5.14
Outstanding, December 31, 2014	1,484,218	4.88	4.20	15,551
Granted	529,288	18.73	14.67
Exercised(1)	(270,254)	4.66	3.65	2,426
Forfeited, cancelled or expired	(21,780)	11.21	8.78
Outstanding, December 31, 2015	1,721,472	9.62	6.95	1,880
Exercisable, December 31, 2015	1,034,576	4.42	3.20	5,010

(1)

During the year ended December 31, 2015, 70,438 stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 133,565 common shares for the cashless exercise of 199,816 stock options.

The following table summarizes the stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number of Options Exercisable	Weighted Average Exercise Price
		(years)	CAD $	U.S. $		CAD $	U.S. $
$1.93 - $2.31	236,759	5.70	2.67	1.93	181,768	2.67	1.93
$2.32 - $4.86	728,895	3.51	3.74	2.70	728,416	3.74	2.70
$4.87 - $7.72	179,842	9.41	10.43	7.54	25,732	9.76	7.05
$7.73 - $7.91	150,173	7.17	10.78	7.79	81,949	10.78	7.79
$7.92 - $17.70	86,533	8.77	15.69	11.34	16,598	13.87	10.02
$17.71 - $18.23	338,200	8.60	24.58	17.76	—	24.58	17.76
$18.24 - $21.82	1,070	9.11	27.58	19.92	113	30.20	21.82
	1,721,472	6.01	9.62	6.95	1,034,576	4.42	3.20

At December 31, 2015, there were 1,034,576 options exercisable with a weighted average remaining contractual life as at December 31, 2015 of 4.32 years.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2015 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
		CAD $	USD $
Non-vested, January 1, 2015	367,654	5.64	4.86
Granted	529,288	12.55	9.83
Vested	(190,477)	6.72	5.27
Forfeited and cancelled	(19,569)	7.90	6.19
Non-vested, December 31, 2015	686,896	10.60	8.54

The aggregate fair value of options vested during the year ended December 31, 2015 was $999 (2014 - $722, 2013 - $374).

The fair value of stock options at the date of grant is estimated using the Black-Scholes option-pricing model which requires multiple subjective inputs. The risk-free interest rate of the options is based on the U.S. Treasury yield curve in effect at the date of grant for a term similar to the expected term of the option. Prior to the IPO, the Company’s stock did not have a readily available market; therefore, the Company lacks company-specific historical and implied volatility information. Consequently, the expected volatility of stock options was estimated based on a historical volatility analysis of peers that were similar to the Company with respect to industry, stage of life cycle, size, and financial leverage. The expected term of the Company’s stock options has been determined utilizing the “simplified” method. Under this method, the expected term represents the average of the vesting period and the contractual term. The dividend yield is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Forfeitures have been estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from these estimates.

The weighted-average option pricing assumptions are as follows:

	Years ended December 31
	2015	2014	2013
Average risk-free interest rate	1.75%	1.94%	1.03%
Expected volatility	75%	73%	70%
Average expected term (in years)	6.23	6.13	6.20
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value of options granted	$9.83	$6.10	$4.13

Stock-based compensation expense is classified in the statements of operations and comprehensive income (loss) as follows:

	Years ended December 31,
	2015	2014	2013
Research and development	$624	$194	$147
General and administrative	3,105	566	428
	$3,729	$760	$575

As of December 31, 2015, the unrecognized stock-based compensation cost related to the non-vested stock options was $4,650, which is expected to be recognized over a weighted-average period of 3.0 years.

8.	Foreign currency risk:

At December 31, 2015, the Company had U.S. dollar denominated cash and cash equivalents of $17,836 (December 31, 2014 - $46,531) and Canadian denominated cash and cash equivalents and marketable securities of CAD$56,491 (December 31, 2014 - CAD$43,516).

The Company faces foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. The Company also holds non-U.S. dollar denominated cash and cash equivalents, marketable securities, accounts receivable and accounts payable, which are denominated in Canadian dollars.

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to the Company. The Company’s current foreign currency risk is with the Canadian dollar, as a majority of non-U.S. dollar denominated expenses are denominated in Canadian dollars and the majority of cash and cash equivalents and marketable securities are held in Canadian dollars. To limit the Company’s exposure to volatility in currency markets, management estimates anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchases a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, the Company does not hedge its exposure and thus assumes the risk of future gains or losses on the amounts of Canadian dollars held.

9.	Collaboration agreements:

The Company has entered into a number of collaboration agreements with multiple deliverables under which it may have received non-refundable upfront payments. The Company generally recognizes revenue from non-refundable upfront payments ratably over the term of its estimated period of performance of research under its collaboration agreements in the event that such arrangements represent a single unit of accounting.

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

Effective August 2000, the Company entered into a sublicense and research agreement with uniQure (formerly Amsterdam Molecular Therapeutics), pursuant to which the Company granted to uniQure an exclusive, worldwide sublicense under certain intellectual property controlled by the Company to develop and commercialize technology and compounds related to a certain variant of lipoprotein lipase (“LPL”). Under its sublicense and research agreement with uniQure, the Company collaborated with uniQure and the University of British Columbia (“UBC”) on preclinical activities, and thereafter uniQure developed an LPL gene therapy product, Glybera, which contains the LPL variant. Glybera was approved in the European Union (“EU”) in October 2012 to treat lipoprotein lipase deficiency (“LPLD”) in patients with severe or multiple pancreatitis attacks, despite dietary fat restrictions. uniQure conducted the clinical trials and is responsible for the commercialization of Glybera. During the year ended December 31, 2013, the Company received milestone payments of CAD$547. No such milestone payments have been recognized in the years ended December 31, 2015 and 2014.

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

In July 2013, uniQure announced that it entered into a partnership with Chiesi Farmaceutici S.p.A. (“Chiesi”) for the commercialization of Glybera in the EU and more than a dozen other countries including Brazil, China, Mexico and Russia. With respect to uniQure’s sublicense to Chiesi, the Company is eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from Chiesi (including, for example, upfront payments and milestone payments), a percentage in the low twenties of any royalties that uniQure receives from Chiesi based on sales of technology or products covered by the licensed patents, plus a mid single-digit percentage of certain further royalties that uniQure receives from Chiesi based on sales of the Company’s licensed technology or products after the expiration of all licensed patents covering the product. If uniQure grants a sublicense to a third party other than to Chiesi, then the Company is eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from such sublicensee (for example, upfront payments and milestone payments) plus a percentage in the low twenties of any royalties that uniQure receives from such sublicensee based on sales of technology or products covered by the licensed patents. Royalties the Company is eligible to receive pursuant to its agreement with uniQure, including royalties related to sales made by Chiesi, are subject to customary royalty stacking deductions in the event that uniQure, or any of its sublicensees, have to license other technologies in order to commercialize Glybera.

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

Therefore, the Company has determined that the various deliverables under this agreement should be considered as one single unit of accounting. As such the Company determined that the $41,000 upfront payment should be recognized as revenue ratably over the expected period of performance, being the three-year period ended December 31, 2015.

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

(c)	Genentech collaborative research and license agreement:

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

Under the terms of the agreement, Genentech paid the Company an upfront fee of $10,000. Genentech is providing funding to the Company for certain of the Company’s FTEs performing the research collaboration plan. The Company identified several deliverables under the agreement with Genentech, including exclusive licenses to compounds and non-exclusive licenses to diagnostic products, a commitment to participate in a joint steering committee and research and development services to be performed by the Company on behalf of Genentech. The Company concluded that the licenses did not have stand-alone value to Genentech without the Company’s technical expertise and joint steering committee participation during the initial three year period. Therefore, the Company has determined that the various deliverables should be considered as a single unit of accounting. As such the Company determined that the $10,000 upfront payment should be recognized as revenue ratably over the expected period of performance, being the three-year period ended December 22, 2014.

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613,000, comprised of up to $45,500 in preclinical and clinical milestone payments, up to $387,500 in regulatory milestone payments, and up to $180,000 in sales-based milestone payments for multiple products and indications. In addition, the Company is eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large-molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis. The Company believes that the potential milestone payments for preclinical, clinical and regulatory milestones under this agreement are substantive and at risk at inception of this agreement, and, as such, expects that these future milestone payments will be recognized as revenue in the period that each milestone is achieved. In the year ended December 31, 2015, no milestone payments have been recognized (2014 - $8,000; 2013 - $5,000).

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

In March 2014, the Company entered into a new agreement with Genentech for pain genetics, using the Company’s Extreme Genetics discovery platform to focus on identifying genetic targets associated with rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. Pursuant to the terms of this agreement, any intellectual property arising out of the collaboration will be jointly owned by the Company and Genentech. The Company also granted Genentech a time-limited, exclusive right of first negotiation on a target-by-target basis to form joint drug discovery collaborations. Under the terms of this agreement, Genentech paid an upfront payment of $1,500. The Company is eligible to receive additional milestone payments totaling up to $1,750. At the option of the Company, a Genentech affiliate invested $4,455 in a private placement concurrent with the IPO (note 7a).

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

The Company believes that the potential milestone payments under this agreement are substantive and at risk at inception of this agreement, and, as such, expects that these future milestone payments will be recognized as revenue in the period that each milestone is achieved. In the year ended December 31, 2015, a $250 milestone payment has been recognized (2014 - nil).

(d)	Ionis Pharmaceuticals, Inc. (“Ionis”) collaboration and licensing agreement:

In November 2010, the Company entered into a collaboration and license agreement with Ionis (formerly Isis Pharmaceuticals, Inc.). The Company issued Ionis a convertible, interest bearing promissory note as payment of the $1,500 upfront fee required by the agreement, which was accounted for as a research and development expense. During 2013, the Company made this payment to Ionis, including accrued interest, pursuant to the terms of the convertible promissory note.

Under the terms of this agreement, the Company received an option to obtain from Ionis worldwide exclusive licenses to develop and commercialize antisense products targeting hepcidin and/or hemojuvelin, each of which is a validated target for anemia of chronic disease, which the Company exercised in 2013. The Company paid Ionis an option exercise fee of $2,000, which was accounted for as a research and development expense for the period. In late 2013, the Company discontinued development of product candidates under this program and in 2014, the Company terminated its agreement with Ionis.

(e)	Genome BC collaboration agreement:

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

The following table is a summary of the revenue recognized from the Company’s collaborations for each of the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
uniQure:
Milestone payment	$—	$14	$531
Teva:
Recognition of upfront payment	10,897	12,255	13,143
Research funding	112	333	630
Genentech:
Recognition of upfront payment	725	3,603	3,300
Research funding	3,589	4,248	4,514
Milestone payment	250	7,913	5,062
Genome BC:
Research funding	—	—	172
Total collaboration revenue	$15,573	$28,366	$27,352

10.	Commitments and contingencies:
(a)	Lease commitments:

The Company entered into an amended lease agreement for research laboratories and office space in Burnaby, British Columbia, Canada for a 120-month term from April 1, 2012 to March 31, 2022, which included an element of free rent and tenant inducement that will be amortized over the term of the lease.

Lease expense for the year ended December 31, 2015 was $917 (2014 - $915, 2013 - $962). Future minimum annual lease payments under existing operating lease commitments are as follows:

Year ending December 31:
2016	972
2017	1,071
2018	1,091
2019	1,093
2020	1,094
2021 and thereafter	1,273
Total	$6,594

(b)	Priority access agreement with Medpace:

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $3,000 of which was paid in the year ended December 31, 2015. Of the amounts paid by the Company in 2015 in connection with the priority access agreement, $896 has been recorded a expenses for services rendered during the year ended December 31, 2015, $1,010 has been recorded as current prepaid expenses and $1,094 as long-term prepaid expenses for the provision of future services as at December 31, 2015.

(c)	Guarantees and indemnifications:

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

11.	Income taxes:

Income tax (recovery) expense varies from the amounts that would be computed by applying the expected Canadian and provincial statutory income tax rate of 26% (2014 – 26%, 2013- 25.75%) to loss before income taxes as shown in the following table:

	2015	2014	2013
Computed taxes (recoveries) at Canadian federal and provincial tax rates	$(4,095)	$3,385	$3,098
Tax attributes expired/utilized	2,851	2,011	198
Change in valuation allowance	2,482	(2,364)	(2,029)
Investment tax credits earned	(1,220)	(1,283)	(529)
Non-deductible expenditures	977	(1,053)	(374)
Changes in tax rates	—	—	(1,019)
Financing fees in equity	—	(1,945)	—
Other	(995)	1,249	655
Income tax (recovery) expense	$—	$—	$—

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	2015	2014
Deferred income tax assets
Investment tax credits	$21,303	$20,108
Scientific research and experimental development pool	21,088	19,648
Non-capital losses	4,234	1,390
Depreciable assets	3,749	2,651
Deferred financing fees	959	1,318
Deferred revenues	41	3,063
Other	144	858
Less - valuation allowance	(51,518)	(49,036)
Net deferred income tax assets	$—	$—

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly. A full valuation allowance continues to be applied against deferred income tax assets as the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria.

At December 31, 2015, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $81,107 (2014 - $75,571) with no expiry.

At December 31, 2015, the Company has $18,875 (2014 - $17,942) of investment tax credits available to offset federal taxes payable and $7,385 (2014 - $6,891) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2015, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $16,285 (2014 - $5,347).

The investment tax credits and loss carry forwards expire over various years to 2035.

As of December 31, 2015, the total amount of the Company’s unrecognized tax benefits were $6,350 (2014 - $6,350). If recognized in future periods, the unrecognized tax benefits would affect our effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties have not been accrued at December 31, 2015 as none would be owing on the unrecognized tax benefits due to the availability of non-capital losses to shelter any potential taxable income arising thereon.

The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company currently files an income tax return in Canada, the jurisdiction in which it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2002 to 2014 remain subject to Canadian income tax examinations.

12.	Related parties:

Dr. August J. Troendle, an officer and director of Medpace, which provides clinical development services to the Company, is a beneficial owner of more than 5% of the Company’s common shares. The Company incurred $922 of clinical development service fees under its priority access agreement and a master services agreement with Medpace for the year ended December 31, 2015 (2014 – nil, 2013 – nil). Additionally, the Company has recorded $2,314 of prepaid expenses as of December 31, 2015 (December 31, 2014 - nil) for future clinical development services under such agreements with Medpace.

13.	Selected quarterly financial data (unaudited):

The following table presents certain unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands of U.S. dollars except per share amounts). This information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$4,010	$4,046	$4,294	$3,227
Income (loss) from operations	(6,137)	199	(820)	(2,603)
Net income (loss) attributable to common shareholders	(9,156)	1,168	(3,827)	(3,937)
Basic net income (loss) per common share	$(0.64)	$0.08	$(0.27)	$(0.27)
Diluted net loss per common share	$(0.64)	$(0.07)	$(0.27)	$(0.27)

	Three Months Ended
	March 31, 2014 (1)	June 30, 2014 (1)	September 30, 2014 (1)	December 31, 2014
Revenue	$5,001	$5,298	$13,193	$4,878
Income from operations	1,032	1,378	8,661	35
Net income attributable to common shareholders	—	—	3,595	1,224
Basic net income per common share	$—	$—	$2.67	$0.14
Diluted net income per common share	$—	$—	$1.69	$0.13

(1)	The financial data, including per share amounts, for all interim periods prior to and including the three month period ended September 30, 2014, do not reflect the IPO.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2015. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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

Dated: March 8, 2016	XENON PHARMACEUTICALS INC.
	By:	/s/ Simon Pimstone
Simon Pimstone
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Simon Pimstone and Ian Mortimer, and each of them severally, as his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Xenon Pharmaceuticals Inc.) to sign any and all amendments and supplements to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Simon Pimstone Simon Pimstone	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2016
/s/ Ian Mortimer Ian Mortimer	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 8, 2016
/s/ Michael Tarnow Michael Tarnow	Chair of the Board of Directors	March 8, 2016
/s/ Mohammad Azab Mohammad Azab	Director	March 8, 2016
/s/ Steven Gannon Steven Gannon	Director	March 8, 2016
/s/ Michael Hayden Michael Hayden	Director	March 8, 2016
/s/ Frank Holler Frank Holler	Director	March 8, 2016
/s/ Gary Patou Gary Patou	Director	March 8, 2016
/s/ Richard Scheller Richard Scheller	Director	March 8, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Amended and Restated Investor Rights Agreement, dated December 6, 2006, by and among the Company and the investors listed on Exhibit A and Exhibit B thereto, as amended.	S-1/A	333-198666	4.2	October 6, 2014

10.1†	Exclusive Collaborative Research and Option Agreement, dated June 10, 2009, by and between the Company and Merck Sharp & Dohme Research Ltd, as amended.	S-1/A	333-198666	10.1	October 6, 2014

10.2†	Sublicense and Research Agreement, dated June 18, 2001, by and between the Company and uniQure Biopharma B.V. (formerly Amsterdam Molecular Therapeutics B.V.), as amended by the Consent of the Company and the University of British Columbia to the uniQure-Chiesi Agreement, dated June 28, 2013.	S-1/A	333-198666	10.2	October 6, 2014

10.3†	Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	S-1/A	333-198666	10.3	October 6, 2014

10.4†	Collaborative Development and License Agreement, dated December 7, 2012, by and between the Company and Ivax International GmbH, as amended.	S-1/A	333-198666	10.4	October 6, 2014

10.5†	License Agreement, dated August 1, 2000, by and between the Company and the University of British Columbia, as amended.	S-1/A	333-198666	10.5	October 6, 2014

10.6	Consulting Agreement, dated January 1, 2004, by and between the Company and Genworks Inc., as amended.	S-1	333-198666	10.6	September 10, 2014

10.7#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.8#	2014 Equity Incentive Plan, and form of option agreement thereunder.	S-1	333-198666	10.8	September 10, 2014

10.9#	Offer Letter, dated October 3, 2014, by and between the Company and Simon Pimstone.	S-1/A	333-198666	10.9	October 6, 2014

10.10#	Offer Letter, dated October 3, 2014, by and between the Company and Paul Goldberg.	S-1/A	333-198666	10.10	October 6, 2014

10.11#	Offer Letter, dated October 3, 2014, by and between the Company and Ian Mortimer.	S-1/A	333-198666	10.11	October 6, 2014

10.12#	Offer Letter, dated October 3, 2014, by and between the Company and Karen Corraini.	S-1/A	333-198666	10.12	October 6, 2014

10.13#	Offer Letter, dated October 3, 2014, by and between the Company and Robin Sherrington.	S-1/A	333-198666	10.13	October 6, 2014

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.14	Lease, dated as of 2001, by and between the Company and Discovery Parks Incorporated, as amended through July 1, 2014.	S-1	333-198666	10.14	September 10, 2014

10.15#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.16	Common Share Put Agreement, dated as of March 19, 2014, by and between the Company and Roche Finance LTD.	S-1	333-198666	10.16	September 10, 2014

10.17†	Amendment #4, dated May 13, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	August 13, 2015

10.18	Lease Modification Agreement, effective July 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-Q	001-36687	10.1	November 10, 2015

10.19	Lease Modification Agreement, effective December 1, 2015, by and between the Company and Redstone Enterprises Ltd.

10.20†	Amendment #5, dated November 19, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.

21.1	List of Subsidiaries of the Company.	S-1	333-198666	21.1	September 10, 2014

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations and Comprehensive Income (Loss), (iii) Balance Sheets, and (iv) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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