Form 10-Q
period 2016-03-31
Xenon Pharmaceuticals Inc.
filed 2016-05-10
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of registrant’s common shares outstanding as of May 6, 2016 was 14,403,866

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$56,064	$58,651
Accounts receivable	386	315
Prepaid expenses and other current assets	1,818	1,900
	58,268	60,866
Prepaid expenses, long term	1,094	1,094
Property, plant and equipment, net	1,790	1,989
Total assets	$61,152	$63,949

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 6)	2,872	2,625
Deferred revenue	—	157
	2,872	2,782
Deferred tenant inducements	117	133
	$2,989	$2,915

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 14,401,582 (December 31, 2015 - 14,385,336)	148,728	148,634
Additional paid-in capital	33,381	33,083
Accumulated deficit	(122,956)	(119,693)
Accumulated other comprehensive loss	(990)	(990)
	$58,163	$61,034
Total liabilities and shareholders’ equity	$61,152	$63,949

Collaboration agreements (note 8)
Commitments and contingencies (note 9)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Collaboration revenue (note 8)	$569	$4,010
Royalties	32	—
	601	4,010
Operating expenses:
Research and development	4,364	3,427
General and administrative	1,895	6,720
	6,259	10,147
Loss from operations	(5,658)	(6,137)
Other income (expense):
Interest income	99	152
Foreign exchange gain (loss)	2,296	(3,171)
Net loss and comprehensive loss	(3,263)	(9,156)
Net loss per common share (note 4):
Basic and diluted	$(0.23)	$(0.64)
Weighted-average shares outstanding (note 4):
Basic and diluted	14,394,000	14,212,579

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statement of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)		Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2014	14,181,333	$147,157	$30,346	$(103,734)	$(990)		$72,779
Net loss for the year				(15,752)			(15,752)
Stock option compensation expense			2,077				2,077
Issued pursuant to exercise of stock options	204,003	1,477	(992)	(207)			278
Fair value adjustment upon reclassification of stock options			1,652				1,652
Balance as of December 31, 2015	14,385,336	$148,634	$33,083	$(119,693)	$(990)		$61,034
Net loss for the period				(3,263)			(3,263)
Stock option compensation expense			634				634
Fair value adjustment upon reclassification of stock options			(286)				(286)
Issued pursuant to exercise of stock options	16,246	94	(50)				44
Balance as of March 31, 2016	14,401,582	$148,728	$33,381	$(122,956)	$(990)	(1)	$58,163
(1)

At March 31, 2016, our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(3,263)	$(9,156)
Items not involving cash:
Depreciation and amortization	282	207
Stock-based compensation	592	5,219
Deferred tenant inducements	(16)	(16)
Unrealized foreign exchange (gain) loss	(2,260)	3,140
Changes in operating assets and liabilities:
Accounts receivable	(60)	(996)
Prepaid expenses, and other current assets	82	220
Accounts payable and accrued expenses	(144)	(1,110)
Deferred revenue	(157)	(3,055)
Net cash used in operating activities	(4,944)	(5,547)

Investing activities:
Purchases of property, plant and equipment	(83)	(84)
Proceeds from marketable securities	—	1,575
Net cash provided by (used in) investing activities	(83)	1,491

Financing activities:
Proceeds from issuance of common shares	44	127
Net cash provided by financing activities	44	127
Effect of exchange rate changes on cash and cash equivalents	2,396	(2,180)
Decrease in cash and cash equivalents	(2,587)	(6,109)
Cash and cash equivalents, beginning of period	58,651	72,026
Cash and cash equivalents, end of period	$56,064	$65,917

Supplemental disclosures:
Interest received	$112	$121
Supplemental disclosures of non-cash transactions:
Fair value of options exercised on a cashless basis	—	69

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

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2015 and included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC on March 8, 2016.

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month periods ended March 31, 2016 and 2015 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company included in the Company’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

3.	Future changes in accounting policies:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The amendments stipulate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosure will also be required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an update deferring the effective date of the new revenue standard by one year. The new guidance will be effective for public entities for fiscal years beginning after December 15, 2017 instead of the originally contemplated effective date of December 15, 2016.  In March and April 2016, the FASB issued amendments to the new revenue standard to clarify the implementation guidance on principal versus agent considerations and identifying performance obligations and licensing with the same effective date as the new revenue standard. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s financial statements.

In August 2014, the FASB issued amendments requiring management to assess an entity’s ability to continue as a going concern. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. These amendments will be effective for public entities for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of these amendments in fiscal 2016 is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued amendments to lease accounting requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years beginning after December 15, 2018. The adoption of these amendments in fiscal 2019 is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued amendments to stock-based compensation accounting to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. The amendments stipulate (a) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (b) excess tax benefits should be classified along with other tax cash flows as an operating activity, (c) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (d) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (e) cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. These amendments will be effective for public entities for fiscal years beginning after December 15, 2016. The adoption of these amendments in fiscal 2017 is not expected to have a material impact on the Company’s financial statements.

4.	Net income (loss) per common share:

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities.

As the Company reported a net loss for the three month periods ended March 31, 2016 and 2015, all stock options were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for those periods.

5.	Fair value of financial instruments:

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

6.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015
Trade payables	$1,023	$1,088
Employee compensation, benefits, and related accruals	440	762
Consulting and contracted research	1,209	506
Professional fees	167	214
Other	33	55
Total	$2,872	$2,625

7.	Stock option plan:

The following table presents stock option activity for the period:

	Three Months Ended March 31,
	2016	2015
Outstanding, beginning of period	1,721,472	1,484,218
Granted	233,950	346,964
Exercised(1)	(16,246)	(44,656)
Forfeited and expired	(4,442)	(1,090)
Outstanding, end of period	1,934,734	1,785,436
Exercisable, end of period	1,151,853	1,146,383

(1)

During the three months ended March 31, 2016, 16,246 stock options were exercised for the same number of common shares for cash (three months ended March 31, 2015 – 26,910). In the same period, the Company did not issue any common shares (three months ended March 31, 2015 – 14,032) for the cashless exercise of stock options (three months ended March 31, 2015 – 17,746).

The fair value of each option issued to employees and non-employees is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Average risk-free interest rate	1.64%	1.71%
Average expected term (in years)	6.25	6.25
Expected volatility	75%	75%
Expected dividend yield	0.00%	0.00%

The weighted-average fair value of options granted during the three months ended March 31, 2016 was $4.95 (three months ended March 31, 2015 – $11.84) per option.

8.	Collaboration agreements:

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

The following table is a summary of the revenue recognized from the Company’s collaborations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Teva:
Recognition of upfront payment	—	2,876
Research funding	29	45
Genentech:
Recognition of upfront payment	157	179
Research funding	383	910
Total collaboration revenue	$569	$4,010

9.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $3,000 of which was paid in the year ended December 31, 2015. Of the amounts paid by the Company in 2015 in connection with the priority access agreement, $1,060 has been recorded as expenses to date for services rendered, $846 has been recorded as current prepaid expenses (December 31, 2015 – $1,010) and $1,094 as long-term prepaid expenses (December 31, 2015 – $1,094) for the provision of future services as at March 31, 2016.

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

10.	Related Parties:

Dr. August J. Troendle, an officer and director of Medpace, which provides clinical development services to the Company, is a beneficial owner of more than 5% of the Company’s common shares. The Company incurred $373 of clinical development service fees under its priority access agreement and a master services agreement with Medpace for the three months ended March 31, 2016 (three months ended March 31, 2015 - nil). Additionally, the Company has recorded $2,150  of prepaid expenses as of March 31, 2016 (December 31, 2015 – $2,314) for future clinical development services under such agreements with Medpace.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim financial statements and related notes included in Part I, Item 1 of this report and our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2016 and with the securities commissions in British Columbia, Alberta and Ontario on March 8, 2016.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

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

Our business was founded on our proprietary discovery platform, which we refer to as Extreme Genetics. Extreme Genetics involves the study of families where individuals exhibit inherited severe traits, or phenotypes. By identifying and characterizing single-gene defects responsible for these phenotypes, we gain insights into human disease biology to better select targets for therapeutic intervention. We believe that our Extreme Genetics discovery platform enhances the likelihood of discovering a drug target that has a major effect in humans. From these discoveries, we can gain an improved understanding of how a drug that modulates the target might act when given to a human. Our Extreme Genetics discovery platform has yielded the first approved gene therapy product in the European Union, or the EU, and we are advancing a broad proprietary development pipeline and multiple pharmaceutical partnerships, which include:

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

•

TV-45070 (formerly XEN402), a product candidate being developed in collaboration with Teva for the treatment of pain. Teva is currently conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial in patients with post-herpetic neuralgia, or PHN, with results expected in the first half of 2017. TV-45070 is a topically applied small-molecule inhibitor of the sodium channel Nav1.7 and other sodium channels, including those that are expressed in the pain-sensing peripheral nervous system;

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

•

XEN801, a stearoyl Co-A desaturase-1, or SCD1, inhibitor being developed for the treatment of acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. We have completed a Phase 1 clinical trial for XEN801 and initiated a Phase 2 clinical trial in February 2016 in patients with moderate to severe facial acne. We anticipate topline results in the fourth quarter of 2016; and

•

Additional proprietary preclinical programs, including a Nav1.6 sodium channel inhibitor for the treatment of rare childhood epilepsy disorders, such as Dravet Syndrome, an orphan disease of severe childhood epilepsy. We expect to identify a development candidate in 2016 and file an investigational new drug, or IND, application for our Nav1.6 inhibitor in the first half of 2017.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. For the three months ended March 31, 2016, we recognized revenues, consisting primarily of funding from our collaborators of approximately $0.6 million. This compares to $4.0 million for the three months ended March 31, 2015.

Though our revenue from our collaboration and license agreements resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had net losses of $3.3 million for the three months ended March 31, 2016 and an accumulated deficit of $123.0 million as of March 31, 2016, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

Recent Developments

In March 2016, we amended our collaborative research and license agreement with Genentech, and its affiliate, F. Hoffman-La Roche Ltd., to use the work performed in our ongoing Nav1.7 pain collaboration. Pursuant to the amendment, we obtained a royalty free, non-exclusive license to make, use and test certain collaboration compounds developed under the Nav1.7 collaboration for internal research purposes during the term of the collaboration. The license is not sublicensable or transferable. In addition, the research term for Xenon’s second collaboration with Genentech, which is centered on pain genetics, was extended for another year until March 2017.

In April 2016, we announced the hiring of Dr. Raymond J. Winquist as our Head, Translational Research. Dr. Winquist is responsible for the identification and selection of drug discovery and development programs and will support biology and pharmacology efforts at Xenon through preclinical development.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. In addition, we have received nominal royalties from sales of Glybera under our license to uniQure as well as a diagnostic license. Other than royalties we are eligible to receive from sales of Glybera, which we do not expect to be significant in the near-term, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever.

The following table is a summary of revenue recognized from our current collaboration agreements for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Teva:
Recognition of upfront payment	—	2,876
Research funding	29	45
Genentech:
Recognition of upfront payment	157	179
Research funding	383	910
Total collaboration revenue	$569	$4,010

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

Pursuant to the terms of our December 2011 collaborative development and license agreement with Genentech, we received an upfront payment of $10.0 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $10.0 million upfront payment was recognized as revenue ratably over the expected period of research performance, which was the three-year period from December 2011 through December 2014. In August 2013, we recognized a $5.1 million milestone payment for the selection of a compound for good laboratory practices, or GLP, toxicology studies. In August 2014, we recognized a $7.9 million milestone payment for the approval of the GDC-0276 Clinical Trial Application by Health Canada.

Pursuant to the terms of our March 2014 agreement with Genentech, we received an upfront payment of $1.5 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $1.5 million upfront payment was recognized as revenue ratably over the expected period of research performance, which was the two-year period from March 2014 to March 2016. In September 2015, we recognized a $0.25 million milestone payment for the identification of a novel pain target under this agreement.

As our other internal and partnered products are in various stages of clinical and preclinical development, we do not expect to generate any revenue from product sales other than from our share of revenue related to our agreement with uniQure, which we do not expect to be significant in the near-term, for at least the next several years. We expect that revenue for the next several years will be derived from our agreement with uniQure and our eligibility to receive a share of the compensation received by uniQure relating to the technology or products licensed by us to uniQure; full-time equivalents, or FTE, funding from current and future collaboration agreements; milestone payments under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

The following table is a summary of our deferred revenue for our collaboration and licensing agreements as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Genentech - deferred revenue	$—	$157

As of March 31, 2016, we have recognized all deferred revenues from upfront payments received under our collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$4,364	$3,427
General and administrative	1,895	6,720
Total operating expenses	$6,259	$10,147

Research and Development Expenses

Research and development expenses represent costs incurred to further research and development of our proprietary product candidates, as well as to conduct research on our product candidates in collaboration with Teva and Genentech.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary, related benefits and stock-based compensation of our executive, finance, legal, business development and administrative functions, travel expenses, allocated facility-related costs not otherwise included in research and development expenses, director compensation, director’s and officer’s insurance premiums, investor relations costs and professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection.

General and administrative expenses for the three months ended March 31, 2015 also include fair value adjustments upon the reclassification of stock option awards granted to directors and certain consultants to liability classification in the first quarter of 2015. We had a subsequent reclassification of those stock options back to equity in September 2015, due to a change in the denomination of pay of directors and certain consultants in the third quarter.

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

Critical accounting policies and significant judgments and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and significant estimates include those related to:

•	revenue recognition;
•	research and development costs; and
•	stock-based compensation.

There have been no material changes in our critical accounting policies and significant judgements and estimates during the three months ended March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on March 8, 2016. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)
Collaboration revenue	$569	$4,010	$(3,441)
Royalties	32	—	32
Research and development expenses	4,364	3,427	937
General and administrative expenses	1,895	6,720	(4,825)
Other:
Interest income	99	152	(53)
Foreign exchange gain (loss)	2,296	(3,171)	5,467
Net loss	$(3,263)	$(9,156)	$5,893

Revenue

We recognized revenue of $0.6 million for the three months ended March 31, 2016 compared to $4.0 million for the three months ended March 31, 2015, a decrease of $3.4 million. In 2015, we recognized revenues relating to the upfront payment from the collaborative agreement with Teva which was fully recognized by December 2015. The remaining decrease as compared to the same period in 2015 was due to less FTE funding from Genentech and Teva as we shifted resources from supporting our collaborations to our proprietary programs.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)
Collaboration expenses	$289	$863	$(574)
XEN801 expenses	1,160	832	328
Preclinical and discovery program expenses	2,915	1,732	1,183
Total research and development expenses	$4,364	$3,427	$937

Research and development expenses were $4.4 million for the three months ended March 31, 2016 compared to $3.4 million for the three months ended March 31, 2015.  The increase of $0.9 million was primarily attributable to increased spending on our preclinical and discovery programs, mostly related to our Nav 1.6 sodium channel inhibitor program, as well as additional expenses for our XEN801 program which entered Phase 2 clinical development in February 2016. These increases were partially offset by a decrease in Genentech collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)
General and administrative expenses	$1,895	$6,720	$(4,825)

General and administrative expenses were $1.9 million for the three months ended March 31, 2016 compared to $6.7 million for the three months ended March 31, 2015, a decrease of $4.8 million. In the quarter ended March 31, 2015, we recognized a $4.9 million expense due to the fair value adjustment upon reclassification of stock option awards granted to directors and certain consultants to liability classification.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)
Other income (expense):	$2,395	$(3,019)	$5,414

Other income was $2.4 million for the three months ended March 31, 2016 as compared to other expense of $3.0 million for the three months ended March 31, 2015.  The change of $5.4 million was primarily driven by the change in foreign exchange gain (loss). We recorded a foreign exchange gain of $2.3 million for the three months ended March 31, 2016, which was primarily unrealized gains arising largely from the translation of $39.2 million of cash and cash equivalents denominated in Canadian dollars to U.S. dollars and a 7% increase in the value of the Canadian dollar during the three month period. During the same period in 2015, we recorded a foreign exchange loss of $3.2 million largely due to an 8% decrease in the value of the Canadian dollar during the three month period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and our initial public offering, or IPO, as well as through the receipt of government funding. As of March 31, 2016, we had cash and cash equivalents of $56.1 million. We received $38.5 million of proceeds, net of underwriting discounts and commissions but before offering expenses, from our IPO and $4.1 million of proceeds, net of underwriters’ fees but before offering expenses, from the concurrent private placement to an affiliate of Genentech. Our IPO and concurrent private placement each closed in November 2014.

We have incurred significant operating losses since inception. We had a $3.3 million net loss for the three months ended March 31, 2016 and an accumulated deficit of $123.0 million from inception through March 31, 2016. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland, or MUN; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(4,944)	$(5,547)
Net cash provided by (used in) investing activities	(83)	1,491
Net cash provided by financing activities	44	127

Operating Activities

For the three months ended March 31, 2016, net cash used by operating activities totaled $4.9 million, compared to net cash used in operating activities of $5.5 million for the same period in 2015. The change was primarily related to the timing of cash payments of trade payables, partially offset by a decrease in FTE funding and an increase in operating expenses.

Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities totaled $0.1 million, compared to net cash provided by investing activities of $1.5 million for the same period in 2015. The change was driven primarily by the redemption of marketable securities in the three months ended March 31, 2015 which did not occur in the three months ended March 31, 2016.

Financing Activities

For the three months ended March 31, 2016, net cash provided by financing activities did not change significantly as compared to the same period in 2015 and consisted exclusively of proceeds from the issuance of common shares from the exercise of stock options for both periods.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2015 were reported in our Annual Report on Form 10-K, filed with the SEC on March 8, 2016.

As of March 31, 2016, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

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

Outstanding Share Data

As of May 6, 2016, we had 14,403,866 common shares issued and outstanding and outstanding options to purchase an additional 1,975,057 common shares.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued amendments to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The amendments stipulate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosure will also be required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an update deferring the effective date of the new revenue standard by one year. The new guidance will be effective for public entities for fiscal years beginning after December 15, 2017 instead of the originally contemplated effective date of December 15, 2016.  In March and April 2016, the FASB issued amendments to the new revenue standard to clarify the implementation guidance on principal versus agent considerations and identifying performance obligations and licensing with the same effective date as the new revenue standard. We are currently evaluating the new guidance to determine the impact it will have on our financial statements.

In August 2014, the FASB issued amendments requiring management to assess an entity’s ability to continue as a going concern. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. These amendments will be effective for public entities for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of these amendments in fiscal 2016 is not expected to have a material impact on our financial statements.

In February 2016, the FASB issued amendments to lease accounting requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years beginning after December 15, 2018. The adoption of these amendments in fiscal 2019 is not expected to have a material impact on our financial statements.

In March 2016, the FASB issued amendments to stock-based compensation accounting to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. The amendments stipulate (a) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (b) excess tax benefits should be classified along with other tax cash flows as an operating activity, (c) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (d) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (e) cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. These amendments will be effective for public entities for fiscal years beginning after December 15, 2016. The adoption of these amendments in fiscal 2017 is not expected to have a material impact on our financial statements.

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and the majority of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At March 31, 2016, we held cash and cash equivalents of $39.2 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $3.9 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents of $56.1 million as of March 31, 2016. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of March 31, 2016.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective, in design and operation.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $3.3 million for the three months ended March 31, 2016 and an accumulated deficit of $123.0 million as of March 31, 2016, which were driven by expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the three months ended March 31, 2016, we incurred approximately $4.4 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Those covenants may include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Global credit and financial markets experienced extreme disruptions at various points over the last decade, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and common share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

We are subject to risks associated with currency fluctuations which could impact our results of operations.

As of March 31, 2016, approximately 70% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars and we expect this trend to continue.

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

Any failure of uniQure or its sublicensee to successfully commercialize Glybera or revocation of Glybera’s marketing approval in the EU could have an adverse effect on our business, growth prospects, operating results and financial condition and could result in a decline in the price of our common shares.

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

We have no experience in Phase 3 and later stage clinical development, and related regulatory requirements or the commercialization of products. uniQure controls and has been responsible for the development and commercialization of Glybera; Teva is responsible for the on-going clinical development of TV-45070; and Genentech Inc., or Genentech, is responsible for the on-going clinical development of GDC-0276 and GDC-0310. Accordingly, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to selectively develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

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

U.S. Holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

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

A U.S. Holder may also mitigate the adverse tax consequences if we are a PFIC by timely making a mark-to-market election. Generally, for each year that we would meet the PFIC gross income or asset test, an electing U.S. Holder would include in gross income the increase in the value of its common shares during each of its taxable years and deduct from gross income the decrease in the value of such shares during each of its taxable years. A mark-to-market election may be made and maintained only if our common shares are regularly traded on a qualified exchange, including The NASDAQ Global Market, or NASDAQ. Whether our common shares are regularly traded on a qualified exchange is an annual determination based on facts that, in part, are beyond our control. Accordingly, a U.S. Holder might not be eligible to make a mark-to-market election to mitigate the adverse tax consequences if we are characterized as a PFIC.

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

The limited patient populations in orphan and niche indications present significant recruitment challenges for clinical trials. For example, studies estimate the prevalence of LPLD to be approximately 1:1,000,000. As an example of a rare childhood epilepsy disorder, the prevalence of Dravet Syndrome, or DS, is estimated to be 7,500-15,000 patients in the U.S. Many of these patients may not be suitable or available for clinical trials. This means that we or our collaborators generally will have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether.

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

Sales of our approved products are, and will be, subject to U.S. and foreign regulatory requirements governing clinical trials and marketing approval, and we plan to seek regulatory approval to commercialize our product candidates in North America, the EU and in additional foreign countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, approval in the U.S. by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries. Approval procedures vary among jurisdictions and can be lengthy and expensive, and involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials. Even if our product candidates are approved, regulatory approval for any product may be withdrawn by the regulatory authorities in a particular jurisdiction.

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

•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.
•	Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations.

If the market opportunities for any product that we or our collaborators develop are smaller than we believe they are, our revenue may be adversely affected and our business may suffer.

We intend to focus our independent product development on treatments for rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population in specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the U.S. or elsewhere. For example, studies estimate the prevalence of LPLD to be approximately 1:1,000,000. As an example of a rare childhood epilepsy disorder, the prevalence of DS is estimated to be 7,500-15,000 patients in the U.S. These estimates may prove to be incorrect. If the prevalence of such diseases is smaller than we have projected, then, even if our products are approved, we may not be able to successfully commercialize them.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates, and we will face an even greater risk if we commercialize any product candidates. For example, we may be sued if any of our product candidates, including any that are developed in combination therapies, allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. There is also risk that third parties we have agreed to indemnify could incur liability. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or any resulting products;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability to commercialize our product candidates; and
•	a decline in our common share price.

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

Risks Related to Our Common Shares

Our common share price may be volatile, and purchasers of our common shares could incur substantial losses.

Our common share price has fluctuated in the past and is likely to be volatile in the future. As a result of this volatility, investors may experience losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

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

Future sales of our common shares in the public market could cause our common share price to fall.

Our common share price could decline as a result of sales of a large number of our common shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Our common shares are currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. If an active market for our common shares is not maintained, it may be difficult for our shareholders to sell the common shares they have purchased without depressing the market price for the common shares or at all. Further, an inactive market may also impair our ability to raise capital by selling additional common shares and may impair our ability to enter into strategic collaborations or acquire companies or products by using our common shares as consideration.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common shares held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. Investors could find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and our common share price may be more volatile.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. In addition, our management did not perform an evaluation of our internal control over financial reporting as of December 31, 2014 or December 31, 2013 and our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Future sales and issuances of our common shares or rights to purchase common shares, including pursuant to our equity incentive plans, could cause you to incur dilution and could cause our common share price to fall.

As of March 31, 2016, options to purchase 1,934,734 of our common shares with a weighted-average exercise price of $7.16 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our stock-based compensation plans may have an adverse effect on the market price of our common shares.

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

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, our common share price and trading volume could decline.

The trading market for our common shares will be influenced by the research and reports that securities or industry analysts publish about us or our business. If too few securities or industry analysts cover our company, the trading price for our common shares would likely be negatively impacted. If securities and industry analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, our common share price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause our common share price and trading volume to decline.

Item 6. Exhibits

(a) Exhibits.

Exhibit
Number	Description
10.1†	Amendment #6, dated March 9, 2016, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd., as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: May 10, 2016

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Amendment #6, dated March 9, 2016, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd., as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Balance Sheets, and (v) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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