Form 10-Q
period 2016-06-30
Xenon Pharmaceuticals Inc.
filed 2016-08-03
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of registrant’s common shares outstanding as of July 29, 2016 was 14,426,370

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$35,210	$58,651
Marketable securities	15,528	—
Accounts receivable	658	315
Prepaid expenses and other current assets	1,996	1,900
	53,392	60,866
Prepaid expenses, long term	632	1,094
Property, plant and equipment, net	1,663	1,989
Total assets	$55,687	$63,949

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 6)	2,929	2,625
Deferred revenue	—	157
	2,929	2,782
Deferred tenant inducements	101	133
	$3,030	$2,915

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 14,415,347 (December 31, 2015 - 14,385,336)	148,867	148,634
Additional paid-in capital	33,752	33,083
Accumulated deficit	(128,972)	(119,693)
Accumulated other comprehensive loss	(990)	(990)
	$52,657	$61,034
Total liabilities and shareholders’ equity	$55,687	$63,949

Collaboration agreements (note 8)
Commitments and contingencies (note 9)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Collaboration revenue (note 8)	$412	$4,044	$981	$8,054
Royalties	1	2	33	2
	413	4,046	1,014	8,056
Operating expenses:
Research and development	5,103	3,669	9,467	7,096
General and administrative	1,676	178	3,571	6,898
	6,779	3,847	13,038	13,994
Income (loss) from operations	(6,366)	199	(12,024)	(5,938)
Other income (expense):
Interest income	123	163	222	315
Foreign exchange gain (loss)	227	806	2,523	(2,365)
Net income (loss) and comprehensive income (loss)	(6,016)	1,168	(9,279)	(7,988)
Net income (loss) per common share (note 4):
Basic	$(0.42)	$0.08	$(0.64)	$(0.56)
Diluted	$(0.42)	$(0.07)	$(0.65)	$(0.56)
Weighted-average common shares outstanding (note 4):
Basic	14,408,108	14,241,827	14,401,054	14,227,203
Diluted	14,434,602	15,129,978	14,428,160	14,227,203

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statement of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2014	14,181,333	$147,157	$30,346	$(103,734)	$(990)	$72,779
Net loss for the year				(15,752)		(15,752)
Stock option compensation expense			2,077			2,077
Issued pursuant to exercise of stock options	204,003	1,477	(992)	(207)		278
Fair value adjustment upon reclassification of stock options			1,652			1,652
Balance as of December 31, 2015	14,385,336	$148,634	$33,083	$(119,693)	$(990)	$61,034
Net loss for the period				(9,279)		(9,279)
Stock option compensation expense			1,106			1,106
Issued pursuant to exercise of stock options	30,011	$233	(151)			82
Fair value adjustment upon reclassification of stock options			(286)			(286)
Balance as of June 30, 2016	14,415,347	$148,867	$33,752	$(128,972)	$(990)	$52,657
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(9,279)	$(7,988)
Items not involving cash:
Depreciation and amortization	531	492
Stock-based compensation	1,006	3,446
Deferred tenant inducements	(32)	(32)
Unrealized foreign exchange (gain) loss	(2,508)	2,353
Changes in operating assets and liabilities:
Accounts receivable	(333)	31
Prepaid expenses, and other current assets	366	221
Accounts payable and accrued expenses	33	(350)
Deferred revenue	(157)	(6,144)
Net cash used in operating activities	(10,373)	(7,971)

Investing activities:
Purchases of property, plant and equipment	(205)	(190)
Purchase of marketable securities	(15,300)	—
Proceeds from marketable securities	—	1,818
Net cash provided by (used in) investing activities	(15,505)	1,628

Financing activities:
Proceeds from issuance of common shares	82	213
Net cash provided by financing activities	82	213
Effect of exchange rate changes on cash and cash equivalents	2,355	(1,550)
Decrease in cash and cash equivalents	(23,441)	(7,680)
Cash and cash equivalents, beginning of period	58,651	72,026
Cash and cash equivalents, end of period	$35,210	$64,346

Supplemental disclosures:
Interest received	$204	$268
Supplemental disclosures of non-cash transactions:
Fair value of options exercised on a cashless basis	4	189

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

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2016 and 2015 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company included in the Company’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

3.	Future changes in accounting policies:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The amendments stipulate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosure will also be required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an update deferring the effective date of the new revenue standard by one year. The new guidance will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2017 instead of the originally contemplated effective date of December 15, 2016.

In March, April and May 2016, the FASB issued amendments to the new revenue standard to clarify the implementation guidance on principal versus agent considerations and identifying performance obligations and licensing as well as to address certain narrow-scope improvements and practical expedients at transition with the same effective date as the new revenue standard. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s financial statements.

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

In February 2016, the FASB issued amendments to lease accounting requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s financial statements.

In March 2016, the FASB issued amendments to stock-based compensation accounting to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. The amendments stipulate (a) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (b) excess tax benefits should be classified along with other tax cash flows as an operating activity, (c) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (d) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (e) cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning on or after December 15, 2016 and early adoption is permitted. The Company has early adopted all of the provisions of this update effective January 1, 2016. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy as well as the impact of the remaining provisions did not have a material impact on the Company’s financial statements.

4.	Net income (loss) per common share:

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by adjusting the numerator and denominator of the basic net income (loss) per share calculation for the potential impact of dilutive securities.

For the three and six month periods ended June 30, 2016, 1,934,452 and 1,841,096 stock options, respectively, were excluded from the calculation of diluted net income per common share as their inclusion would be anti-dilutive (three months ended June 30, 2015 - 389,283). For the six months ended June 30, 2015, all stock options were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

The following is a reconciliation of the numerators and denominators of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) used to compute net income (loss) per common share:
Basic	$(6,016)	$1,168	$(9,279)	$(7,988)
Adjustment for change in fair value of liability classified stock options	(58)	(2,244)	(100)	—
Diluted	$(6,074)	$(1,076)	$(9,379)	$(7,988)
Denominator:
Weighted average number of common shares:
Basic	14,408,108	14,241,827	14,401,054	14,227,203
Adjustment for dilutive effect of stock options	26,494	888,151	27,106	—
Diluted	14,434,602	15,129,978	14,428,160	14,227,203
Net income (loss) per common share - basic	$(0.42)	$0.08	$(0.64)	$(0.56)
Net loss per common share - diluted	$(0.42)	$(0.07)	$(0.65)	$(0.56)

5.	Fair value of financial instruments:

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

The Company’s Level 1 assets include cash and cash equivalents and marketable securities with quoted prices in active markets. The carrying amount of accounts receivables, accounts payable and accrued expenses approximates fair value due to the nature and short-term of those instruments. Liability classified stock options have been valued using a Black-Scholes pricing model to estimate fair value using Level 3 inputs as defined above, as quoted prices are not readily available.

6.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2016	2015
Trade payables	$655	$1,088
Employee compensation, benefits, and related accruals	763	762
Consulting and contracted research	1,218	506
Professional fees	246	214
Other	47	55
Total	$2,929	$2,625

7.	Stock option plan:

The following table presents stock option activity for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Outstanding, beginning of period	1,934,734	1,785,436	1,721,472	1,484,218
Granted	65,450	33,474	299,400	380,438
Exercised(1)	(14,283)	(55,155)	(30,529)	(99,811)
Forfeited and expired	(2,227)	(18,737)	(6,669)	(19,827)
Outstanding, end of period	1,983,674	1,745,018	1,983,674	1,745,018
Exercisable, end of period	1,195,883	1,126,629	1,195,883	1,126,629

(1)

During the six months ended June 30, 2016, 29,270 stock options were exercised for the same number of common shares for cash (six months ended June 30, 2015 – 53,442). In the same period, the Company issued 741 common shares (six months ended June 30, 2015 – 32,399) for the cashless exercise of 1,259 stock options (six months ended June 30, 2015 – 46,369).

The fair value of each option issued to employees and non-employees is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average risk-free interest rate	1.44%	1.71%	1.60%	1.71%
Average expected term (in years)	6.14	6.04	6.23	6.23
Expected volatility	74%	75%	75%	75%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the six months ended June 30, 2016 was $4.90 (six months ended June 30, 2015 – $11.96) per option.

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

The following table is a summary of the revenue recognized from the Company’s collaborations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Teva:
Recognition of upfront payment	$—	$2,908	$—	$5,784
Research funding	29	45	58	90
Genentech:
Recognition of upfront payment	—	181	157	360
Research funding	383	910	766	1,820
Total collaboration revenue	$412	$4,044	$981	$8,054

9.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $3,000 of which was paid in the year ended December 31, 2015. Of the amounts paid by the Company in 2015 in connection with the priority access agreement, $1,215 has been recorded as expenses to date for services rendered, $1,153 has been recorded as current prepaid expenses (December 31, 2015 – $1,010) and $632 as long-term prepaid expenses (December 31, 2015 – $1,094) for the provision of future services as at June 30, 2016.

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

Dr. August J. Troendle, an officer and director of Medpace, which provides clinical development services to the Company, is a beneficial owner of more than 5% of the Company’s common shares. The Company incurred $568 and $941 of clinical development service fees under its priority access agreement and a master services agreement with Medpace for the three and six months ended June 30, 2016 (three and six months ended June 30, 2015 – $55). Additionally, the Company has recorded $1,996  of prepaid expenses as of June 30, 2016 (December 31, 2015 – $2,314) for future clinical development services under such agreements with Medpace.

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

•

GDC-0276 and GDC-0310, which are both oral, selective Nav1.7 small-molecule inhibitors being developed in collaboration with Genentech for the potential treatment of pain. Phase 1 clinical trials for GDC-0276 and GDC-0310 are ongoing, and pending a full assessment of the results, Genentech intends to initiate a Phase 2 clinical trial in late 2016 or early 2017. Xenon and Genentech also have an active research collaboration focused on other orally selective small molecule inhibitors of Nav1.7;

•

XEN801, a stearoyl Co-A desaturase-1, or SCD1, inhibitor being developed for the treatment of acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. We have completed a Phase 1 clinical trial for XEN801 and initiated a Phase 2 clinical trial in February 2016 in patients with moderate to severe facial acne. We anticipate topline results in the first quarter of 2017; and

•

Additional proprietary preclinical programs, including a Nav1.6 sodium channel inhibitor for the treatment of rare childhood epilepsy disorders, such as Dravet Syndrome, an orphan disease of severe childhood epilepsy. We expect to identify a development candidate in 2016 and file an investigational new drug, or IND, application for our Nav1.6 inhibitor in the first half of 2017.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. For the six months ended June 30, 2016, we recognized revenues, consisting primarily of funding from our collaborators of approximately $1.0 million. This compares to $8.1 million for the six months ended June 30, 2015.

Though our revenue from our collaboration and license agreements resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had net losses of $9.3 million for the six months ended June 30, 2016 and an accumulated deficit of $129.0 million as of June 30, 2016, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

The following table is a summary of revenue recognized from our current collaboration agreements for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Teva:
Recognition of upfront payment	$—	$2,908	$—	$5,784
Research funding	29	45	58	90
Genentech:
Recognition of upfront payment	—	181	157	360
Research funding	383	910	766	1,820
Total collaboration revenue	$412	$4,044	$981	$8,054

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

The following table is a summary of our deferred revenue for our collaboration and licensing agreements as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Genentech - deferred revenue	$—	$157

As of June 30, 2016, we have recognized all deferred revenues from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$5,103	$3,669	$9,467	$7,096
General and administrative	1,676	178	3,571	6,898
Total operating expenses	$6,779	$3,847	$13,038	$13,994

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary, related benefits and stock-based compensation of our executive, finance, legal, business development and administrative functions, travel expenses, allocated facility-related costs not otherwise included in research and development expenses, director compensation, director’s and officer’s insurance premiums, investor relations costs and professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection. General and administrative expenses also include fair value adjustments of certain liability classified stock option awards.

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

There have been no material changes in our critical accounting policies and significant judgements and estimates during the six months ended June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on March 8, 2016. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the three and six months ended June 30, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2016 vs. 2015	Six Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Collaboration revenue	$412	$4,044	$(3,632)	$981	$8,054	$(7,073)
Royalties	1	2	(1)	33	2	31
Research and development expenses	5,103	3,669	1,434	9,467	7,096	2,371
General and administrative expenses	1,676	178	1,498	3,571	6,898	(3,327)
Other:
Interest income	123	163	(40)	222	315	(93)
Foreign exchange gain (loss)	227	806	(579)	2,523	(2,365)	4,888
Net income (loss)	$(6,016)	$1,168	$(7,184)	$(9,279)	$(7,988)	$(1,291)

Revenue

Revenue decreased by $3.6 million and $7.1 million in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. In 2015, we recognized revenues relating to the upfront payment from the collaborative agreement with Teva which was fully recognized by December 2015 as well as revenue related to the upfront payment from the March 2014 collaborative agreement with Genentech which was fully recognized by March 2016. The remaining decrease as compared to the same periods in 2015 was due to less FTE funding from Genentech as we shifted resources from supporting our collaborations to our proprietary programs.

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2016 vs. 2015	Six Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Collaboration expenses	$342	$709	$(367)	$631	$1,572	$(941)
XEN801 expenses	1,173	1,000	173	2,333	1,832	501
Preclinical and discovery program expenses	3,588	1,960	1,628	6,503	3,692	2,811
Total research and development expenses	$5,103	$3,669	$1,434	$9,467	$7,096	$2,371

Research and development expenses increased by $1.4 million and $2.4 million in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively.  These increases were primarily attributable to increased spending on our preclinical and discovery programs, mostly related to our Nav 1.6 sodium channel inhibitor program, as well as additional expenses for our XEN801 program which entered Phase 2 clinical development in February 2016. These increases were partially offset by a decrease in Genentech collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2016 vs. 2015	Six Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
General and administrative expenses	$1,676	$178	$1,498	$3,571	$6,898	$(3,327)

General and administrative expenses increased by $1.5 million and decreased by $3.3 million in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively. For the six months ended June 30, 2015, we recognized a $2.7 million expense due to the fair value adjustment upon the reclassification of stock option awards granted to directors and certain consultants to liability classification. For the three months ended June 30, 2015, we recognized a recovery of $2.2 million due to the decrease in fair value of our liability classified stock options resulting from the decline in our common share price from the preceding quarter.

The remaining change is due to one-time severance costs resulting from an internal reorganization and acceleration of stock based compensation expense for certain consultants that occurred in the second quarter of 2015.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and six months ended June 30, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2016 vs. 2015	Six Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Other income (expense):	$350	$969	$(619)	$2,745	$(2,050)	$4,795

Other income (expense) decreased by $0.6 million and increased by $4.8 million in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively.  The change in other income (expense) was primarily driven by the change in foreign exchange gain (loss). We recorded a foreign exchange gain of $0.2 million for the three months ended June 30, 2016, which was primarily unrealized gains arising largely from the translation of $35.9 million of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars and a 1% increase in the value of the Canadian dollar during the three month period. During the six month period ended June 30, 2016, we recorded a foreign exchange gain of $2.5 million largely due to a 7% increase in the value of the Canadian dollar during the six month period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and our initial public offering, or IPO, as well as through the receipt of government funding. As of June 30, 2016, we had cash and cash equivalents and marketable securities of $50.7 million. We received $38.5 million of proceeds, net of underwriting discounts and commissions but before offering expenses, from our IPO and $4.1 million of proceeds, net of underwriters’ fees but before offering expenses, from the concurrent private placement to an affiliate of Genentech. Our IPO and concurrent private placement each closed in November 2014.

We have incurred significant operating losses since inception. We had a $9.3 million net loss for the six months ended June 30, 2016 and an accumulated deficit of $129.0 million from inception through June 30, 2016. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland, or MUN; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(10,373)	$(7,971)
Net cash provided by (used in) investing activities	(15,505)	1,628
Net cash provided by financing activities	82	213

Operating Activities

For the six months ended June 30, 2016, net cash used in operating activities totaled $10.4 million, compared to net cash used in operating activities of $8.0 million for the same period in 2015. The change was primarily related to a $1.4 million increase in research and development expenses, $1.1 million decrease in FTE funding from Genentech and working capital changes for the first six months of 2016.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities totaled $15.5 million, compared to net cash provided by investing activities of $1.6 million for the same period in 2015. The change was driven primarily by the purchase of marketable securities in the six months ended June 30, 2016, partially offset by the redemption of marketable securities for the same period in 2015.

Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities did not change significantly as compared to the same period in 2015 and consisted exclusively of proceeds from the issuance of common shares from the exercise of stock options for both periods.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2015 were reported in our Annual Report on Form 10-K, filed with the SEC on March 8, 2016.

As of June 30, 2016, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

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

Outstanding Share Data

As of July 29, 2016, we had 14,426,370 common shares issued and outstanding and outstanding options to purchase an additional 1,964,912 common shares.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued amendments to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The amendments stipulate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosure will also be required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an update deferring the effective date of the new revenue standard by one year. The new guidance will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2017 instead of the originally contemplated effective date of December 15, 2016.

In March, April and May 2016, the FASB issued amendments to the new revenue standard to clarify the implementation guidance on principal versus agent considerations and identifying performance obligations and licensing as well as to address certain narrow-scope improvements and practical expedients at transition with the same effective date as the new revenue standard. We are currently evaluating the new guidance to determine the impact it will have on our financial statements.

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

In February 2016, the FASB issued amendments to lease accounting requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the new guidance to determine the impact it will have on our financial statements.

In March 2016, the FASB issued amendments to stock-based compensation accounting to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of the statement of cash flows. The amendments stipulate (a) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (b) excess tax benefits should be classified along with other tax cash flows as an operating activity, (c) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (d) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (e) cash paid by an employee when directly withholding shares for tax withholding purposes should be classified as financing activity. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning on or after December 15, 2016 and early adoption is permitted. We have early adopted all of the provisions of this update effective January 1, 2016. We have elected to recognize forfeitures as they occur and the impact of that change in accounting policy as well as the impact of the remaining provisions did not have a material impact on our financial statements.

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and the majority of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At June 30, 2016, we held cash and cash equivalents and marketable securities of $35.9 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $3.6 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $50.7 million as of June 30, 2016. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of June 30, 2016.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $9.3 million for the six months ended June 30, 2016 and an accumulated deficit of $129.0 million as of June 30, 2016, which were driven by expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure Biopharma B.V., or uniQure, which we do not expect to be significant in the near-term, we have not generated any royalty revenue from product sales and our product candidates will require substantial additional investment before they will provide us with any product royalty revenue.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the six months ended June 30, 2016, we incurred approximately $9.5 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

As of June 30, 2016, approximately 71% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars and we expect this trend to continue.

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

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics and pregabalin. We are also aware of clinical-stage development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Amgen Inc., Biogen Inc., Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, Merck & Co., Inc., or Merck, NeuroQuest Inc., and Vertex Pharmaceuticals Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors and P2X purinoceptor 3 inhibitors.

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

Our business strategy involves continued development and, where development is successful, commercialization of select successfully developed product candidates for orphan and niche indications independently. In order to execute on this strategy, we will need to build out a regulatory, sales, manufacturing, distribution and marketing infrastructure and expand our development capabilities or contract with third parties to provide these capabilities and infrastructure for us. To achieve this, we will need to identify, hire and integrate personnel who have not worked together as a group previously. We anticipate that we may need to hire additional accounting, legal and financial staff with appropriate public company experience and technical accounting and other knowledge to address the added burdens of operating as a public company. There are likely to be additional infrastructure costs associated with public company compliance as well.

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

If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cyber security breach nor experienced a material system failure, our internal computer systems and those of our contractors and consultants remain potentially vulnerable to damage from these events.

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

Any failure of uniQure or its sublicensee to successfully commercialize Glybera or revocation of Glybera’s marketing approval in the EU could have an adverse effect on our near-term operating revenue and financial condition and could result in a decline in the price of our common shares.

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

•	unanticipated serious safety concerns related to the use of any of our products and product candidates;
•	results from or delays of clinical trials of our product candidates;
•	failure to obtain or delays in obtaining or maintaining product approvals or clearances from regulatory authorities;
•	adverse regulatory or reimbursement announcements;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	the results of our efforts to discover or develop additional product candidates;
•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;
•	regulatory or legal developments in Canada, the U.S. or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to successfully commercialize our future product candidates we develop independently, if approved;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	actual or anticipated quarterly variations in our financial results or those of our competitors;
•	any change to the composition of the board of directors or key personnel;
•	sales of common shares by us or our shareholders in the future, as well as the overall trading volume of our common shares;
•	changes in the structure of healthcare payment systems;
•	commencement of, or our involvement in, litigation;
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

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations subsequently implemented by the Securities and Exchange Commission, or SEC, the applicable Canadian securities regulators and NASDAQ impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. We anticipate that we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to address the added burdens of operating as a public company. Our management and other personnel have and will continue to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it difficult and expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

As of June 30, 2016, options to purchase 1,983,674 of our common shares with a weighted-average exercise price of $7.19 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our stock-based compensation plans may have an adverse effect on the market price of our common shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On May 25, 2016, we issued 8,230 common shares, that were not registered under the Securities Act of 1933, as amended, to Genworks Inc., a consultant, pursuant to the exercise of stock options for cash consideration with exercise proceeds of approximately CAD$30,780.

The common shares issued pursuant to the exercise of options were offered, sold and issued pursuant to the Canadian prospectus exemption under section 2.42 of National Instrument 45-106 — Prospectus Exemptions, or NI 45-106, as such securities were offered, sold and issued in accordance with the terms and conditions of securities that we had previously issued. The options described above were offered, sold and issued pursuant to the Canadian prospectus exemption under section 2.24 of NI 45-106 as such securities were offered, sold and issued by us to our directors, officers, employees and consultants.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations and Comprehensive Income (Loss), (iii) Balance Sheets, and (iv) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: August 3, 2016

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations and Comprehensive Income (Loss), (iii) Balance Sheets, and (iv) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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