Form 10-Q
period 2016-09-30
Xenon Pharmaceuticals Inc.
filed 2016-11-03
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of registrant’s common shares outstanding as of October 28, 2016 was 17,893,304

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$54,135	$58,651
Marketable securities	15,356	—
Accounts receivable	595	315
Prepaid expenses and other current assets	1,264	1,900
	71,350	60,866
Prepaid expenses, long term	479	1,094
Property, plant and equipment, net	1,542	1,989
Total assets	$73,371	$63,949

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 6)	3,976	2,625
Deferred revenue	—	157
	3,976	2,782
Deferred tenant inducements	86	133
	$4,062	$2,915

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 17,892,933 (December 31, 2015 - 14,385,336)	172,886	148,634
Additional paid-in capital	34,117	33,083
Accumulated deficit	(136,704)	(119,693)
Accumulated other comprehensive loss	(990)	(990)
	$69,309	$61,034
Total liabilities and shareholders’ equity	$73,371	$63,949

Collaboration agreements (note 8)
Commitments and contingencies (note 9)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Collaboration revenue (note 8)	$412	$4,293	$1,393	$12,347
Royalties	1	1	34	3
	413	4,294	1,427	12,350
Operating expenses:
Research and development	5,965	3,793	15,432	10,889
General and administrative	1,779	1,321	5,350	8,219
	7,744	5,114	20,782	19,108
Loss from operations	(7,331)	(820)	(19,355)	(6,758)
Other income (expense):
Interest income	114	130	336	445
Foreign exchange gain (loss)	(497)	(3,137)	2,026	(5,502)
Net loss and comprehensive loss	(7,714)	(3,827)	(16,993)	(11,815)
Net loss per common share (note 4):
Basic and diluted	$(0.51)	$(0.27)	$(1.16)	$(0.83)
Weighted-average common shares outstanding (note 4):
Basic and diluted	15,268,964	14,298,612	14,690,357	14,251,006

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statement of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2014	14,181,333	$147,157	$30,346	$(103,734)	$(990)	$72,779
Net loss for the year				(15,752)		(15,752)
Stock option compensation expense			2,077			2,077
Issued pursuant to exercise of stock options	204,003	1,477	(992)	(207)		278
Fair value adjustment upon reclassification of stock options			1,652			1,652
Balance as of December 31, 2015	14,385,336	$148,634	$33,083	$(119,693)	$(990)	$61,034
Net loss for the period				(16,993)		(16,993)
Issuance of common shares, net of issuance costs (note 7a)	3,450,000	23,832				23,832
Stock option compensation expense			1,638			1,638
Issued pursuant to exercise of stock options	57,597	$420	(318)	(18)		84
Fair value adjustment upon reclassification of stock options			(286)			(286)
Balance as of September 30, 2016	17,892,933	$172,886	$34,117	$(136,704)	$(990)	$69,309
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(16,993)	$(11,815)
Items not involving cash:
Depreciation and amortization	698	754
Stock-based compensation	1,642	3,255
Deferred tenant inducements	(47)	(47)
Unrealized foreign exchange (gain) loss	(2,011)	5,486
Changes in operating assets and liabilities:
Accounts receivable	(272)	(61)
Prepaid expenses, and other current assets	1,251	(1,385)
Accounts payable and accrued expenses	992	223
Deferred revenue	(157)	(9,266)
Net cash used in operating activities	(14,897)	(12,856)

Investing activities:
Purchases of property, plant and equipment	(251)	(408)
Purchase of marketable securities	(15,365)	—
Proceeds from marketable securities	—	10,745
Net cash provided by (used in) investing activities	(15,616)	10,337

Financing activities:
Issuance of common shares pursuant to exercise of stock options	84	240
Issuance of common shares, net of issuance costs (note 7a)	23,832	—
Net cash provided by financing activities	23,916	240
Effect of exchange rate changes on cash and cash equivalents	2,081	(4,278)
Decrease in cash and cash equivalents	(4,516)	(6,557)
Cash and cash equivalents, beginning of period	58,651	72,026
Cash and cash equivalents, end of period	$54,135	$65,469

Supplemental disclosures:
Interest received	$261	$550
Supplemental disclosures of non-cash transactions:
Fair value of options exercised on a cashless basis	168	544

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

These unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2016 and 2015 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company included in the Company’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015, except as described below.

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

For the three and nine months ended September 30, 2016 and 2015, all stock options were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for those periods.

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

6.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2016	2015
Trade payables	$512	$1,088
Employee compensation, benefits, and related accruals	993	762
Consulting and contracted research	1,901	506
Professional fees	544	214
Other	26	55
Total	$3,976	$2,625

7.	Share Capital
(a)	Financing:

On September 13, 2016, the Company completed an underwritten public offering of 3,450,000 of its common shares at a public offering price of $7.50 per common share. The Company received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses.

(b)	Stock option plan:

The following table presents stock option activity for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Outstanding, beginning of period	1,983,674	1,745,018	1,721,472	1,484,218
Granted	22,044	4,100	321,444	384,538
Exercised(1)	(42,012)	(110,039)	(72,541)	(209,850)
Forfeited and expired	(4,753)	(1,905)	(11,422)	(21,732)
Outstanding, end of period	1,958,953	1,637,174	1,958,953	1,637,174
Exercisable, end of period	1,200,614	1,052,955	1,200,614	1,052,955

(1)

During the nine months ended September 30, 2016, 30,176 stock options were exercised for the same number of common shares for cash (nine months ended September 30, 2015 – 62,469). In the same period, the Company issued 27,421 common shares (nine months ended September 30, 2015 – 100,465) for the cashless exercise of 42,365 stock options (nine months ended September 30, 2015 – 147,381).

The fair value of each option granted to employees and non-employees is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average risk-free interest rate	1.33%	1.74%	1.58%	1.71%
Average expected term (in years)	6.19	6.25	6.22	6.23
Expected volatility	75%	67%	75%	75%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the nine months ended September 30, 2016 was $4.93 (nine months ended September 30, 2015 – $11.50) per option.

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

The following table is a summary of the revenue recognized from the Company’s collaborations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Teva:
Recognition of upfront payment	$—	$2,940	$—	$8,724
Research funding	29	11	87	101
Genentech:
Recognition of upfront payment	—	182	157	542
Research funding	383	910	1,149	2,730
Milestone payment	—	250	—	250
Total collaboration revenue	$412	$4,293	$1,393	$12,347

9.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $3,000 of which was paid in the year ended December 31, 2015. Of the amounts paid by the Company in 2015 in connection with the priority access agreement, $2,013 has been recorded as expenses to date for services rendered, $508 has been recorded as current prepaid expenses (December 31, 2015 – $1,010) and $479 as long-term prepaid expenses (December 31, 2015 – $1,094) for the provision of future services as at September 30, 2016.

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

Our pharmaceutical partners include Teva Pharmaceutical Industries, Ltd., or Teva (through its subsidiary, Ivax International GmbH), Genentech, a member of the Roche Group, and Merck & Co., Inc., or Merck (through its affiliate, Essex Chemie AG). Our pharmaceutical collaborations have generated in aggregate over $160.0 million in non-equity funding to date with the potential to provide us with over $1.0 billion in future milestone payments, as well as royalties and co-promotion income on product sales.

Our business was founded on our proprietary discovery platform, which we refer to as Extreme Genetics. Extreme Genetics involves the study of families where individuals exhibit inherited severe traits, or phenotypes. By identifying and characterizing single-gene defects responsible for these phenotypes, we gain insights into human disease biology to better select targets for therapeutic intervention. We believe that our Extreme Genetics discovery platform enhances the likelihood of discovering a drug target that has a major effect in humans. From these discoveries, we can gain an improved understanding of how a drug that modulates the target might act when given to a human. Our Extreme Genetics discovery platform has yielded the first approved gene therapy product in the European Union, or the EU, and we are advancing a broad proprietary development pipeline and multiple pharmaceutical partnerships:

•

Glybera, developed by our licensee uniQure Biopharma B.V., or uniQure, for the treatment of the orphan disorder lipoprotein lipase deficiency, or LPLD, is the first gene therapy product approved in the EU. In November 2015, the first patient treated with Glybera as a commercially-available gene therapy was announced by uniQure and enabled by its commercialization partner in the EU, Chiesi Farmaceutici S.p.A., or Chiesi, which has sole control over commercialization in the EU;

•

TV-45070 (formerly XEN402) is a product candidate being developed in collaboration with Teva for the treatment of pain. Teva is currently conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial in patients with post-herpetic neuralgia, or PHN, with topline results expected in the first half of 2017. TV-45070 is a topically applied small-molecule inhibitor of the sodium channel Nav1.7 and other sodium channels, including those that are expressed in the pain-sensing peripheral nervous system;

•

GDC-0276 and GDC-0310 are both oral, selective Nav1.7 small-molecule inhibitors being developed in collaboration with Genentech for the potential treatment of pain. Genentech intends to initiate a Phase 2 clinical trial in the first half of 2017. Xenon and Genentech also have an active research collaboration focused on other orally selective small molecule inhibitors of Nav1.7;

•

XEN801, a topical stearoyl Co-A desaturase-1, or SCD1, inhibitor, is being developed for the treatment of acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. Enrollment is now complete in the XEN801 Phase 2 clinical trial, which was initiated in February 2016 in patients with moderate to severe facial acne. We anticipate topline results in the first quarter of 2017; and

•

additional proprietary preclinical programs continue to advance, including a Nav1.6 sodium channel inhibitor for the treatment of rare and severe forms of childhood epilepsy disorders. We expect to identify a development candidate in 2016 and file an investigational new drug, or IND, application for our Nav1.6 inhibitor in mid-2017.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. For the nine months ended September 30, 2016, we recognized revenues, consisting primarily of funding from our collaborators of approximately $1.4 million. This compares to $12.3 million for the nine months ended September 30, 2015.

Though our revenue from our collaboration and license agreements resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had a net loss of $17.0 million for the nine months ended September 30, 2016 and an accumulated deficit of $136.7 million as of September 30, 2016, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

Recent Developments

On September 13, 2016, we completed an underwritten public offering of 3,450,000 of our common shares at a public offering price of $7.50 per common share. We received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses. The public offering also included the sale of 1,150,000 common shares at a public offering price of $7.50 per common share by certain of our existing securityholders, resulting in approximately $8.1 million of proceeds to the selling securityholders, net of underwriting discounts and commissions but before offering expenses.

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

The following table is a summary of revenue recognized from our current collaboration agreements for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Teva:
Recognition of upfront payment	$—	$2,940	$—	$8,724
Research funding	29	11	87	101
Genentech:
Recognition of upfront payment	—	182	157	542
Research funding	383	910	1,149	2,730
Milestone payment	—	250	—	250
Total collaboration revenue	$412	$4,293	$1,393	$12,347

Pursuant to the terms of our collaborative development and license agreement with Teva, we received an upfront payment of $41.0 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $41.0 million upfront payment was recognized as revenue ratably over the expected period of research performance which was the three-year period from December 2012 through December 2015.

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

The following table is a summary of our deferred revenue for our collaboration and licensing agreements as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Genentech - deferred revenue	$—	$157

As of September 30, 2016, we have recognized all deferred revenues from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$5,965	$3,793	$15,432	$10,889
General and administrative	1,779	1,321	5,350	8,219
Total operating expenses	$7,744	$5,114	$20,782	$19,108

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

There have been no material changes in our critical accounting policies and significant judgements and estimates during the nine months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on March 8, 2016. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the three and nine months ended September 30, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2016 vs. 2015	Nine Months Ended September 30,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Collaboration revenue	$412	$4,293	$(3,881)	$1,393	$12,347	$(10,954)
Royalties	1	1	—	34	3	31
Research and development expenses	5,965	3,793	2,172	15,432	10,889	4,543
General and administrative expenses	1,779	1,321	458	5,350	8,219	(2,869)
Other:
Interest income	114	130	(16)	336	445	(109)
Foreign exchange gain (loss)	(497)	(3,137)	2,640	2,026	(5,502)	7,528
Net loss	$(7,714)	$(3,827)	$(3,887)	$(16,993)	$(11,815)	$(5,178)

Revenue

Revenue decreased by $3.9 million and $11.0 million in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively. In 2015, we recognized revenues relating to the upfront payment from the collaborative agreement with Teva which was fully recognized by December 2015 as well as revenue related to the upfront payment from the March 2014 collaborative agreement with Genentech which was fully recognized by March 2016. The remaining decrease as compared to the same periods in 2015 was due to less FTE funding from Genentech as we shifted resources from supporting our collaborations to our proprietary programs.

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2016 vs. 2015	Nine Months Ended September 30,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Collaboration expenses	$491	$622	$(131)	$1,122	$2,194	$(1,072)
XEN801 expenses	2,497	1,119	1,378	4,830	2,951	1,879
Preclinical and discovery program expenses	2,977	2,052	925	9,480	5,744	3,736
Total research and development expenses	$5,965	$3,793	$2,172	$15,432	$10,889	$4,543

Research and development expenses increased by $2.2 million and $4.5 million in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively.  These increases were primarily attributable to increased spending on our preclinical and discovery programs, mostly related to our Nav1.6 sodium channel inhibitor program, as well as additional expenses for our XEN801 program which entered Phase 2 clinical development in February 2016. These increases were partially offset by a decrease in Genentech collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2016 vs. 2015	Nine Months Ended September 30,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
General and administrative expenses	$1,779	$1,321	$458	$5,350	$8,219	$(2,869)

General and administrative expenses increased by $0.5 million and decreased by $2.9 million in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively. For the nine months ended September 30, 2015, we recognized a $1.7 million expense due to the fair value adjustment upon the reclassification of stock option awards granted to directors and certain consultants to liability classification. For the three months ended September 30, 2015, we recognized a recovery of $1.0 million due to the decrease in fair value of our liability classified stock options resulting from the decline in our common share price from the preceding quarter.

The remaining change is due to one-time severance costs resulting from an internal reorganization and acceleration of stock based compensation expense for certain consultants that occurred in 2015.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and nine months ended September 30, 2016 and 2015 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2016 vs. 2015	Nine Months Ended September 30,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Other income (expense):	$(383)	$(3,007)	$2,624	$2,362	$(5,057)	$7,419

Other income (expense) changed by $2.6 million and $7.4 million in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively.  The change in other income (expense) was primarily driven by the change in foreign exchange gain (loss) arising largely from the translation of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars. We recorded foreign exchange losses of $0.5 million and $3.1 million due to a 2% and 6% decrease in the value of the Canadian dollar during the three month periods ended September 30, 2016 and 2015, respectively. During the nine month period ended September 30, 2016, we recorded a foreign exchange gain of $2.0 million as compared to a $5.5 million foreign exchange loss for the same period in 2015, largely due to a 6% increase as compared to a 13% decrease in the value of the Canadian dollar during the nine month periods ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and public offerings of our common shares as well as through the receipt of government funding. As of September 30, 2016, we had cash and cash equivalents and marketable securities of $69.5 million. In September 2016, we completed an underwritten public offering of 3,450,000 of our common shares at a public offering price of $7.50 per common share. We received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses.

We have incurred significant operating losses since inception. We had a $17.0 million net loss for the nine months ended September 30, 2016 and an accumulated deficit of $136.7 million from inception through September 30, 2016. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland, or MUN; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(14,897)	$(12,856)
Net cash provided by (used in) investing activities	(15,616)	10,337
Net cash provided by financing activities	23,916	240

Operating Activities

For the nine months ended September 30, 2016, net cash used in operating activities totaled $14.9 million, compared to $12.9 million for the same period in 2015. The change was primarily related to a $4.5 million increase in research and development expenses and a $1.6 million decrease in FTE funding from Genentech, partially offset by a $1.7 million prepayment in August 2015 to Medpace, Inc. for future clinical development services and working capital changes for the first nine months of 2016.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities totaled $15.6 million, compared to net cash provided by investing activities of $10.3 million for the same period in 2015. The change was driven primarily by the purchase of marketable securities in the nine months ended September 30, 2016 compared to the redemption of marketable securities for the same period in 2015.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities totaled $23.9 million, compared to $0.2 million for the same period in 2015.  The change was primarily related to $23.8 million of net proceeds from the issuance of common shares in an underwritten public offering completed in September 2016.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2015 were reported in our Annual Report on Form 10-K, filed with the SEC on March 8, 2016.

As of September 30, 2016, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

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

Outstanding Share Data

As of October 28, 2016, we had 17,893,304 common shares issued and outstanding and outstanding options to purchase an additional 1,958,327 common shares.

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and the majority of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At September 30, 2016, we held cash and cash equivalents and marketable securities of $32.0 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $3.2 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $69.5 million as of September 30, 2016. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of September 30, 2016.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $17.0 million for the nine months ended September 30, 2016 and an accumulated deficit of $136.7 million as of September 30, 2016, which were driven by expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the nine months ended September 30, 2016, we incurred approximately $15.4 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. For example, in September 2016, we sold 3,450,000 of our common shares at a price to the public of $7.50 per common share pursuant to our existing shelf registration statement on Form S-3 and corresponding Canadian base shelf prospectus. The incurrence of indebtedness would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Those covenants may include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of September 30, 2016, approximately 46% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars and we expect this trend to continue.

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

Our product candidates, including TV-45070, GDC-0276, GDC-0310 and XEN801, and compounds in our preclinical and discovery pipeline, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline of our common share price could result. For example, in July 2015, we and our partner Teva Pharmaceutical Industries Ltd., or Teva, announced topline results from a Phase 2b study designed to evaluate the safety and efficacy of topically applied TV-45070 in patients with chronic pain due to osteoarthritis, or OA, of the knee. Results from this trial showed that TV-45070 did not demonstrate statistically significant difference from placebo in efficacy endpoints of reductions in pain due to OA and neither we nor Teva have plans for further development of TV-45070 in OA, although clinical development of TV-45070 in post-herpetic neuralgia, or PHN, continues.

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

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics and pregabalin. We are also aware of development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Amgen Inc., Biogen Inc., Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, Merck & Co., Inc., or Merck, NeuroQuest Inc., Vertex Pharmaceuticals Inc.,Voyager Therapeutics, Inc. and Chromocell Corporation in collaboration with its partner Astellas Pharma Inc.  Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors and P2X purinoceptor 3 inhibitors.

If XEN801 were approved for the treatment of acne, we anticipate it would compete with other approved prescription acne products including topical retinoids, oral hormonal therapies, topical and oral antimicrobials, and oral isotretinoin. In addition to approved prescription therapies, there are a wide range of over-the-counter, or OTC, treatments targeted at treating acne. Additionally, there are a number of prescription products that are used “off-label” for the treatment of acne. We are also aware of several products in clinical development that could potentially compete with XEN801, including products in development from Allergan PLC, AOBiome LLC, Braintree Laboratories Inc., Cassiopea SpA, Dermira Inc., Foamix Pharmaceuticals Ltd., Galderma SA, Mimetica Pty Ltd, Novan Therapeutics, Phosphagenics Ltd, Thesan Pharmaceuticals, Inc., Valeant Pharmaceuticals, and XBiotech Inc.

The novelty of gene therapy products and their lack of a commercial track record may hinder market acceptance of Glybera among physicians, patients, healthcare payers and the medical community.

Glybera is the first gene therapy product approved in the EU, and to date only one other gene therapy product has been approved in the EU, and no gene therapy product has been approved in the U.S. Because Glybera is the first gene therapy to be marketed in the EU, gaining market acceptance and overcoming any safety or efficacy concerns may be more challenging than for a more traditional therapy. Glybera’s commercial success will depend, in part, on the success of efforts to educate the market regarding gene therapy products. In particular, the success of Glybera will depend upon physicians who treat patients with LPLD, prescribing Glybera. With respect to Glybera and any other gene therapy products we or a collaborator may develop, public perception may be influenced by claims that gene therapy is unsafe, and, if so, gene therapy may not gain the acceptance of the public or the medical community.

We have no marketed products and have not yet advanced a product candidate beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

We have no experience in Phase 3 and later stage clinical development, and related regulatory requirements or the commercialization of products. uniQure controls and has been responsible for the development and commercialization of Glybera; Teva is responsible for the on-going clinical development of TV-45070; and Genentech, a member of the Roche Group, is responsible for the on-going clinical development of GDC-0276 and GDC-0310. Accordingly, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to selectively develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we do not believe that we were a PFIC for the taxable years ended December 31, 2015 and 2014, although we could be a PFIC for the calendar year ending December 31, 2016 or in subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2016 or for future taxable years.

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

Before obtaining regulatory approvals for the commercial sale of our products, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved as products. For example, in July 2015, we and our partner Teva announced topline results from a Phase 2b study designed to evaluate the safety and efficacy of topically applied TV-45070 in patients with chronic pain due to OA of the knee. Results from this trial showed that TV-45070 did not demonstrate statistically significant difference from placebo in efficacy endpoints of reductions in pain due to OA and neither we nor Teva have plans for further development of TV-45070 in OA, although clinical development of TV-45070 in PHN continues.

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

We currently carry product liability insurance of $5,000,000 per occurrence and $10,000,000 aggregate limit. We believe our product liability insurance coverage is appropriate in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may then be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our common share price to decline and, if judgments exceed our insurance coverage, could adversely affect our future results of operations and business.

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

Our headquarters are located in Burnaby, British Columbia, Canada. We are vulnerable to natural disasters such as earthquakes that could disrupt our operations. If a natural disaster, power outage, fire or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Although we carry insurance for earthquakes and other natural disasters, we may not carry sufficient business interruption insurance to compensate us for all losses that may occur. The disaster recovery and business continuity plans we have in place currently are limited and may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of a natural disaster or earthquake, which could have a material adverse effect on our business. In addition, we may lose samples or other valuable data. The occurrence of any of the forgoing could have a material adverse effect on our business.

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

As of September 30, 2016, options to purchase 1,958,953 of our common shares with a weighted-average exercise price of $7.26 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

The trading market for our common shares is influenced by the research and reports that securities or industry analysts publish about us or our business. If too few securities or industry analysts cover our company, the trading price for our common shares would likely be negatively impacted. If securities and industry analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, our common share price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause our common share price and trading volume to decline.

Our management team has broad discretion as to the use of the net proceeds from our September 2016 public offering of common shares and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our shareholders disagree.

We have broad discretion in the application of the net proceeds to us from our September 2016 public offering of common shares. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations and Comprehensive Loss, (iii) Balance Sheets, and (iv) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: November 3, 2016

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016

XENON PHARMACEUTICALS INC.

By:	/s/ Ian Mortimer
Ian Mortimer
Chief Financial Officer, Chief Operating Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Statements of Cash Flows, (ii) Statements of Operations and Comprehensive Loss, (iii) Balance Sheets, and (iv) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

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