Form 10-K
period 2016-12-31
Xenon Pharmaceuticals Inc.
filed 2017-03-08
CIK 1582313

os

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $81.1 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant, no par value per share, as of March 3, 2017 was 17,935,982.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2017 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2016

-i-

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to find families to support our Extreme Genetics discovery platform;
•	our ability to discover genes and drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash flows to meet our needs for at least the next 12 to 24 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In this report, “we,” “our,” “us,” “Xenon,” and “the Company” refer to Xenon Pharmaceuticals Inc. and its subsidiary. Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including the Xenon logo, “Extreme Genetics” and other trademarks or service marks of Xenon. Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

Item 1.	Business

Overview

We are a clinical-stage biopharmaceutical company discovering and developing a pipeline of differentiated therapeutics for orphan indications that we intend to commercialize on our own, and for larger market indications that we intend to partner with global pharmaceutical companies. We have expertise in human genetics, small molecule drug discovery, as well as preclinical and clinical development that we intend to leverage to develop innovative therapeutics, including novel selective ion channel inhibitors.

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

Our proprietary development pipeline and pharmaceutical partnerships include:

•

XEN801 is a stearoyl Co-A desaturase-1, or SCD1, inhibitor being developed for the treatment of acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. We have completed enrollment in a Phase 2 clinical trial in patients with moderate to severe facial acne, and anticipate topline results in the latter part of the first quarter of 2017;

•

XEN901 is a potent, selective Nav1.6 inhibitor being developed for the treatment of rare infantile epileptic encephalopathies and other forms of epilepsy. We expect to file an investigational new drug, or IND, or an IND equivalent application in the fourth quarter of 2017;

•

Our collaborator Teva is developing TV-45070, which is a topical sodium channel inhibitor for the treatment of neuropathic pain. Teva is currently conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial of TV-45070 in patients with post-herpetic neuralgia, or PHN, with topline results expected in mid-2017;

•

Our collaborator Genentech has completed two Phase 1 clinical trials for GDC-0276 and GDC-0310, which are both oral, selective Nav1.7 small-molecule inhibitors. Genentech has indicated that it intends to focus its ongoing development efforts on GDC-0310. Pending a full assessment of the Phase 1 clinical results and ongoing in vivo studies, Genentech anticipates initiating a Phase 2 clinical trial in 2017 for the potential treatment of pain; and

•

Our licensee uniQure Biopharma B.V., or uniQure, has developed Glybera for the treatment of the orphan disorder lipoprotein lipase deficiency, or LPLD. Glybera was the first gene therapy product approved in the European Union, or the EU. In November 2015, the first patient treated with Glybera as a commercially available gene therapy was announced by uniQure and enabled by its commercialization partner in the EU, Chiesi Farmaceutici S.p.A., or Chiesi, which has sole control over commercialization in the EU.

Our Strategy

Our goal is to build a self-sustaining, fully-integrated and profitable company that discovers, develops and commercializes innovative therapeutics, including novel selective ion channel inhibitors, by leveraging our expertise in the genetics of rare human diseases.

Since our inception, we believe we have operated in a capital-efficient manner to build our capabilities and assets through phased growth, expansion and value creation. Prior to our November 2014 initial public offering and concurrent private placement, our last equity financing was in 2006. From 2006 to November 2014, we funded our operations and expanded our platform, product pipeline and infrastructure through a strategy which combined the deployment of our own resources and the establishment of broadly enabling and well-structured pharmaceutical partnerships with industry leaders. In September 2016, we successfully completed an underwritten public offering of 3,450,000 common shares at a public offering price of $7.50 per common share, resulting in approximately $24.3 million of proceeds to us, net of underwriting discounts and commissions but before offering expenses.

Our strategy includes:

•

Expanding our pipeline and advancing multiple discovery and development programs, either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;

•	Focusing on orphan and niche disease market opportunities that we can independently develop and commercialize ourselves.
•	Selectively establishing additional partnerships enabling us to access large commercial indications while leveraging the benefits of those collaborations to expand our internal capabilities.
•	Further leveraging our discovery platform and insights into disease biology to identify novel targets and develop next-generation products.

Our Extreme Genetics Discovery Platform

Our business was founded on our proprietary discovery platform, which we refer to as Extreme Genetics, for the discovery of validated drug targets by studying rare human diseases with extreme traits, including diseases caused by mutations in ion channels, known as channelopathies. Extreme Genetics involves the study of families where individuals exhibit inherited severe traits, or phenotypes. By identifying and characterizing single-gene defects responsible for these phenotypes, we gain insights into human disease biology to better select targets for therapeutic intervention. Our Extreme Genetics discovery platform yielded the first approved gene therapy product in the EU.

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

•	an established global network of clinical collaborators in multiple countries, which has provided us with access to rare individuals and families with severe phenotypes dispersed throughout the world.

In addition, we have built upon our global network by developing a new direct-to-patient web-based recruitment approach for identifying patients with rare or extreme phenotypes. By leveraging social media tools and allowing potential participants to directly access research studies online, we have successfully broadened the recruitment of participants for several of our research studies.

Focus on Human Channelopathies

A significant focus of our Extreme Genetics discovery platform has been on human channelopathies, enabling us to develop strong capabilities in small molecule ion channel drug discovery. Our ion channel discovery capability is founded upon our understanding of the genetics of channelopathies combined with our proprietary biology and medicinal chemistry assets and know-how. With our collaborators, we identified new binding sites on ion channels which, in turn, led to the discovery of highly-selective voltage-gated ion channel inhibitors which may have safety and efficacy advantages over non-selective inhibitors.

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

Similarly, with our collaborators from McGill University, we identified the genetic link between rare human epilepsies and mutations in the Nav1.1 sodium channel. These genetic epilepsy discoveries helped to define our therapeutic selective ion channel strategy for rare childhood epilepsies. We believe that our extensive ion channel knowledge and Extreme Genetics discovery platform provide the opportunity to validate additional ion channel targets for both prevalent and orphan indications.

Our Pipeline

Our pipeline is summarized in the following figure, which shows our own proprietary product candidates and our partnered programs:

Our Proprietary Product Candidates

XEN801 for the Treatment of Acne

XEN801 is a selective, small molecule inhibitor of SCD1 being developed for the treatment of moderate to severe acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. Mice deficient in SCD1 have a marked phenotype of sebaceous gland atrophy suggesting that inhibition of SCD1 activity in the skin may provide a novel treatment option for acne and other disorders of enlarged or overactive sebaceous glands. Published literature studying animals deficient in skin SCD1 have shown that these animals have lower levels of certain lipids produced by sebaceous glands, increased levels of retinoic acid, and increased levels of retinoic acid induced proteins including greatly elevated expression of Lipocalin-2, or LCN2, a gene which transcribes neutrophil gelatinase-associated lipocalin, or NGAL. NGAL has been shown to mediate sebaceous gland cell death and may also have antibacterial properties. LCN2 is also highly upregulated and NGAL levels increased in a human sebaceous gland cell line treated with a SCD1 inhibitor. Published reports on isotretinoin, an approved acne treatment, also support the theory that isotretinoin’s therapeutic effects are achieved in part through increasing levels of NGAL.

We have discovered and developed novel small-molecule SCD1 inhibitors to which we have sole rights. In multiple preclinical models, we have shown that our SCD1 inhibitors can reduce the size and number of sebaceous glands. XEN801 has demonstrated good properties for topical administration including formulation in a light gel and adequate skin penetration in multiple animal species.

In preclinical mouse models, XEN801 was applied topically and showed reduction in the size of sebaceous glands in the underlying skin in a time and dose dependent manner. At the vehicle treated sites, numerous normally sized lipid loaded sebaceous glands are visible whereas only very small sebaceous glands with hardly any visible lipids are present at the XEN801 treated sites. These reductions are visible after two days of twice-daily treatment and reached statistical significance after seven days (data presented in figure below), reverting to normal levels once the treatment is stopped. Skin areas distant from the XEN801 treated sites exhibit no changes in sebaceous glands, which is consistent with the observed low plasma concentrations of XEN801 and the high local concentrations found in the skin at the treated sites.

Because there are no preclinical models of acne, human sebocytes, which are the cells that make up the sebaceous glands and secrete sebum, are a useful research tool for a variety of applications including acne. In a human sebocyte cell line exposed to XEN801, we have observed an increase in NGAL expression and apoptosis with a greater than two-fold increase in the apoptosis marker caspase-3 cleavage protein (data presented in figure below).

We believe preclinical data generated with XEN801 support the clinical development of XEN801 for acne and potentially other dermatological disorders.

Clinical Development of XEN801

In September 2015, we initiated a Phase 1 clinical trial of XEN801, which was completed by the end of 2015. In the XEN801 Phase 1 clinical trial, 48 healthy volunteers were dosed for either a 14-day or 21-day treatment period. A number of different dose volumes of the 1% XEN801 drug product were evaluated in the Phase 1 clinical trial with dosing on the back and face of healthy volunteers to determine the maximum tolerated dose. As expected, the most common side effects were localized, generally mild skin reactions. No serious adverse events were observed. Maximal plasma concentrations of XEN801 were low, whereas skin biopsies from the back of subjects showed a concentration of approximately two orders of magnitude higher than the IC50. It is expected that even better penetration will be shown in the facial skin. A Phase 2 dose was selected based on favorable tolerability and skin drug concentrations.

In February 2016, we initiated a Phase 2 clinical trial in patients with moderate to severe acne. Enrollment of 165 subjects is now complete in the XEN801 Phase 2 clinical trial, which is a randomized, double-blind, multi-center, vehicle-controlled, parallel-group study designed to evaluate the efficacy, safety, tolerability and systemic exposure of XEN801 for the treatment of moderate to severe facial acne. Patients apply a gel formulation of XEN801 (or vehicle placebo) topically to their face once daily in the evening for 12 weeks with a 4-week follow up. The primary efficacy endpoint is the percent change in total (inflammatory and non-inflammatory) lesion count from baseline to week 12. Secondary endpoints include separate efficacy assessments of inflammatory lesion counts, non-inflammatory lesion counts, and Investigator's Global Assessment, or IGA, measures. Topline results from the XEN801 Phase 2 clinical trial are expected in the latter part of the first quarter of 2017.

About Acne

Acne is a multifactorial disease of the pilosebaceous unit, which are skin structures consisting of a hair follicle and its associated sebaceous gland. Increased levels of androgens, such as testosterone, which occurs during puberty cause an enlargement of the sebaceous gland that increases the amount of sebum production, a naturally occurring oil. Acne develops as a result of blockages in the hair follicles due to the sebaceous glands becoming clogged with excess sebum and dead skin cells. Under these conditions, the bacteria proprionibacterium acnes can multiply and cause the noticeable inflammatory lesions. We believe that topically applied SCD1 inhibitors will treat acne at its root cause by reducing the underlying sebaceous gland enlargement and reducing sebum production. With its association with the onset of puberty, acne prevalence peaks in late adolescence and is estimated to affect 40 to 50 million people in the U.S, of which there are approximately 11 million and 1.2 million individuals with moderate and severe acne, respectively.

Milder forms of acne are normally treated with over the counter products such as those containing benzoyl peroxide whereas moderate and severe forms of acne are often treated with the prescription drug isotretinoin. Isotretinoin is effective with the majority of patients reporting an improvement and approximately 50% of patients reporting remission of their acne. Scientific studies have shown that isotretinoin can cause apoptosis, a form of cell death, in sebaceous glands thereby reducing sebum production. Isotretinoin treatment has been associated with relatively common side effects including thin and dry skin, hair loss, severe acne flares, blood lipid and liver enzyme elevations. However, the most significant adverse event of isotretinoin is birth defects if taken by women during pregnancy or even a short time before conception due to its teratogenic potential. In 2005, the U.S. Food and Drug Administration, or FDA, approved a risk management plan for isotretinoin called iPLEDGE. Under this program, general practitioners are prohibited to prescribe isotretinoin and patients are referred to dermatologists registered and activated in the iPLEDGE program. In addition, patients are also required to register and qualify for the iPLEDGE program. Isotretinoin can only be dispensed for a 30-day supply (no refills) by a registered pharmacy. We believe that a safer alternative drug (without an onerous risk mitigation plan) that potently reduces sebum production may be a significant treatment option for moderate to severe acne.

XEN901, A Selective Small-Molecule Nav1.6 Inhibitor for the Treatment of Epilepsy Disorders

We are developing XEN901, which is a selective inhibitor of the voltage-gated sodium channel Nav1.6, for the treatment of rare infantile epileptic encephalopathies and other forms of epilepsy. We have developed considerable expertise in voltage-gated sodium channel biology and have accumulated significant experience in the development of selective sodium channel inhibitors. We expect to file an IND, or IND equivalent, application for XEN901 in the fourth quarter of 2017.

With our collaborators from McGill University, we identified the genetic link between rare human epilepsy and mutations in the Nav1.1 gene. Nav1.1 plays a critical role in the normal functioning of inhibitory pathways in the brain. The lack of fully functioning Nav1.1 and inhibitory pathways allows the brain excitatory pathways to be unopposed resulting in the severe seizures of Dravet Syndrome, which is one example of a rare infantile epileptic encephalopathy. The brain excitatory pathways are preferentially mediated by the voltage-gated sodium channel Nav1.6. Published data have shown that seizures and premature death observed in a Dravet Syndrome mouse model can be corrected when these animals are bred with a Nav1.6 knockout mouse. Therefore, if we are able to selectively inhibit Nav1.6 with a small-molecule compound, we expect to taper this neuronal excitation and thereby treat rare forms of severe childhood epilepsy.

There are other intractable, rare childhood seizures that may benefit from a selective inhibitor of Nav1.6, including rare and intractable childhood epilepsies, such as SCN8A (or Nav1.6 gain-of function) epilepsy. These patients represent potential candidates for a selective Nav1.6 inhibitor since such a compound would directly target the disease. Many distinct SCN8A mutations have been linked to seizures in humans and we have generated preclinical data showing that a number of these patient-identified Nav1.6 gain-of-function mutant channels are sensitive to our selective Nav1.6 inhibitors. In addition, using our Nav1.6 inhibitors, we have shown compelling dose dependent efficacy in a transgenic SCN8A gain-of-function mouse model of seizures.

Non-selective sodium channel blockers have long been used to treat more common epilepsies like adult partial onset epilepsy. If the block of Nav1.6 is important for the efficacy in treating these disorders, a selective Nav1.6 inhibitor might provide improved efficacy with a reduced burden of off-target adverse events. We have studied the ability of our selective Nav1.6 inhibitor compounds to protect wild type mice from seizures in the maximal electroshock seizure, or MES, animal model. The MES assay has been well validated against known anti-epileptic drugs, or AEDs, and is believed to provide a reasonable assessment of the potential activity in adult partial epilepsies. MES induced seizures in wild type mice are reduced by XEN901 in a dose dependent manner, similar to that seen in SCN8A gain-of-function mice. This suggests that the efficacy of Nav1.6 selective inhibitors may not be limited to patients with SCN8A gain-of-function mutations and could also include more prevalent adult epilepsy disorders.

New Pipeline Opportunities

Given our expertise in ion channel drug discovery, our efforts are concentrated on the identification of ion channel targets where we believe novel selective inhibitors might represent significant therapeutic advances, with a particular focus on orphan indications. We intend to expand our pipeline either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies.

Our Partnered Programs

TV-45070: A Small Molecule for the Treatment of Pain being Developed by Teva

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

In December 2012, we entered into a collaborative development and license agreement with Teva through its subsidiary Ivax, pursuant to which we granted Teva an exclusive worldwide license to develop and commercialize TV-45070. For a more detailed description of the terms of our agreement with Teva, see “—Strategic Alliances” below. Using a topical ointment formulation of TV-45070, Teva is currently conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial in patients with PHN with results expected in mid-2017. Pursuant to the terms of our agreement with Teva, Teva is obligated to complete one additional Phase 2 or later stage clinical trial.

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

Clinical Development of TV-45070

We are collaborating with Teva on the development of topical TV-45070. Teva is currently conducting a Phase 2b clinical trial in patients with PHN. Previously, we observed promising evidence of activity for TV-45070 in four Phase 2 proof-of-concept clinical trials, including two trials in the orphan disease erythromelalgia, or EM, one trial in PHN and one trial in dental pain, a form of nociceptive pain.

The previously completed PHN Phase 2 proof-of-concept trial of topical TV-45070 was studied in 70 patients. Patients enrolled into the study had refractory PHN and their average disease duration was 76.6 months. This study was a double-blind, placebo-controlled, crossover trial where topical (8% ointment) TV-45070 was administered twice daily with each patient receiving either TV-45070 or placebo for three weeks, then after a washout period, the subjects received the alternative treatment. In this study, topical TV-45070 was well-tolerated with no drug-related SAEs. The results showed there was a reduction in the primary efficacy endpoint (change from baseline in the mean daily pain score) for both TV-45070 and placebo, but the difference between treatments was not statistically significant. However, in analysis of certain secondary endpoints, there was a significantly increased proportion of TV-45070-treated patients who reported 30% or greater (p=0.049) and 50% or greater (p=0.0078) reduction in their pain compared to placebo and a retrospective exploratory analysis not described in the study protocol showed that a significant increased proportion of TV-45070-treated patients reported 30% or greater improvement in sleep (p=0.034) compared to placebo.

In addition to the promising efficacy findings from our PHN proof-of-concept trial, there are a number of key factors supporting the rationale to develop TV-45070 in PHN including:

•

We observed improved responder rates for carriers of the R1150W variant in our PHN Phase 2 proof-of-concept trial. The R1150W variant is a genetic pain biomarker believed to be related to pain susceptibility.

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

TV-45070 Phase 2b Clinical Trial in PHN

Teva is currently conducting a Phase 2b trial in patients with PHN. The Phase 2b trial, which was initiated in April 2015, is a randomized, double-blind, placebo controlled, multi-site study to evaluate the efficacy and safety of TV-45070 in patients with PHN. The study includes three treatment groups that receive doses of 4% or 8% of TV-45070 or placebo, dosed twice daily. Approximately 330 patients will be enrolled in the study, with the goal of having approximately 264 completers. Patients will be stratified into treatment groups based on their R1150W status. The primary endpoint of this study is the change from baseline to week 4 in the numeric rating scale, or NRS, scores. Secondary endpoints include additional pain measurement scores at specified daily time points, the percentage of patients with greater than 30% and greater than 50% improvement in pain scores, quality of life measurements and adverse events measurements. Topline results are expected in mid-2017.

About Post-Herpetic Neuralgia (PHN)

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

Like other forms of neuropathic pain, there is a need for improved treatments for PHN. The current leading drugs used to treat PHN suffer from low efficacy for many patients and common dose limiting side effects. It has been reported that 30% to 50% of PHN patients achieve a 30% to 50% improvement in their pain with these agents. Currently prescribed treatments include Lyrica (pregabalin) and generic forms of gabapentin, both of which target the same mechanism. Common side effects for these drugs include sleepiness, dizziness, blurred vision, edema and weight gain.

Selective Inhibitors of Nav1.7 for the Treatment of Pain being Developed by Genentech

In December 2011, we entered into a collaborative research and license agreement with Genentech and its affiliate, F. Hoffman-La Roche Ltd, or Roche, to discover and develop selective oral inhibitors of Nav1.7 for the treatment of pain. For a more detailed description of the terms of this agreement with Genentech, see “—Strategic Alliances” below.

Based on our discovery of Nav1.7 deficiency underlying CIP, we believe that Nav1.7 is a highly-validated target for the treatment of pain. In contrast to our Teva partnership that is focused on developing a topical drug that targets a number of different sodium channels, including Nav1.7, our Genentech collaboration is focused on discovering and developing an oral drug that selectively targets Nav1.7. The collaboration with Genentech has advanced two oral selective Nav1.7 inhibitors, GDC-0276 and GDC-0310, into development.

To study the effects of targeting Nav1.7 for the treatment of pain, we developed an animal model of inherited EM, or IEM, by expressing human Nav1.7 carrying a known IEM mutation in mice. These mice demonstrate a greater sensitivity to pain. Using this IEM model, as shown in the figure below, with a single dose of GDC-0276, these mice had fewer pain events demonstrating the ability of GDC-0276 to inhibit Nav1.7 in vivo.

Clinical Development

Genentech has completed two Phase 1 clinical trials for GDC-0276 and GDC-0310. Genentech has indicated that it intends to focus its ongoing development efforts on GDC-0310. Pending a full assessment of the Phase 1 clinical results and ongoing in vivo studies, Genentech anticipates initiating a Phase 2 clinical trial in 2017 for the potential treatment of pain.

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

Other Collaborative Work with Genentech

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

Glybera is the first product whose active ingredient was derived from our platform to receive commercial approval and was the first gene therapy product to be approved in the EU. The goal of Glybera therapy is to treat LPLD in order to achieve sustained improvement of clearance of triglyceride-rich lipid particles known as chylomicrons, and to significantly reduce the risk of pancreatitis attacks in patients suffering from multiple recurrent pancreatitis and abdominal pain events.

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

Commercialization of Glybera

In 2012, Glybera was approved in the EU for the orphan disorder LPLD to treat patients with severe or multiple pancreatitis attacks. In July 2013, uniQure announced that it had entered into a partnership with Chiesi for the commercialization of Glybera in the EU and more than a dozen other countries including Brazil, China, Mexico and Russia. Glybera has received both fast-track and orphan drug designations for the treatment of LPLD in both the EU and the U.S. The first patient treated with Glybera as a commercially-available gene therapy in the EU was announced by uniQure in November 2015. Although commercial sales of Glybera have now commenced, we do not expect to receive significant revenue from these sales. uniQure also disclosed in November 2015 that it will not pursue U.S. regulatory approval of Glybera in order to maintain its focus on three core therapeutic areas. uniQure has announced that it will not provide additional guidance regarding commercialization progress for Glybera. For a more detailed description of the terms of our agreement with uniQure for Glybera, see “—Strategic Alliances” below.

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

Strategic Alliances

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

Agreements with Genentech for Selective Inhibitors of Nav1.7 and Pain Genetics

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

Under the terms of the agreement, Genentech paid us an upfront fee of $10.0 million, a $5.0 million milestone payment for the selection of GDC-0276 for development and an $8.0 million milestone payment upon the approval by Health Canada of the clinical trial application, or CTA, for GDC-0276. Genentech provided funding to us for certain of our full-time equivalents, or FTEs, performing the research collaboration plan. In addition, we are eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613.0 million, comprised of up to $45.5 million in preclinical and clinical milestone payments, up to $387.5 million in regulatory milestone payments, and up to $180.0 million in sales-based milestone payments for multiple products and indications. In addition, we are eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis.

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

In May 2015, we amended the collaborative research and license agreement to leverage the work performed in our ongoing Nav1.7 pain collaboration with Genentech for use in our research and development program directed towards modulators of Nav1.6 for use in the field of treating epilepsy. Pursuant to the amendment, we obtained a worldwide, non-exclusive, revocable license under intellectual property previously licensed by us to Genentech and intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make and use certain Nav1.6 modulators for use in the field, excluding commercialization. We obtained a right of first negotiation for a certain period of time to obtain a worldwide, exclusive license under the intellectual property previously licensed by us to commercialize certain Nav1.6 modulators to treat any disease in the field. We also granted Genentech a right of first negotiation to enter into a drug research and development collaboration with us for our Nav1.6 program. Genentech can terminate the license upon 90 days’ notice after the third anniversary of the amendment or at any time upon our uncured material breach.

Pursuant to the amendment, we granted Genentech a worldwide exclusive license under intellectual property developed under our Nav1.6 program. The license permits Genentech to develop and commercialize compounds identified or first made in our Nav1.6 program for all uses outside the field of epilepsy and to develop and commercialize compounds (other than certain compounds identified or first made in our Nav1.6 program) for all uses. If Genentech reaches certain development milestones for and/or sells certain compounds identified or first made in our Nav1.6 program that are covered by a patent licensed to Genentech under the amendment, products containing such compound would be included in the products subject to the royalty and milestone obligations payable to us under the original agreement. The collaborative research and license agreement was amended in December 2015 to extend the term of the research program and, in March 2016, the agreement was amended again, pursuant to which we obtained a non-sublicensable, non-transferable, royalty free, non-exclusive license to make, use and test certain collaboration compounds developed under the Nav1.7 collaboration for internal research purposes during the term of the collaboration.

In March 2014, we entered into an additional agreement with Genentech for pain genetics, where we intend to use our Extreme Genetics discovery platform to focus on identifying genetic targets associated with rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. Pursuant to the terms of this agreement, any intellectual property arising out of the collaboration will be jointly owned by us and Genentech. We have also granted Genentech a time-limited, exclusive right of first negotiation on a target-by-target basis to form joint drug discovery collaborations. Under the terms of this agreement, Genentech paid us an upfront payment of $1.5 million, a $0.25 million milestone payment related to the identification of a novel pain target in September 2015, and we are eligible for an additional $1.75 million in milestone payments. The agreement terminates upon the expiration of Genentech’s time-limited, exclusive right of first negotiation which shall be exercisable for two years. Genentech may terminate the agreement with three months advance notice anytime on or after the 12 month anniversary of the effective date of the agreement, and each party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days. In March 2016, the research term for this agreement was extended until March 2017.

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

Under the terms of the agreement, we are eligible to receive mid single-digit royalties on net sales of the licensed products, for sales made by uniQure and its affiliates. The royalty rates are reduced to a low single-digit for sales made by uniQure and its affiliates in countries where a licensed technology or a licensed product is not covered by a valid patent claim. Such royalties are payable until the expiration of the last licensed patent from UBC. With respect to uniQure’s sublicense to Chiesi, we are eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from Chiesi (for example upfront payments and milestone payments), a percentage in the low twenties of any royalties that uniQure receives from Chiesi based on sales of technology or products covered by the licensed patents, plus a mid single-digit percentage of certain further royalties that uniQure receives from Chiesi based on sales of our licensed technology or products after the expiration of all licensed patents covering the licensed technology or products during the period expiring ten years after the date of the first sale by or on behalf of Chiesi. If uniQure grants a sublicense to a third party other than to Chiesi, then we are eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from such sublicensee (for example upfront payments and milestone payments), plus a percentage in the low twenties of any royalties that uniQure receives from such sublicensee based on sales of technology or products covered by the licensed patents. Although commercial sales of Glybera commenced in the fourth quarter of 2015, we do not expect to receive significant revenue from these sales. Furthermore, royalties we are eligible to receive pursuant to our agreement with uniQure, including royalties related to sales made by Chiesi, are subject to customary royalty stacking deductions in the event that uniQure, or any of its sublicensees, have to license other technologies in order to commercialize Glybera.

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

Through December 31, 2016, we have paid to UBC upfront fees, milestone payments, and royalties totaling CAD$275,000 and are obligated to pay a certain additional milestone payment of approximately CAD$200,000 for Glybera and further milestone payments of CAD$322,500 for each subsequent product, if any, developed pursuant to our sublicensing agreement with uniQure.

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

Under the terms of the agreement, Merck had the option to obtain an exclusive license under certain intellectual property controlled by us to develop and commercialize compounds and products directed to targets in the research program, which has now expired. In June 2012, Merck exercised its option and paid us $2.0 million to obtain such a worldwide exclusive license to develop and commercialize compound inhibitors of a target that was identified using our Extreme Genetics discovery platform. Through December 31, 2016, we have received milestone payments and an option fee totaling $9.0 million, and we are eligible for further research, development and regulatory milestone payments of up to $64.0 million, comprised of $21.0 million in preclinical and clinical milestone payments and up to $43.0 million in regulatory milestone payments for products directed to the licensed target, as well as royalties from the mid to high single-digit range in countries where such products are covered by a valid composition or method of use claim of a Xenon or Merck patent or, if not covered by such claims, royalties in the mid single-digit range for ten years after first commercial sale of such products.

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

Intellectual Property

As part of our business strategy, we generally file patent applications disclosing and claiming drug targets and their novel uses, novel compositions that modulate such targets, methods of making and using such compositions and various therapeutic formulations of such compositions that cover our product candidates. In some cases, we also file claims on screening assays as well as compositions and methods for use in diagnosing certain diseases. We generally file applications in the U.S., Canada, the EU and other commercially significant foreign jurisdictions. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

As of December 31, 2016, we owned, co-owned or licensed 61 issued or allowed U.S. patents and approximately 23 pending U.S. patent applications, including provisional and non-provisional filings. We also owned, co-owned or licensed an additional 730 pending and granted counterpart applications worldwide, including 206 country-specific validations of 13 European patents.

As of December 31, 2016, we owned 17 issued U.S. patents and five pending U.S. patent applications related to TV-45070, and methods of making and using this and certain related compounds. The issued patents are expected to expire between 2026 and 2034 (absent any extensions of term). In addition, we have 92 foreign issued patents (exclusive of European patent national validations) and have filed 137 pending corresponding applications in various foreign jurisdictions relating to TV-45070 and certain related compounds.

As of December 31, 2016, we, together with Genentech, co-owned one allowed U.S. patent application, one pending U.S. patent application and 23 pending counterpart patent applications worldwide relating to GDC-0310 and methods of making and using this and certain related compounds. Any patents issuing from these applications are expected to expire in 2034 (absent any extensions of term).

We have in-licensed from UBC patents related to Glybera, and methods of making and using Glybera. These include U.S. Patent No. 9,290,751, European Patent No. 1,200,117, Japanese Patent No. 5,095,894 and Canadian Patent No. 2,370,081, all of which are expected to expire in June 2020 (absent any extensions of term). In addition, U.S. Patent No. 6,814,962 has claims directed to the use of various recombinant viruses containing LPL coding sequences to treat various pathologies and is expected to expire in November 2020 (absent any extensions of term).

As of December 31, 2016, we owned or co-owned four issued U.S. patents related to XEN801, and methods of making and using this and certain related compounds. These issued patents are expected to expire between 2024 and 2025 (absent any extensions of term). In addition, we have 30 foreign issued patents (exclusive of European patent national validations) and have six pending corresponding applications in various foreign jurisdictions relating to XEN801 and certain related compounds. We have also filed a further U.S. provisional application directed to pharmaceutical compositions containing XEN801 and their associated methods of use. We intend to convert this U.S. provisional application into corresponding U.S. non-provisional and PCT applications in 2017, any patents issuing from which would be expected to expire in 2037 (absent any extensions of term).

As of December 31, 2016, we have filed four U.S. provisional applications directed to selective inhibitors of Nav1.6 and their associated methods of use. We intend to convert these U.S. provisional applications into corresponding U.S. non-provisional and PCT applications in 2017, any patents issuing from which would be expected to expire in 2037 (absent any extensions of term).

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

TV-45070 and GDC-0310 Competition

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics, gabapentin, and pregabalin. We are also aware of development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Amgen Inc., AstraZeneca PLC, Biogen Inc., Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, Merck, NeuroQuest Inc., Vertex Pharmaceuticals Inc., Voyager Therapeutics, Inc. and Chromocell Corporation in collaboration with its partner Astellas Pharma Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors, and Nav1.8 inhibitors.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Both TV-45070 and Glybera have received orphan drug designation from the FDA. We have also received orphan drug designation from the FDA for flunarizine, a drug we are evaluating internally for the potential treatment of hemiplegic migraine. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Global Anti-Corruption Laws

The U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act, the U.S. Travel Act, the OECD Anti-Bribery Convention, Title 18 United States Code section 201, and any other applicable domestic or foreign anti-corruption or anti-bribery laws to which we are subject prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We may also be held liable for the acts of our third party agents under the U.S. Foreign Corrupt Practices Act and Canadian Corruption of Foreign Public Officials Act and other applicable anti-corruption and anti-bribery laws. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions or sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.

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

The Trump administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and the pharmaceutical industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our result of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Employees

As of December 31, 2016, we had 94 employees, including 88 full-time employees. Of our employees, 61 were primarily engaged in research and development, and 30 of whom hold a Ph.D. or M.D. (or equivalent) degree. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Research and Development

We have committed, and expect to continue to commit, significant resources to developing new product candidates. We have assembled an experienced research and development team with scientific and clinical development personnel. Our research and development expenses for the years ended December 31, 2016, 2015, and 2014 were $19.8 million, $15.2 million, and $11.8 million, respectively.

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

Corporate Information

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187 of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We have one wholly-owned subsidiary as at December 31, 2016, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. Our principal executive offices are located at 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on The NASDAQ Global Market under the symbol “XENE.”

Where You Can Find Additional Information

We make available free of charge through our investor relations website, http://www.xenon-pharma.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the U.S. Securities and Exchange Commission, or SEC. These reports may also be obtained without charge by contacting Investor Relations, Xenon Pharmaceuticals Inc., 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, e-mail: investors@xenon-pharma.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov. Additional information related to Xenon is also available on SEDAR at www.sedar.com.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $23.0 million for the year ended December 31, 2016 and an accumulated deficit of $142.7 million as of December 31, 2016, which were driven by expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure Biopharma B.V., or uniQure, which we do not expect to be significant, we have not generated any royalty revenue from product sales and our product candidates will require substantial additional investment before they will provide us with any product royalty revenue.

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

•	create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

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

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. Commercial sales of Glybera commenced in November 2015, but we do not expect to receive significant revenue from these sales. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. Although we were profitable for the years ended December 31, 2014 and 2013, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

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

The scope of our future revenue will also depend upon the size of any markets in which our product candidates receive approval and the availability of insurance coverage and the availability and amount of reimbursement from third-party payers for Glybera and future products, if any. If we are unable to achieve sufficient revenue to become profitable and remain so, our financial condition and operating results will be negatively impacted, and our market price might be harmed.

We will likely need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2016, we incurred approximately $19.8 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

Our current cash and cash equivalents and marketable securities are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting preclinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
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

As of December 31, 2016, approximately 44% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars.

Prior to December 31, 2014, our functional currency was the Canadian dollar. On January 1, 2015, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of the changes in the primary economic environment in which we operate. As a result, changes in the exchange rate between the Canadian dollar and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, to the extent that foreign currency-denominated (i.e., non-U.S. dollar) monetary assets do not equal the amount of our foreign currency denominated monetary liabilities, foreign currency gains or losses could arise and materially impact our financial statements. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the market price of our common shares could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. For example, we maintain a natural currency hedge against fluctuations in the U.S./Canadian foreign exchange rate by matching the amount of U.S. dollar and Canadian dollar investments to the expected amount of future U.S. dollar and Canadian dollar obligations, respectively. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

Risks Related to Our Business

We, or our collaborators, may fail to successfully develop our product candidates.

Our product candidates, which include TV-45070, GDC-0310, XEN801, along with XEN901 and other compounds in our preclinical and discovery pipeline, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline of our common share price could result.

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

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics, gabapentin, and pregabalin. We are also aware of development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Amgen Inc., AstraZeneca PLC, Biogen Inc., Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, Merck & Co., Inc., or Merck, NeuroQuest Inc., Vertex Pharmaceuticals Inc., Voyager Therapeutics, Inc. and Chromocell Corporation in collaboration with its partner Astellas Pharma Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors, and Nav1.8 inhibitors.

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

We have no marketed proprietary products and have not yet advanced a product candidate beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

We have no experience in Phase 3 and later stage clinical development, and related regulatory requirements or the commercialization of products. Teva Pharmaceutical Industries Ltd., or Teva, is responsible for the on-going clinical development of TV-45070; Genentech, a member of the Roche Group, is responsible for the on-going clinical development of GDC-0310; and uniQure controls and has been responsible for the development and commercialization of Glybera. Accordingly, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to selectively develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

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

If we are not successful in discovering product candidates in addition to TV-45070, GDC-0310, XEN801 and XEN901, our ability to expand our business and achieve our strategic objectives may be impaired.

We use our discovery platform to identify validated drug targets and develop new product candidates. To date, our discovery platform has yielded one approved product, Glybera, and multiple development candidates, including TV-45070, GDC-0310, XEN801 and XEN901. Use of our discovery platform requires substantial technical, financial and human resources, regardless of whether we identify any novel drug targets. Our discovery platform may initially show promise in identifying additional potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization. Such failure may occur for many reasons, including the following: any product candidate may, on further study, be shown to have serious or unexpected side effects or other characteristics that indicate it is unlikely to be safe or otherwise does not meet applicable regulatory criteria; and any product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all.

If we are unable to identify additional product candidates suitable for clinical development and commercialization, we may not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact the market price of our common shares.

Our approach to drug discovery is unproven, and we do not know whether we will be able to develop any products of commercial value.

Our discovery platform may not reproducibly or cost-effectively result in the discovery of product candidates and development of commercially viable products that safely and effectively treat human disease.

There are various challenges in utilizing our discovery platform to successfully identify novel drug targets, including locating families suffering from rare disorders and severe phenotypes, entering into agreements with foreign collaborators, complying with various domestic and foreign privacy laws, accessing required technologies in a timely manner and transporting DNA across national borders.

To date, only Glybera has been both developed using our discovery platform and approved for commercial sale. If the use of our discovery platform fails to identify novel targets for drug discovery, or such targets prove to be unsuitable for treating human disease, or we are unable to develop product candidates with specificity and selectivity for such targets, we will fail to develop viable products. If we fail to develop and commercialize viable products, we will not achieve commercial success.

We may encounter difficulties in managing our growth, including headcount, and expanding our operations successfully.

Our business strategy involves continued development and, where development is successful, commercialization of select product candidates for orphan and niche indications independently. In order to execute on this strategy, we will need to build out a regulatory, sales, manufacturing, distribution and marketing infrastructure and expand our development capabilities or contract with third parties to provide these capabilities and infrastructure for us. To achieve this, we will need to identify, hire and integrate personnel who have not worked together as a group previously.

As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties.

Drs. Simon Pimstone and Y. Paul Goldberg each devote a small amount of their time to clinical work outside of their duties at our company, conducting, generally, two to three outpatient clinics per month on average. Future growth will impose significant added responsibilities on members of management, and our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.

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

We could experience difficulties attracting and retaining qualified employees as competition for qualified personnel in the biotechnology and pharmaceutical field is intense. We are highly dependent upon our senior management, particularly Dr. Pimstone, our Chief Executive Officer and President and Mr. Ian Mortimer, our Chief Financial Officer and Chief Operating Officer, as well as other employees. The loss of services of any of these individuals or one or more of our other members of senior management could materially delay or even prevent the successful development of our product candidates.

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

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cybersecurity breach nor experienced a material system failure, our internal computer systems and those of our contractors and consultants remain potentially vulnerable to damage from these events.

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we do not believe that we were a PFIC for the taxable years ended December 31, 2016, 2015 and 2014, although we could be a PFIC for the calendar year ending December 31, 2017 or in subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2017 or for future taxable years.

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

We may become subject to income tax in jurisdictions in which we are organized or operate, which would reduce our future earnings.

There is a risk that we may become subject to income tax in jurisdictions outside of Canada and the United States, if under the laws of any such jurisdiction, we are considered to be carrying on a trade or business there or earn income that is considered to be sourced there and we do not qualify for an exemption. In jurisdictions where we do not believe we are subject to tax, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years to examination. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by us, the result of which could have a material adverse effect on our operating results and financial condition.

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

Our product candidates – including TV-45070 and GDC-0310 for the treatment of pain, XEN801 for the treatment of acne, and XEN901 for the treatment of epilepsy disorders – target novel molecular mechanisms. Regulatory authorities may require more extensive studies of the long-term effects of such product candidates for regulatory approval, which could delay development of our product candidates or our future product candidates based on novel mechanisms.

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

In the case of some of our product candidates, we are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and, in some cases our clinical trials use novel end points and measurement methodologies or subjective patient feedback, which adds a layer of complexity to our clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. For example, clinical trials for pain, the indication for which TV-45070 and GDC-0310 are being developed, are inherently difficult to conduct. The primary measure of pain is subjective patient feedback, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The placebo effect also tends to have a more significant impact on pain trials.

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

The limited patient populations in orphan and niche indications present significant recruitment challenges for clinical trials. As an example of a rare childhood epilepsy disorder, the prevalence of Dravet Syndrome is estimated to be 7,500-15,000 patients in the U.S. It is estimated that the population of SCN8A epilepsy represents an even smaller subset amongst rare, childhood epilepsies when compared to Dravet Syndrome; however a full understanding of this population size is still unknown. Many of these patients may not be suitable or available for clinical trials. This means that we or our collaborators generally will have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. TV-45070 has received both fast track and orphan drug designations for the treatment of erythromelalgia, or EM, from the FDA, and flunarizine, a drug we are evaluating internally for the potential treatment of hemiplegic migraine, has received orphan drug designation from the FDA. If we seek orphan drug designations for other indications or in other jurisdictions, such as for TV-45070 in the EU, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

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

We work with outside scientists and their institutions in executing our business strategy of developing product candidates using our discovery platform. These scientists may have other commitments or conflicts of interest, which could limit our access to their expertise and harm our ability to leverage our discovery platform.

We work with scientific advisors and collaborators at academic research institutions in connection with our discovery platform. These scientific advisors serve as our link to the various families with extreme phenotypes in that these advisors may:

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

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a licensure framework for follow-on biologic products;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

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

The Trump administration and Congress are also expected to attempt broad sweeping changes to the current health care laws, including PPACA. The impact of those changes on us and the pharmaceutical industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our result of operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

We have no control over the resources, time and effort that our collaborators may devote to our programs and limited access to information regarding or resulting from such programs. We are dependent on Teva, Genentech, and Merck to fund and conduct the research and any clinical development of product candidates under our collaboration with each of them, and for the successful regulatory approval, marketing and commercialization of one or more of such products or product candidates and on uniQure, and its licensee Chiesi to successfully commercialize Glybera. Such success will be subject to significant uncertainty.

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

We and our CROs are required to comply with cGCP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. For example, one of the sites that participated in our XEN801 Phase 2 clinical acne trial was recently the subject of a routine inspection by Health Canada, which is still currently in progress. The initial inspection deficiencies that were identified are related to the sponsor obligations around good clinical practices and records. We expect to receive a written report from Health Canada with more detail in the coming weeks, and we will have an opportunity to respond with proposed corrective actions, if necessary. Given the nature of these deficiencies, we do not believe that any of the findings have an impact on the integrity of the data, safety of the trial subjects or the overall validity of the trial. If we or any of our CROs fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA could determine that any of our clinical trials fail or have failed to comply with applicable cGCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, and our clinical trials may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees or licensors. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. Currently, some of these rights relating to the patent portfolios for TV-45070, GDC-0310, Glybera and some of our earlier stage product candidates are held by our collaborators.

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

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our discovery platform, business strategy and product candidates in order to protect our competitive position, which are difficult to protect. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory or clinical development services or potential strategic collaborators. In addition, each of our employees and consultants is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. Our employees, consultants, contractors, business partners or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information in breach of these confidentiality agreements or our trade secrets may otherwise be misappropriated. Our collaborators might also have rights to publish data and we might fail to apply for patent protection prior to such publication. It is possible that a competitor will make use of such information, and that our competitive position will be compromised. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information would be jeopardized, which would adversely affect our competitive position.

Patent reform legislation and recent court decisions could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has developed and implemented regulations and procedures to govern administration of the Leahy-Smith Act, and substantive changes to patent law associated with the Leahy-Smith Act. The full effect of these changes is currently unclear as the courts have yet to address these provisions and the applicability of the Leahy-Smith Act and new regulations on specific patents, including our patents discussed herein, have not been determined and would need to be reviewed. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. As a result, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, all of which could have a material adverse effect on our business and financial condition. On June 13, 2013, the U.S. Supreme Court decision in Association for Molecular Pathology v. Myriad Genetics, Inc., held that isolated DNA sequences are not patentable. In December 2014, the USPTO issued its Interim Guidance on Patent Subject Matter Eligibility, in which it extended Myriad's "marked difference" standard for patent subject matter eligibility to all potential natural products. This standard applies to patent claims that recite not only nucleic acids (such as DNA in Myriad), but also other subject matter that could be considered a natural product, such as peptides, proteins, extracts, organisms, antibodies, chemicals, and minerals. As a consequence of the Myriad decision and the USPTO’s Interim Guidance, if any of our future product candidates utilize isolated DNA, peptides, proteins or the like, we will not be able to obtain patents in the U.S. claiming such novel gene targets that we discover, which could limit our ability to prevent third parties from developing drugs directed against such targets.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates, and we will face an even greater risk if we commercialize any product candidates. For example, we may be sued if any of our product candidates, including any that are developed in combination therapies, allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. There is also risk that third parties we have agreed to indemnify could incur liability. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or any resulting products;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability to commercialize our product candidates; and
•	a decline in the market price of our common shares.

We currently carry product liability insurance of $10,000,000 per occurrence and $10,000,000 aggregate limit. We believe our product liability insurance coverage is appropriate in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may then be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause the market price of our common shares to decline and, if judgments exceed our insurance coverage, could adversely affect our future results of operations and business.

Patients with certain of the diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening conditions. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market those product candidates, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Our Common Shares

The market price of our common shares may be volatile, and purchasers of our common shares could incur substantial losses.

The market price of our common shares has fluctuated in the past and is likely to be volatile in the future. As a result of this volatility, investors may experience losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

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

Future sales of our common shares in the public market could cause the market price of our common shares to fall.

The market price of our common shares could decline as a result of sales of a large number of our common shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

In addition, in the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause the market price of our common shares to decline.

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

U.S. civil liabilities may not be enforceable against us, our directors, or our officers.

We are governed by the CBCA and our principal place of business is in Canada. Many of our directors and officers reside outside of the U.S., and all or a substantial portion of their assets as well as all or a substantial portion of our assets are located outside the U.S. As a result, it may be difficult for investors to effect service of process within the U.S. upon us and certain of our directors and officers or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the U.S. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the U.S. may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common shares held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. Investors could find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the market price of our common shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our common shares.

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

Future sales and issuances of our common shares or rights to purchase common shares, including pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common shares to fall.

As of December 31, 2016, options to purchase 1,910,823 of our common shares with a weighted-average exercise price of $7.32 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Our common shares are listed on NASDAQ under the trading symbol “XENE.” Our securities may fail to meet the continued listing requirements to be listed on NASDAQ. If NASDAQ delists our common shares from trading on its exchange, we could face significant material adverse consequences, including:

•	significant impairment of the liquidity for our common shares, which may substantially decrease the market price of our common shares;
•	a limited availability of market quotations for our securities;
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

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the market price of our common shares and the trading volume of our common shares could decline.

The trading market for our common shares is influenced by the research and reports that securities or industry analysts publish about us or our business. If too few securities or industry analysts cover our company, the market price of our common shares would likely be negatively impacted. If securities and industry analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the market price of our common shares would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause the market price of our common shares and the trading volume of our common shares to decline.

Our management team has broad discretion as to the use of the net proceeds from our September 2016 public offering of common shares and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our shareholders disagree.

We have broad discretion in the application of the net proceeds to us from our September 2016 public offering of common shares. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Our headquarters are located in Burnaby, British Columbia, where we occupy approximately 41,332 square feet of office and laboratory space. The term of the lease expires in March 2022. We currently pay an aggregate of approximately $95,496 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $68,623.

Our temporary U.S. office is located in Boston, Massachusetts, where we occupy on a month-to-month basis approximately 134 square feet.

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

	High	Low
Year Ended December 31, 2017
First Quarter (through March 3, 2017)	$8.95	$7.70
Year Ended December 31, 2016
Fourth Quarter	$8.75	$7.35
Third Quarter	$8.56	$5.88
Second Quarter	$7.72	$5.65
First Quarter	$8.42	$6.31
Year Ended December 31, 2015
Fourth Quarter	$10.07	$7.25
Third Quarter	$11.75	$7.94
Second Quarter	$17.50	$11.43
First Quarter	$23.50	$14.03

On March 3, 2017, the last reported sale price of our common shares was $8.60 per share.

Holders

As of March 3, 2017, there were approximately 176 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following stock performance graph illustrates a comparison of the total cumulative shareholder return on our common shares from November 5, 2014, which is the date our common shares commenced trading on The NASDAQ Global Market, through December 31, 2016, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on November 5, 2014, and that any dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2016, we did not issue or sell any of our common shares or other equity securities pursuant to unregistered transactions in reliance upon exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected Statements of Operations Data for the years ended December 31, 2016, 2015 and 2014 and Balance Sheet Data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Statements of Operations Data for the years ended December 31, 2013 and 2012 and Balance Sheet Data as of December 31, 2014, 2013 and 2012 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. Our audited annual consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. Generally Accepted Accounting Principles.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands except per share amounts)
Statement of Operations Data:
Revenue:
Collaboration revenue	$1,767	$15,573	$28,366	$27,352	$14,300
Royalties	36	4	4	4	8
	1,803	15,577	28,370	27,356	14,308
Operating expenses:
Research and development	19,828	15,152	11,768	12,303	10,455
General and administrative	6,792	9,786	5,496	5,341	7,006
Total operating expenses	26,620	24,938	17,264	17,644	17,461
Income (loss) from operations	(24,817)	(9,361)	11,106	9,712	(3,153)
Other income (expense):
Interest income	504	542	568	338	144
Interest expense	—	—	—	(64)	(93)
Foreign exchange gain (loss)	1,316	(6,933)	1,344	2,035	(169)
Gain (loss) on write-off and disposal of assets	—	—	—	11	(1,030)
Net income (loss)	(22,997)	(15,752)	13,018	12,032	(4,301)
Net income attributable to participating securities	—	—	—	8,199	—
Net income (loss) attributable to common shareholders	$(22,997)	$(15,752)	$13,018	$3,833	$(4,301)
Net income (loss) per share—basic (1)	$(1.48)	$(1.10)	$4.11	$2.87	$(3.24)
Net income (loss) per share—diluted (1)	$(1.48)	$(1.10)	$3.28	$1.91	$(3.24)
Weighted-average common shares outstanding used in computing basic net income (loss) per share (1)	15,493	14,282	3,166	1,338	1,327
Weighted-average common shares outstanding used in computing diluted net income (loss) per share (1)	15,493	14,282	3,964	2,009	1,327
(1)

See Note 3(m) to our consolidated financial statements appearing elsewhere in this report for an explanation of the method used to calculate basic and diluted net income (loss) per common share and the weighted-average number of common shares used in computation of the per common share amounts.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$64,146	$58,651	$84,041	$49,276	$60,162
Working capital	62,159	58,084	70,656	31,666	41,507
Total assets	67,487	63,949	87,418	54,487	63,305
Notes payable	—	—	—	—	1,665
Redeemable convertible preferred shares	—	—	—	102,488	102,488
Total shareholders’ equity (deficit)	63,901	61,034	72,779	(78,372)	(89,865)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with Part II, Item 6 — “Selected Financial Data” and our consolidated financial statements and notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption Part I, Item 1A — “Risk Factors.” Throughout this discussion, unless the context specifies or implies otherwise, the terms “Xenon,” “we,” “us,” and “our” refer to Xenon Pharmaceuticals Inc. and its subsidiary.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing a pipeline of differentiated therapeutics for orphan indications that we intend to commercialize on our own, and for larger market indications that we intend to partner with global pharmaceutical companies. We have expertise in human genetics, small molecule drug discovery, as well as preclinical and clinical development that we intend to leverage to develop innovative therapeutics, including novel selective ion channel inhibitors.

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

Our proprietary development pipeline and pharmaceutical partnerships include:

•

XEN801 is a stearoyl Co-A desaturase-1, or SCD1, inhibitor being developed for the treatment of acne. SCD1 is an enzyme involved in lipid synthesis that is expressed in sebaceous glands in the skin. We have completed enrollment in a Phase 2 clinical trial in patients with moderate to severe facial acne, and anticipate topline results in the latter part of the first quarter of 2017;

•

XEN901 is a potent, selective Nav1.6 inhibitor being developed for the treatment of rare infantile epileptic encephalopathies and other forms of epilepsy. We expect to file an investigational new drug, or IND, or an IND equivalent application in the fourth quarter of 2017;

•

Our collaborator Teva is developing TV-45070, which is a topical sodium channel inhibitor for the treatment of neuropathic pain. Teva is currently conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial of TV-45070 in patients with post-herpetic neuralgia, or PHN, with topline results expected in mid-2017;

•

Our collaborator Genentech has completed two Phase 1 clinical trials for GDC-0276 and GDC-0310, which are both oral, selective Nav1.7 small-molecule inhibitors. Genentech has indicated that it intends to focus its ongoing development efforts on GDC-0310. Pending a full assessment of the Phase 1 clinical results and ongoing in vivo studies, Genentech anticipates initiating a Phase 2 clinical trial in 2017 for the potential treatment of pain; and

•

Our licensee uniQure Biopharma B.V., or uniQure, has developed Glybera for the treatment of the orphan disorder lipoprotein lipase deficiency, or LPLD. Glybera was the first gene therapy product approved in the European Union, or the EU. In November 2015, the first patient treated with Glybera as a commercially available gene therapy was announced by uniQure and enabled by its commercialization partner in the EU, Chiesi Farmaceutici S.p.A., or Chiesi, which has sole control over commercialization in the EU.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. For 2016, 2015, and 2014, we recognized revenues of approximately $1.8 million, $15.6 million, and $28.4 million, respectively, consisting primarily of funding from our collaborators. Though our revenue from our collaboration and license agreements resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had net losses of $23.0 million for the year ended December 31, 2016 and an accumulated deficit of $142.7 million as of December 31, 2016, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure, which we do not expect to be significant, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. We expect that our revenue in the near term will be substantially dependent on our collaboration agreements. Given the uncertain nature of clinical development of our current and future product candidates and the commercialization of current and future products, we cannot predict when or whether we will receive further milestone payments under our current or future collaboration agreements or whether we will be able to report either revenue or net income in future years.

We expect to continue to incur significant expenses and operating losses for at least the next 12 to 24 months. We anticipate that our expenses will increase as we:

•

continue our research and preclinical and clinical development of our product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;

•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•	make milestone and other payments under our in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract, hire and retain skilled personnel; and
•	create additional infrastructure to support our operations and otherwise.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. In addition, we have received nominal royalties from a diagnostic license. Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure, which we do not expect to be significant, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. We have entered into several collaboration agreements, the most significant of which, with respect to revenue, are described at “Business – Strategic Alliances” and “Note 9” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for each of the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
uniQure:
Milestone payment	$—	$—	$14
Teva:
Recognition of upfront payment	—	10,897	12,255
Research funding	116	112	333
Genentech:
Recognition of upfront payments	157	725	3,603
Research funding	1,494	3,589	4,248
Milestone payments	—	250	7,913
Total collaboration revenue	$1,767	$15,573	$28,366

Through December 31, 2016, we had recognized upfront fees and milestone payments totaling CAD$1.1 million, pursuant to our sublicense and research agreement with uniQure. We are eligible to receive certain additional milestone payments of less than CAD$1.0 million for Glybera and for each subsequent product, if any, developed pursuant to the agreement.

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

As our other internal and partnered products are in various stages of clinical and preclinical development, we do not expect to generate any revenue from product sales other than from our share of revenue related to our agreement with uniQure, which we do not expect to be significant, for at least the next several years. We expect that revenue for the next several years will be derived from milestone payments under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

The following table is a summary of our deferred revenue for our collaboration and licensing agreements as of December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Teva	$—	$—	$10,897
Genentech	—	157	882
Total deferred revenue	$—	$157	$11,779

As of December 31, 2016, we have recognized all deferred revenues from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$19,828	$15,152	$11,768
General and administrative	6,792	9,786	5,496
Total operating expenses	$26,620	$24,938	$17,264

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our other proprietary product candidates, as well as to support research and development on our product candidates in collaboration with Teva and Genentech.

Research and development expenses consist of costs incurred in performing research and development activities, including salary, related benefits and stock-based compensation for employees engaged in scientific research and development, third-party contract costs relating to research, formulation, manufacturing, preclinical studies and clinical trial activities, third-party license and collaboration fees, laboratory consumables and allocated facility-related and information technology costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary, related benefits and stock-based compensation of our executive, finance, legal, business development and administrative functions, travel expenses, allocated facility-related and information technology costs not otherwise included in research and development expenses, director compensation, director’s and officer’s insurance premiums, investor relations costs and professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection. General and administrative expenses also include fair value adjustments of certain liability classified stock option awards.

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

Foreign Exchange Gain (Loss). On January 1, 2015, our functional currency changed from the Canadian dollar to the U.S. dollar based on our analysis of the changes in the primary economic environment in which we operate. For the years ended December 31, 2016 and 2015, net foreign exchange gains and losses consisted of gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that were denominated in currencies other than the U.S. dollar (principally the Canadian dollar) whereas for the year ended December 31, 2014, net foreign exchange gains and losses consisted of gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that were denominated in currencies other than the Canadian dollar (principally the U.S. dollar). We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations. See “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk” below for additional information.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the U.S., or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expenses incurred during the reported periods. We base estimates on our historical experience, known trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are revenue recognition, research and development costs and stock-based compensation. See “Note 3” of the consolidated financial statements for additional information.

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

We grant stock options to employees, directors and officers pursuant to our stock option plan. Compensation expense is recorded using the fair value method. We calculate the fair value of stock options using the Black-Scholes option-pricing model which requires that certain assumptions, including the expected life of the option and expected volatility of the stock, be estimated at the time that the options are granted.

Prior to our initial public offering, or IPO, our shares did not have a readily available market; therefore, we lack company-specific historical and implied volatility information. Consequently, we estimated the expected volatility of our stock options based on a historical volatility analysis of peers that are similar with respect to industry, stage of development, size, and financial leverage. The expected term of our stock options has been determined utilizing the “simplified” method. Under this method, the expected term represents the average of the vesting period and the contractual term. We amortize the fair value of stock options using the straight-line method over the vesting period of the options.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)
Collaboration revenue	$1,767	$15,573	$(13,806)
Royalties	36	4	32
Research and development expenses	19,828	15,152	4,676
General and administrative expenses	6,792	9,786	(2,994)
Other:
Interest income	504	542	(38)
Foreign exchange gain (loss)	1,316	(6,933)	8,249
Net loss	$(22,997)	$(15,752)	$(7,245)

Revenue

We recognized revenue of $1.8 million for the year ended December 31, 2016, compared to $15.6 million for the year ended December 31, 2015, a decrease of $13.8 million. In 2015, we recognized revenues relating to the upfront payment from our collaborative agreement with Teva which was fully recognized by December 2015 as well as revenue related to the upfront payment from our March 2014 collaborative agreement with Genentech which was fully recognized by March 2016. The remaining decrease was due to less full-time equivalent, or FTE, funding from Genentech as we shifted resources from supporting our collaborations to our proprietary programs.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2016 and 2015 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)
Collaboration expenses	$1,114	$2,762	$(1,648)
XEN801 expenses	5,877	4,446	1,431
Preclinical and discovery program expenses	12,837	7,944	4,893
Total research and development expenses	$19,828	$15,152	$4,676

Research and development expenses were $19.8 million for the year ended December 31, 2016, compared to $15.2 million for the year ended December 31, 2015. The increase of $4.7 million was primarily attributable to increased spending on our preclinical and discovery programs, mostly related to our Nav1.6 sodium channel inhibitor program, as well as additional expenses for our XEN801 program which entered Phase 2 clinical development in February 2016. These increases were partially offset by a decrease in Genentech collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2016 and 2015 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)
General and administrative expenses	$6,792	$9,786	$(2,994)

General and administrative expenses were $6.8 million for the year ended December 31, 2016, compared to $9.8 million for the year ended December 31, 2015, a decrease of $3.0 million. During 2015, we recognized a $1.7 million expense due to a fair value adjustment upon the reclassification of stock option awards granted to directors and certain consultants to liability classification. The remaining change is due to one-time severance costs resulting from an internal reorganization and acceleration of stock-based compensation expense for certain consultants that occurred in 2015.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2016 and 2015 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)
Other income (expense):	$1,820	$(6,391)	$8,211

Other income was $1.8 million for the year ended December 31, 2016, compared to other expense of $6.4 million for the year ended December 31, 2015. The change of $8.2 million was primarily driven by the change in foreign exchange gain (loss) arising largely from the translation of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars. We recorded a foreign exchange gain of $1.3 million in 2016, compared to a $6.9 million foreign exchange loss in 2015, largely due to a 3% increase as compared to a 16% decrease in the value of the Canadian dollar for the years ended December 31, 2016 and 2015, respectively.

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

Revenue

We recognized revenue of $15.6 million for the year ended December 31, 2015, compared to $28.4 million for the year ended December 31, 2014, a decrease of $12.8 million. In 2014, we recognized a $7.9 million milestone payment from Genentech for the approval of the GDC-0276 Clinical Trial Application by Health Canada as well as revenue related to the upfront payment from the December 2011 collaborative development and license agreement with Genentech which was fully recognized by December 2014. The remaining decrease was due to less FTE funding from Genentech and Teva and the change in the foreign exchange rate between the U.S. and Canadian dollar.

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

Research and development expenses were $15.2 million for the year ended December 31, 2015, compared to $11.8 million for the year ended December 31, 2014. The increase of $3.4 million was primarily attributable to increased spending on our preclinical and discovery programs, mostly related to our Nav1.6 sodium channel inhibitor program, as well as additional expenses for our XEN801 program in preparation for clinical development which began in September 2015. These increases were partially offset by decreases in Teva and Genentech collaboration expenses and the change in the foreign exchange rate between the U.S. and Canadian dollar.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2015 and 2014 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)
General and administrative expenses	$9,786	$5,496	$4,290

General and administrative expenses were $9.8 million for the year ended December 31, 2015, compared to $5.5 million for the year ended December 31, 2014, an increase of $4.3 million. During 2015, we recognized a $1.7 million expense due to a fair value adjustment upon the reclassification of stock option awards granted to directors and certain consultants to liability classification in the first quarter of 2015 and the subsequent change in fair value until the options were reclassified back to equity in the third quarter of 2015. The remaining change is due to additional expenses incurred as a public company, including costs of additional personnel, additional professional fees for audit, accounting and legal services, director fees, enhanced business and accounting systems, costs related to investor relations and increased premiums for directors’ and officers’ liability insurance as well as one-time severance costs resulting from an internal reorganization and acceleration of stock-based compensation expense for certain consultants, partially offset by the change in the foreign exchange rate between the U.S. and Canadian dollar.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2015 and 2014 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2015 vs. 2014
	2015	2014	Increase/(Decrease)
Other income (expense):	$(6,391)	$1,912	$(8,303)

Other expense was $6.4 million for the year ended December 31, 2015, compared to other income of $1.9 million for the year ended December 31, 2014. The change of $8.3 million was primarily driven by a change in foreign exchange gain (loss). We recorded a foreign exchange loss of $6.9 million in 2015, arising largely from the translation of cash and cash equivalents denominated in Canadian dollars to U.S. dollars and a 16% decrease in the value of the Canadian dollar during the year. We recorded a foreign exchange gain of $1.3 million in 2014 prior to our functional currency change, arising largely from the translation of cash and cash equivalents denominated in U.S. dollars to Canadian dollars and a 9% increase in the value of the U.S. dollar during the year.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and public offerings of our common shares as well as through the receipt of government funding. As of December 31, 2016, we had cash and cash equivalents and marketable securities of $64.1 million. In September 2016, we completed an underwritten public offering of 3,450,000 of our common shares at a public offering price of $7.50 per common share. We received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses.

We have incurred significant operating losses since inception. We had a $23.0 million net loss for the year ended December 31, 2016 and an accumulated deficit of $142.7 million from inception through December 31, 2016. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, or UBC, and the Memorial University of Newfoundland, or MUN; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting preclinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
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

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$(19,567)	$(18,103)	$266
Net cash provided by (used in) investing activities	(47,842)	10,194	(3,244)
Net cash provided by financing activities	23,964	278	41,124

Operating Activities

Net cash used in operating activities totaled $19.6 million in 2016, compared to $18.1 million in 2015. The change was primarily related to a $4.7 million increase in research and development expenses and a $2.1 million decrease in FTE funding from Genentech in 2016, partially offset by a $3.2 million prepayment to Medpace, Inc., or Medpace, in 2015 for future clinical development services, a decrease in general and administrative expenses in 2016 and working capital changes.

Net cash used in operating activities totaled $18.1 million in 2015, compared to $0.3 million of cash provided by operating activities for 2014. The change was primarily related to the increase in operating expenses in 2015, a $3.2 million prepayment to Medpace in 2015 for future clinical development services, a $7.9 million milestone payment recognized from Genentech in 2014, a $1.5 million upfront payment received from Genentech for the pain genetics collaboration entered into in March 2014 and $0.9 million less FTE funding from Genentech and Teva in 2015 as compared to 2014.

Investing Activities

Net cash used in investing activities totaled $47.8 million in 2016, compared to $10.2 million of cash provided by investing activities in 2015. The change was driven primarily by the purchase of marketable securities during 2016 compared to the redemption of marketable securities during 2015.

Net cash provided by investing activities totaled $10.2 million in 2015, compared to $3.2 million of cash used in investing activities for 2014. The change was driven primarily by the redemption of marketable securities in 2015 compared to a net investment in marketable securities in 2014 as well as a decrease in the purchase of property, plant and equipment as compared to 2014.

Financing Activities

Net cash provided by financing activities totaled $24.0 million in 2016, compared to $0.3 million in 2015. The change was primarily related to $23.8 million of net proceeds from the issuance of common shares in an underwritten public offering completed in September 2016.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2016 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Operating leases (1)	$5,908	$1,123	$2,291	$2,234	$260

(1)	Represents future minimum lease payments under an operating lease in effect as of December 31, 2016 for our current facility in Burnaby, British Columbia, Canada.

The contractual obligations table above excludes a priority access agreement entered into in August 2015 with Medpace for the provision of certain clinical development services. Under the terms of the agreement, we committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, we committed to $7.0 million of services over the term of the agreement, $1.7 million of which was prepaid upon signing of the agreement and an additional $1.3 million was paid in December 2015. Any portion of the $3.0 million payment made during 2015 that is not used within the first three years of the agreement term will be forfeited to Medpace. If we do not meet the commitment to retain Medpace for $7.0 million of services during the term of the agreement, we agreed to give Medpace the exclusive right to perform all of our subsequent outsourced clinical development work until such $7.0 million commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If we decide not to retain Medpace for the provision of clinical development services, we may satisfy our obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion of the $7.0 million minimum commitment. See “Note 10(b)” and “Note 12” of the consolidated financial statements for additional information.

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

Outstanding Share Data

As of March 3, 2017, we had 17,935,982 common shares issued and outstanding and outstanding stock options to purchase an additional 1,903,761 common shares.

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

In March, April and May 2016, the FASB issued amendments to the new revenue standard to clarify the implementation guidance on principal versus agent considerations and identifying performance obligations and licensing as well as to address certain narrow-scope improvements and practical expedients at transition with the same effective date as the new revenue standard. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In February 2016, the FASB issued amendments to lease accounting requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and the majority of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At December 31, 2016, we held cash and cash equivalents and marketable securities of $28.3 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $2.8 million being recorded in the Statement of Operations and Comprehensive Income (Loss) on the translation of these Canadian dollar cash and cash equivalent and marketable securities balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $64.1 million as of December 31, 2016. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Consolidated Financial Statements

Year ended December 31, 2016

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Xenon Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Xenon Pharmaceuticals Inc. as of December 31, 2016 and December 31, 2015 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of Xenon Pharmaceuticals Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xenon Pharmaceuticals Inc. as of December 31, 2016 and December 31, 2015, and its consolidated results of operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with US generally accepted accounting principles.

/s/ KPMG LLP

Chartered Professional Accountants

March 8, 2017

Vancouver, Canada

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$17,095	$58,651
Marketable securities	47,051	—
Accounts receivable	200	315
Prepaid expenses and other current assets	1,329	1,900
	65,675	60,866
Prepaid expenses, long term	408	1,094
Property, plant and equipment, net (note 5)	1,404	1,989
Total assets	$67,487	$63,949

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 6)	3,516	2,625
Deferred revenue	—	157
	3,516	2,782
Deferred tenant inducements	70	133
	$3,586	$2,915

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 17,930,590 (December 31, 2015 - 14,385,336) (note 7b)	173,246	148,634
Additional paid-in capital	34,326	33,083
Accumulated deficit	(142,681)	(119,693)
Accumulated other comprehensive loss	(990)	(990)
	$63,901	$61,034
Total liabilities and shareholders’ equity	$67,487	$63,949

Collaboration agreements (note 9)
Commitments and contingencies (note 10)

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Collaboration revenue (note 9)	$1,767	$15,573	$28,366
Royalties	36	4	4
	1,803	15,577	28,370
Operating expenses:
Research and development	19,828	15,152	11,768
General and administrative	6,792	9,786	5,496
	26,620	24,938	17,264
Income (loss) from operations	(24,817)	(9,361)	11,106
Other income (expense):
Interest income	504	542	568
Foreign exchange gain (loss)	1,316	(6,933)	1,344
Net income (loss)	(22,997)	(15,752)	13,018
Net income (loss) per common share (note 3m):
Basic	$(1.48)	$(1.10)	$4.11
Diluted	$(1.48)	$(1.10)	$3.28
Weighted-average common shares outstanding (note 3m):
Basic	15,493,474	14,281,837	3,165,572
Effects of dilutive securities
Stock options	—	—	798,225
Diluted	15,493,474	14,281,837	3,963,797

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(3,501)
Comprehensive income (loss)	(22,997)	(15,752)	9,517

The accompanying notes are an integral part of these consolidated financial statements.

XENON pharmaceuticals INC.

Consolidated Statement of Shareholders’ Equity (Deficit)

(Expressed in thousands of U.S. dollars except share amounts)

	Series A convertible preferred shares		Series B convertible preferred shares		Series E convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)(1)	Total shareholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	1,151,468	$2,939	994,885	$8,683	4,322,126	$90,866	1,344,627	$6,147	$29,722	$(116,752)	$2,511	$(78,372)
Net income for the year										13,018		13,018
Conversion of Series A, B and E convertible preferred shares	(1,151,468)	(2,939)	(994,885)	(8,683)	(4,322,126)	(90,866)	7,725,924	102,488				102,488
Issuance of common shares, net of issuance costs							5,095,000	38,373				38,373
Cumulative translation adjustment											(3,501)	(3,501)
Stock-based compensation expense									760			760
Issuance of common shares on conversion of subscription rights							13,365	124	(124)			—
Issued pursuant to exercise of stock options							2,417	25	(12)			13
Balance as of December 31, 2014	—	$—	—	$—	—	$—	14,181,333	$147,157	$30,346	$(103,734)	$(990)	$72,779
Net loss for the year										(15,752)		(15,752)
Stock-based compensation expense									2,077			2,077
Issued pursuant to exercise of stock options							204,003	1,477	(992)	(207)		278
Fair value adjustment upon reclassification of stock options (note 3l)									1,652			1,652
Balance as of December 31, 2015	—	$—	—	$—	—	$—	14,385,336	$148,634	$33,083	$(119,693)	$(990)	$61,034
Net loss for the year										(22,997)		(22,997)
Issuance of common shares, net of issuance costs							3,450,000	23,832				23,832
Stock-based compensation expense									2,186			2,186
Issued pursuant to exercise of stock options							95,254	780	(657)	9		132
Fair value adjustment upon reclassification of stock options (note 3l)									(286)			(286)
Balance as of December 31, 2016	—	$—	—	$—	—	$—	17,930,590	$173,246	$34,326	$(142,681)	$(990)	$63,901

(1)

At December 31, 2016, our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar as described in note 3n.

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$(22,997)	$(15,752)	$13,018
Items not involving cash:
Depreciation and amortization	864	1,038	738
Stock-based compensation	2,161	3,729	760
Deferred tenant inducements	(63)	(63)	(66)
Unrealized foreign exchange (gain) loss	(1,300)	6,902	72
Changes in operating assets and liabilities:
Accounts receivable	121	(107)	209
Prepaid expenses, and other current assets	571	(1,214)	(573)
Prepaid expenses, long term	686	(1,094)	—
Accounts payable and accrued expenses	547	80	518
Deferred revenue	(157)	(11,622)	(14,410)
Net cash provided by (used in) operating activities	(19,567)	(18,103)	266

Investing activities:
Purchases of property, plant and equipment	(279)	(551)	(1,529)
Purchase of marketable securities	(47,563)	—	(15,254)
Proceeds from marketable securities	—	10,745	13,539
Net cash provided by (used in) investing activities	(47,842)	10,194	(3,244)

Financing activities:
Deferred financing fees	—	—	(1,533)
Issuance of common shares pursuant to exercise of stock options	132	278	13
Issuance of common shares, net of issuance costs (note 7a)	23,832	—	42,644
Net cash provided by financing activities	23,964	278	41,124
Effect of exchange rate changes on cash and cash equivalents	1,889	(5,744)	(4,070)
Increase (decrease) in cash and cash equivalents	(41,556)	(13,375)	34,076
Cash and cash equivalents, beginning of year	58,651	72,026	37,950
Cash and cash equivalents, end of year	$17,095	$58,651	$72,026

Supplemental disclosures:
Interest received	$341	$659	$574
Supplemental disclosures of non-cash transactions:
Issuance of common shares on conversion of subscription rights	—	—	124
Financing fees included in accounts payable and accrued liabilities	—	—	39
Fair value of options exercised on a cashless basis	404	744	—
Conversion of convertible preferred shares into common shares	—	—	102,488

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

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

These consolidated financial statements are presented in U.S. dollars.

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The Company has one wholly-owned subsidiary as at December 31, 2016, Xenon Pharmaceuticals USA Inc. which was incorporated in Delaware on December 2, 2016.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

3.	Significant accounting policies:
(a)	Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas of estimates include, but are not limited to, the timing of revenue recognition, the determination of stock-based compensation and the amounts recorded as accrued liabilities. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

(b)	Cash and cash equivalents:

Cash equivalents are highly liquid investments that are readily convertible into cash with terms to maturity of three months or less when acquired. Cash equivalents are recorded at cost plus accrued interest. The carrying value of these cash equivalents approximates their fair value.

(c)	Marketable securities:

Marketable securities are investments with original maturities exceeding three months, and have remaining maturities of less than one year. Marketable securities accrue interest based on a fixed interest rate for the term. The carrying value of marketable securities is recorded at cost plus accrued interest, which approximates their fair value.

(d)	Intellectual Property

The costs incurred in establishing and maintaining patents for intellectual property developed internally are expensed in the period incurred.

(e)	Property, plant and equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and/or accumulated impairment losses, if any. Repairs and maintenance costs are expensed in the period incurred.

Property, plant and equipment are amortized over their estimated useful lives using the straight-line method based on the following rates:

Asset	Rate
Research equipment	5 years
Office furniture and equipment	5 years
Computer equipment	3 years
Leasehold improvements	Over the lesser of lease term or estimated useful life

(f)	Impairment of long-lived assets:

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No impairment of long-lived assets was noted during the years ended December 31, 2016 and 2015.

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

Collaborators whose collaboration research and development revenue accounted for 10% or more of total revenues were as follows:

	Year ended December 31,
	2016	2015	2014
Genentech	$1,651	$4,563	$15,764
Teva	116	11,010	12,588

(h)	Financial instruments and fair value:

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

Research and development costs are expensed in the period incurred.

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

The Company grants stock options to employees, directors and officers pursuant to a stock option plan described in note 7c.

Employee stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, net of actual forfeitures, over the requisite service period with a corresponding increase in additional paid-in capital. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award. Any consideration received on exercise of stock options is credited to share capital.

(l)	Liability classified stock options:

Stock option awards accounted for under Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Options (“ASC 718”) that provide for an exercise price that is not denominated in: (a) the currency of the market in which a substantial portion of the Company’s equity securities trades, (b) the currency in which the optionee’s pay is denominated, or (c) the Company’s functional currency, are classified as liabilities. Following the change in functional currency on January 1, 2015, described in (n) below, options granted to members of the Company’s board of directors and certain consultants with exercise prices denominated in Canadian dollars were subject to liability accounting, resulting in a reclassification of these awards from additional paid-in capital to liability classified stock options.

In September 2015, the Company modified certain compensation arrangements to be denominated in Canadian dollars. Following this modification, options denominated in Canadian dollars that were granted to members of the Company’s board of directors and certain consultants met the criteria for equity classification with fair value at the modification date calculated using the Black-Scholes option-pricing model and reclassified from liability classified stock options back to additional paid-in capital. The modified awards are accounted for as equity awards from the date of modification.

Stock options awards accounted for under ASC 815 - Derivatives and Hedging (“ASC 815”), that provide for an exercise price which is not denominated in the Company’s functional currency are required to be classified as liabilities. Certain stock option awards with exercise prices denominated in Canadian dollars are accounted for under ASC 815 and classified as liabilities. As of December 31, 2016, such liability classified stock options totaled $261 (2015 - $nil) and are included in the consolidated balance sheet as accounts payable and accrued expenses.

Liability classified stock options are re-measured at fair value using the Black-Scholes option-pricing model at each balance sheet date until exercised or cancelled, with changes in fair value recognized as general and administrative stock-based compensation expense or additional paid-in capital for ASC 718 awards or general and administrative stock-based compensation expense for ASC 815 awards for the period. The Black-Scholes option pricing model uses various inputs to measure fair value, including fair value of the Company’s underlying common shares at the grant date, expected term, expected volatility, risk-free interest rate and expected dividend yield of the Company’s common shares.

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

For the years ended December 31, 2016 and December 31, 2015, all stock options were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for those periods. For the year ended December 31, 2014, 154,057  stock options were excluded from the calculation of net income per common share because their inclusion would be anti-dilutive.

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

For periods commencing January 1, 2015, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and nonmonetary assets and nonmonetary liabilities incurred after January 1, 2015 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the consolidated statement of operations and comprehensive income (loss) as foreign exchange gain (loss).

(o)	Income taxes:

Deferred income taxes are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective tax bases and net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured at enacted rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations and comprehensive income (loss) in the period that includes the enactment date. A valuation allowance is provided when realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition.

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

(r)	Comparative figures:

Certain comparative figures have been reclassified to conform to the consolidated financial statement presentation adopted for the current year.

4.	Future changes in accounting policies:

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

In March, April and May 2016, the FASB issued amendments to the new revenue standard to clarify the implementation guidance on principal versus agent considerations and identifying performance obligations and licensing as well as to address certain narrow-scope improvements and practical expedients at transition with the same effective date as the new revenue standard. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued amendments to lease accounting requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

5.	Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2016	2015
Research equipment	$6,789	$6,925
Office furniture and equipment	1,045	1,040
Computer equipment	2,283	2,236
Leasehold improvements	6,370	6,370
Less: accumulated depreciation and amortization	(15,083)	(14,582)
Net book value	$1,404	$1,989

6.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2016	2015
Trade payables	$1,463	$1,088
Employee compensation, benefits, and related accruals	872	762
Consulting and contracted research	1,029	506
Professional fees	93	214
Other	59	55
Total	$3,516	$2,625

7.	Share capital:
(a)	Financing:

On November 10, 2014, the Company completed an initial public offering (“IPO”) of 4,600,000 of its common shares at a purchase price of $9.00 per common share. On November 10, 2014, the Company also completed a private placement, in which the Company issued 495,000 of its common shares to an affiliate of Genentech, a member of the Roche Group, at a price of $9.00 per common share. The Company received $38.5 million of proceeds, net of underwriting discounts and commissions but before offering expenses, from the IPO and $4.1 million of proceeds, net of underwriters’ fees but before offering expenses, from the concurrent private placement.

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

(b)	Authorized share capital:

Immediately prior to the closing of the Company’s IPO, all outstanding Series A, B, C, D and E preferred shares were converted into common shares.

Post IPO, the Company’s authorized share capital consists of an unlimited number of common and preferred shares without par value.

(c)	Stock-based compensation:

On June 25, 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”) which permits the grant of stock-based compensation awards to directors, officers, employees and consultants of the Company. The Company’s pre-existing stock option plan (the “Amended and Restated Stock Option Plan”) was limited to the granting of stock options as equity incentive awards whereas the 2014 Plan also allows for the issuance of restricted shares, restricted share units, share appreciation rights and performance shares. The 2014 Plan replaced the Amended and Restated Stock Option Plan. No further options will be granted under the Company’s Amended and Restated Stock Option Plan.

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

Under the 2014 Plan, options granted generally vest on a graduated basis over a four-year period or less. The exercise price of the options is determined by the Board but must at least be equal to the fair market value of the common shares on the date of grant. Options may be exercised over a maximum term of ten years. As of December 31, 2016, a total of 65,132 stock options remain to be granted under the 2014 Plan. The number of common shares available for issuance under the 2014 Plan was increased by 500,000 in January 2017 as approved by the Board in accordance with the terms of the 2014 Plan.

Summary of stock option activity is as follows:

	Number of	Weighted Average Exercise Price		Aggregate
	Options	CAD $	U.S. $	Intrinsic Value
Outstanding, January 1, 2014	1,333,099	3.98	3.88	8,300
Granted	205,170	10.84	9.35
Exercised	(2,417)	6.07	5.23	23
Forfeited, cancelled or expired	(51,634)	5.96	5.14
Outstanding, December 31, 2014	1,484,218	4.88	4.20	15,551
Granted	529,288	18.73	14.67
Exercised	(270,254)	4.66	3.65	2,426
Forfeited, cancelled or expired	(21,780)	11.21	8.78
Outstanding, December 31, 2015	1,721,472	9.62	6.95	1,880
Granted	323,794	9.79	7.39
Exercised(1)	(121,292)	3.67	2.77	568
Forfeited, cancelled or expired	(13,151)	14.98	11.31
Outstanding, December 31, 2016	1,910,823	9.84	7.32	4,464
Exercisable, December 31, 2016	1,292,012	7.77	5.78	4,351

(1)

During the year ended December 31, 2016, 47,413 (2015 - 70,438) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 47,841 (2015 - 133,565) common shares for the cashless exercise of 73,879 (2015 - 199,816) stock options.

The following table summarizes the stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number of Options Exercisable	Weighted Average Exercise Price
		(years)	CAD $	U.S. $		CAD $	U.S. $
$1.93 - $2.31	228,570	4.90	2.67	1.99	227,222	2.67	1.99
$2.32 - $4.86	615,475	2.98	3.74	2.78	615,475	3.74	2.78
$4.87 - $7.72	467,592	8.90	9.98	7.42	118,964	10.06	7.48
$7.73 - $7.91	1,200	9.79	10.62	7.90	—	—	—
$7.92 - $17.70	263,116	7.16	12.24	9.10	162,924	11.84	8.81
$17.71 - $18.23	333,800	7.61	23.88	17.76	166,891	23.88	17.76
$18.24 - $21.82	1,070	8.10	26.79	19.92	536	26.85	19.97
	1,910,823	6.05	9.84	7.32	1,292,012	7.77	5.78

At December 31, 2016, there were 1,292,012 options exercisable with a weighted average remaining contractual life as at December 31, 2016 of 4.86 years.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2016 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
		CAD $	USD $
Non-vested, January 1, 2016	686,896	10.60	8.54
Granted	323,794	6.54	4.94
Vested	(382,491)	11.15	8.42
Forfeited and cancelled	(9,388)	10.25	7.73
Non-vested, December 31, 2016	618,811	9.58	7.13

The aggregate fair value of options vested during the year ended December 31, 2016 was $3,220 (2015 - $999, 2014 - $722).

The fair value of stock options at the date of grant is estimated using the Black-Scholes option-pricing model which requires multiple subjective inputs. The risk-free interest rate of the options is based on the U.S. Treasury yield curve in effect at the date of grant for a term similar to the expected term of the option. Prior to the IPO, the Company’s shares did not have a readily available market; therefore, the Company lacks company-specific historical and implied volatility information. Consequently, the expected volatility of stock options was estimated based on a historical volatility analysis of peers that were similar to the Company with respect to industry, stage of life cycle, size, and financial leverage. The expected term of the Company’s stock options has been determined utilizing the “simplified” method. Under this method, the expected term represents the average of the vesting period and the contractual term. The dividend yield is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Forfeitures are recognized as they occur.

The weighted-average option pricing assumptions are as follows:

	Years ended December 31
	2016	2015	2014
Average risk-free interest rate	1.58%	1.75%	1.94%
Expected volatility	75%	75%	73%
Average expected term (in years)	6.22	6.23	6.13
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value of options granted	$4.94	$9.83	$6.10

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive income (loss) as follows:

	Years ended December 31,
	2016	2015	2014
Research and development	$874	$624	$194
General and administrative	1,287	3,105	566
	$2,161	$3,729	$760

As of December 31, 2016, the unrecognized stock-based compensation cost related to the non-vested stock options was $3,975, which is expected to be recognized over a weighted-average period of 2.36 years.

8.	Concentrations of market risk:
(a)	Foreign currency risk:

At December 31, 2016, the Company had U.S. dollar denominated cash and cash equivalents and marketable securities of $35,859 (December 31, 2015 - $17,836) and Canadian denominated cash and cash equivalents and marketable securities of CAD$37,980 (December 31, 2015 - CAD$56,491).

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

(b)	Interest Rate Risk:

At December 31, 2016, the Company had cash and cash equivalents and marketable securities of $64,146. The Company’s interest rate risk is primarily attributable to its cash and cash equivalents and marketable securities. The Company believes that it does not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of cash and cash equivalents and marketable securities. The Company does not enter into investments for trading or speculative purposes and has not used any derivative financial instruments to manage interest rate exposure. A 10% change in interest rates during any of the periods presented would not have had a material impact on the Company’s consolidated financial statements. The Company had no outstanding debt as of December 31, 2016.

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

Research and development milestones in the Company’s collaboration agreements may include the following types of events:

•	completion of preclinical research and development work leading to selection of product candidates;
•	initiation of Phase 1, Phase 2 or Phase 3 clinical trials; and
•	achievement of certain other scientific or development events.

Regulatory milestone payments may include the following types of events:

•	filing of regulatory applications for marketing approval in the U.S., Europe or Japan, including investigational new drug (“IND”) applications and new drug applications (“NDA”); and
•	marketing approval in a major market, such as the U.S., Europe or Japan.

Commercialization milestone payments may include payments triggered by annual product sales that achieve pre-specified thresholds.

(a)	Teva Pharmaceutical Industries Ltd. (“Teva”) collaborative development and license agreement:

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

(b)	Genentech collaborative research and license agreement:

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

Under the terms of the agreement, Genentech paid the Company an upfront fee of $10,000. Genentech provided funding to the Company for certain of the Company’s FTEs performing the research collaboration plan. The Company identified several deliverables under the agreement with Genentech, including exclusive licenses to compounds and non-exclusive licenses to diagnostic products, a commitment to participate in a joint steering committee and research and development services to be performed by the Company on behalf of Genentech. The Company concluded that the licenses did not have stand-alone value to Genentech without the Company’s technical expertise and joint steering committee participation during the initial three year period. Therefore, the Company has determined that the various deliverables should be considered as a single unit of accounting. As such the Company determined that the $10,000 upfront payment should be recognized as revenue ratably over the expected period of performance, being the three-year period ended December 22, 2014.

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613,000, comprised of up to $45,500 in preclinical and clinical milestone payments, up to $387,500 in regulatory milestone payments, and up to $180,000 in sales-based milestone payments for multiple products and indications. In addition, the Company is eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large-molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis. The Company believes that the potential milestone payments for preclinical, clinical and regulatory milestones under this agreement are substantive and at risk at inception of this agreement, and, as such, expects that these future milestone payments will be recognized as revenue in the period that each milestone is achieved. In the year ended December 31, 2016, no milestone payments have been recognized (2015 - $nil; 2014 - $8,000).

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

In March 2014, the Company entered into a new agreement with Genentech for pain genetics, using the Company’s Extreme Genetics discovery platform to focus on identifying genetic targets associated with rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. Pursuant to the terms of this agreement, any intellectual property arising out of the collaboration will be jointly owned by the Company and Genentech. The Company also granted Genentech a time-limited, exclusive right of first negotiation on a target-by-target basis to form joint drug discovery collaborations. Under the terms of this agreement, Genentech paid an upfront payment of $1,500. The Company is eligible to receive additional milestone payments totaling up to $1,750. At the option of the Company, a Genentech affiliate invested $4,455 in a private placement concurrent with the IPO, as described in note 7a.

The Company identified several deliverables under this agreement with Genentech, including non-exclusive licenses to certain intellectual property controlled by the Company, a commitment to participate in a joint steering committee and collaborative research services to be performed by the Company. The Company concluded that the licenses did not have stand-alone value to Genentech without the Company’s technical expertise and joint steering committee participation during the initial two year period. Therefore, the Company has determined that the various deliverables should be considered as a single unit of accounting. As such the Company determined that the $1,500 upfront payment should be recognized as revenue ratably over the expected period of performance, being the two-year period ended March 18, 2016.

The Company believes that the potential milestone payments under this agreement are substantive and at risk at inception of this agreement, and, as such, expects that these future milestone payments will be recognized as revenue in the period that each milestone is achieved. In the year ended December 31, 2016, no milestone payments have been recognized (2015 - $250).

(c)	uniQure Biopharma B.V. (“uniQure”) sublicense and research agreement:

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

Under the terms of the agreement, the Company is eligible to receive certain additional milestone payments of less than CAD$1,000 for Glybera and for each subsequent product, if any, developed pursuant to the agreement with uniQure. The Company, in turn, has certain payment obligations to its licensor, UBC, based on amounts received from uniQure or otherwise based on the exploitation of the licensed intellectual property. The Company believes that all potential milestone payments under this agreement are substantive and at risk at the inception of this agreement, and, as such, expects that future milestone payments will be recognized as revenue in the period that each milestone is achieved. No milestone payments have been recognized in the years ended December 31, 2016, 2015 and 2014.

The Company is also eligible to receive mid single-digit royalties on net sales of the licensed products, for sales made by uniQure and its affiliates. The royalty rates for sales made by uniQure and its affiliates are reduced to a low single-digit when the licensed patents expire.

In July 2013, uniQure announced that it entered into a partnership with Chiesi Farmaceutici S.p.A. (“Chiesi”) for the commercialization of Glybera in the EU and more than a dozen other countries. With respect to uniQure’s sublicense to Chiesi, the Company is eligible to receive a percentage in the low twenties of all non-royalty compensation relating to the licensed technology or products that uniQure receives from Chiesi, a percentage in the low twenties of any royalties that uniQure receives from Chiesi based on sales of technology or products covered by the licensed patents, plus a mid single-digit percentage of certain further royalties that uniQure receives from Chiesi based on sales of the Company’s licensed technology or products after the expiration of all licensed patents covering the product. Royalties the Company is eligible to receive pursuant to its agreement with uniQure, including royalties related to sales made by Chiesi, are subject to customary royalty stacking deductions in the event that uniQure, or any of its sublicensees, have to license other technologies in order to commercialize Glybera.

Pursuant to the terms of the Company’s agreement with UBC, the Company must pay to UBC a single-digit percentage of amounts the Company receives from sales of Glybera.

The following table is a summary of the revenue recognized from the Company’s collaborations for each of the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
uniQure:
Milestone payment	$—	$—	$14
Teva:
Recognition of upfront payment	—	10,897	12,255
Research funding	116	112	333
Genentech:
Recognition of upfront payments	157	725	3,603
Research funding	1,494	3,589	4,248
Milestone payments	—	250	7,913
Total collaboration revenue	$1,767	$15,573	$28,366

10.	Commitments and contingencies:
(a)	Lease commitments:

The Company entered into an amended lease agreement for research laboratories and office space in Burnaby, British Columbia, Canada for a 120-month term from April 1, 2012 to March 31, 2022, which included an element of free rent and tenant inducement that is amortized over the term of the lease.

Lease expense for the year ended December 31, 2016 was $936 (2015 - $917, 2014 - $915). Future minimum annual lease payments under existing operating lease commitments are as follows:

Year ending December 31:
2017	1,123
2018	1,145
2019	1,146
2020	1,148
2021	1,086
2022	260
Total	$5,908

(b)	Priority access agreement with Medpace:

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement.  In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $3,000 of which was paid in the year ended December 31, 2015. Of the amounts paid by the Company in 2015 in connection with the priority access agreement, $2,200 has been recorded as expenses to date for services rendered, $392 has been recorded as current prepaid expenses (2015 - $1,010) and $408 as long-term prepaid expenses (2015 - $1,094) for the provision of future services as at December 31, 2016.

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

Income tax (recovery) expense varies from the amounts that would be computed by applying the expected Canadian and provincial statutory income tax rate of 26% (2015 - 26%, 2014 - 26%) to loss before income taxes as shown in the following table:

	2016	2015	2014
Computed taxes (recoveries) at Canadian federal and provincial tax rates	$(5,980)	$(4,095)	$3,385
Change in valuation allowance	6,897	2,482	(2,364)
Investment tax credits earned	(1,500)	(1,220)	(1,283)
Tax attributes expired/utilized	617	2,851	2,011
Non-deductible expenditures	569	977	(1,053)
Financing fees in equity	(531)	—	(1,945)
Other	(72)	(995)	1,249
Income tax (recovery) expense	$—	$—	$—

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	2016	2015
Deferred income tax assets
Scientific research and experimental development pool	$22,823	$21,088
Investment tax credits	22,483	21,303
Non-capital losses	7,800	4,234
Depreciable assets	4,163	3,749
Deferred financing fees	1,020	959
Other	126	185
Less - valuation allowance	(58,415)	(51,518)
Net deferred income tax assets	$—	$—

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

At December 31, 2016, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $87,781 (2015 - $81,107) with no expiry.

At December 31, 2016, the Company has $20,160 (2015 - $18,875) of investment tax credits available to offset federal taxes payable and $7,624 (2015 - $7,385) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2016, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $29,999 (2015 - $16,285).

The investment tax credits and loss carry forwards expire over various years to 2036.

As of December 31, 2016, the total amount of the Company’s unrecognized tax benefits of uncertain tax positions were $6,350 (2015 - $6,350). If recognized in future periods, the unrecognized tax benefits would affect our effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties have not been accrued at December 31, 2016 as none would be owing on the unrecognized tax benefits due to the availability of non-capital losses to shelter any potential taxable income arising thereon.

The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2003 to 2015 remain subject to Canadian income tax examinations.

12.	Related Parties:

Dr. August J. Troendle, an officer and director of Medpace, which provides clinical development services to the Company, was a beneficial owner of more than 5% of the Company’s common shares during 2016. The Company incurred $3,097 of clinical development service fees under its priority access agreement and a master services agreement with Medpace for the year ended December 31, 2016 (2015 - $922, 2014 - nil). Additionally, the Company has recorded $1,010 of prepaid expenses as of December 31, 2016 (December 31, 2015 - $2,314) for future clinical development services under such agreements with Medpace.

13.	Selected quarterly consolidated financial data (unaudited):

The following table presents certain unaudited quarterly consolidated financial information for the years ended December 31, 2016 and 2015 (in thousands of U.S. dollars except per share amounts). This information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$601	$413	$413	$376
Loss from operations	(5,658)	(6,366)	(7,331)	(5,462)
Net loss	(3,263)	(6,016)	(7,714)	(6,004)
Basic and diluted net loss per common share	$(0.23)	$(0.42)	$(0.51)	$(0.34)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$4,010	$4,046	$4,294	$3,227
Income (loss) from operations	(6,137)	199	(820)	(2,603)
Net income (loss)	(9,156)	1,168	(3,827)	(3,937)
Basic net income (loss) per common share	$(0.64)	$0.08	$(0.27)	$(0.27)
Diluted net loss per common share	$(0.64)	$(0.07)	$(0.27)	$(0.27)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2016. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have a written code of conduct that applies to all of our directors, officers and employees. In March 2017, our board of directors approved non-material changes to our code of conduct. A copy of the most up-to-date version of our code of conduct is available within the “Investors” section on our company website located at http://www.xenon-pharma.com and on SEDAR at www.sedar.com.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements — The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules — All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits — The exhibits listed on the Exhibit Index (following the Signatures section of this report) are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2017	XENON PHARMACEUTICALS INC.
	By:	/s/ Simon Pimstone
Simon Pimstone
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Simon Pimstone and Ian Mortimer, and each of them severally, as his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (including his or her capacity as a director and/or officer of Xenon Pharmaceuticals Inc.) to sign any and all amendments and supplements to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Simon Pimstone Simon Pimstone	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2017
/s/ Ian Mortimer Ian Mortimer	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 8, 2017
/s/ Michael Tarnow Michael Tarnow	Chair of the Board of Directors	March 8, 2017
/s/ Mohammad Azab Mohammad Azab	Director	March 8, 2017
/s/ Steven Gannon Steven Gannon	Director	March 8, 2017
/s/ Michael Hayden Michael Hayden	Director	March 8, 2017
/s/ Frank Holler Frank Holler	Director	March 8, 2017
/s/ Gary Patou Gary Patou	Director	March 8, 2017
/s/ Richard Scheller Richard Scheller	Director	March 8, 2017
/s/ Dawn Svoronos Dawn Svoronos	Director	March 8, 2017

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Amended and Restated Investor Rights Agreement, dated December 6, 2006, by and among the Company and the investors listed on Exhibit A and Exhibit B thereto, as amended.	S-1/A	333-198666	4.2	October 6, 2014

10.1†	Exclusive Collaborative Research and Option Agreement, dated June 10, 2009, by and between the Company and Merck Sharp & Dohme Research Ltd, as amended.	S-1/A	333-198666	10.1	October 6, 2014

10.2†	Sublicense and Research Agreement, dated June 18, 2001, by and between the Company and uniQure Biopharma B.V. (formerly Amsterdam Molecular Therapeutics B.V.), as amended by the Consent of the Company and the University of British Columbia to the uniQure-Chiesi Agreement, dated June 28, 2013.	S-1/A	333-198666	10.2	October 6, 2014

10.3†	Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	S-1/A	333-198666	10.3	October 6, 2014

10.4†	Collaborative Development and License Agreement, dated December 7, 2012, by and between the Company and Ivax International GmbH, as amended.	S-1/A	333-198666	10.4	October 6, 2014

10.5†	License Agreement, dated August 1, 2000, by and between the Company and the University of British Columbia, as amended.	S-1/A	333-198666	10.5	October 6, 2014

10.6	Consulting Agreement, dated January 1, 2004, by and between the Company and Genworks Inc., as amended.	S-1	333-198666	10.6	September 10, 2014

10.7#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.8#	2014 Equity Incentive Plan.	S-1	333-198666	10.8	September 10, 2014

10.8A#	Form of Share Option Agreement, as amended, under the 2014 Equity Incentive Plan.

10.9#	Offer Letter, dated October 3, 2014, by and between the Company and Simon Pimstone.	S-1/A	333-198666	10.9	October 6, 2014

10.10#	Offer Letter, dated October 3, 2014, by and between the Company and Paul Goldberg.	S-1/A	333-198666	10.10	October 6, 2014

10.11#	Offer Letter, dated October 3, 2014, by and between the Company and Ian Mortimer.	S-1/A	333-198666	10.11	October 6, 2014

10.12#	Offer Letter, dated October 3, 2014, by and between the Company and Robin Sherrington.	S-1/A	333-198666	10.13	October 6, 2014

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.13	Lease, dated as of 2001, by and between the Company and Discovery Parks Incorporated, as amended through July 1, 2014.	S-1	333-198666	10.14	September 10, 2014

10.14#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.15†	Amendment #4, dated May 13, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	August 13, 2015

10.16	Lease Modification Agreement, effective July 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-Q	001-36687	10.1	November 10, 2015

10.17	Lease Modification Agreement, effective December 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-K	001-36687	10.19	March 8, 2016

10.18†	Amendment #5, dated November 19, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-K	001-36687	10.20	March 8, 2016

10.19†	Amendment #6, dated March 9, 2016, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	May 10, 2016

10.20#	Offer letter, effective January 1, 2017, by and between Xenon Pharmaceuticals USA Inc. and James Empfield.

21.1	List of Subsidiaries of the Company.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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