Form 10-Q
period 2017-03-31
Xenon Pharmaceuticals Inc.
filed 2017-05-09
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 001-36687

XENON PHARMACEUTICALS INC.

(Exact name of Registrant as Specified in its Charter)

Canada	98-0661854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200-3650 Gilmore Way Burnaby, British Columbia, Canada	V5G 4W8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 484-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the registrant had 17,996,680 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$20,160	$17,095
Marketable securities	37,867	47,051
Accounts receivable	189	200
Prepaid expenses and other current assets	925	1,329
	59,141	65,675
Prepaid expenses, long term	269	408
Property, plant and equipment, net	1,376	1,404
Total assets	$60,786	$67,487

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 6)	3,591	3,586
	$3,591	$3,586

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 17,996,680 (December 31, 2016 - 17,930,590) (note 7a)	173,829	173,246
Additional paid-in capital	34,557	34,326
Accumulated deficit	(150,201)	(142,681)
Accumulated other comprehensive loss	(990)	(990)
	$57,195	$63,901
Total liabilities and shareholders’ equity	$60,786	$67,487

Collaboration agreements (note 8)
Commitments and contingencies (note 9)
Subsequent event (note 11)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Collaboration revenue (note 8)	$15	$569
Royalties	1	32
	16	601
Operating expenses:
Research and development	5,903	4,364
General and administrative	2,100	1,895
	8,003	6,259
Loss from operations	(7,987)	(5,658)
Other income:
Interest income	149	99
Foreign exchange gain	321	2,296
Net loss and comprehensive loss	(7,517)	(3,263)
Net loss per common share (note 4):
Basic	$(0.42)	$(0.23)
Diluted	$(0.43)	$(0.23)
Weighted-average common shares outstanding (note 4):
Basic	17,946,209	14,394,000
Diluted	17,974,469	14,394,000

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2015	14,385,336	$148,634	$33,083	$(119,693)	$(990)	$61,034
Net loss for the year				(22,997)		(22,997)
Issuance of common shares, net of issuance costs	3,450,000	$23,832				23,832
Stock option compensation expense			2,186			2,186
Issued pursuant to exercise of stock options	95,254	780	(657)	9		132
Fair value adjustment upon reclassification of stock options			(286)			(286)
Balance as of December 31, 2016	17,930,590	$173,246	$34,326	$(142,681)	$(990)	$63,901
Net loss for the period				(7,517)		(7,517)
Stock option compensation expense			637			637
Issued pursuant to exercise of stock options	66,090	$583	(406)	(3)		174
Balance as of March 31, 2017	17,996,680	$173,829	$34,557	$(150,201)	$(990)	$57,195
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(7,517)	$(3,263)
Items not involving cash:
Depreciation and amortization	165	282
Stock-based compensation	478	592
Unrealized foreign exchange gain	(326)	(2,260)
Changes in operating assets and liabilities:
Accounts receivable	11	(60)
Prepaid expenses, and other current assets	404	82
Prepaid expenses, long term	139	—
Accounts payable and accrued expenses	186	(160)
Deferred revenue	—	(157)
Net cash used in operating activities	(6,460)	(4,944)

Investing activities:
Purchases of property, plant and equipment	(137)	(83)
Proceeds from marketable securities	9,384	—
Net cash provided by (used in) investing activities	9,247	(83)

Financing activities:
Issuance of common shares pursuant to exercise of stock options	174	44
Net cash provided by financing activities	174	44
Effect of exchange rate changes on cash and cash equivalents	104	2,396
Increase (decrease) in cash and cash equivalents	3,065	(2,587)
Cash and cash equivalents, beginning of period	17,095	58,651
Cash and cash equivalents, end of period	$20,160	$56,064

Supplemental disclosures:
Interest received	$55	$112
Supplemental disclosures of non-cash transactions:
Fair value of options exercised on a cashless basis	19	—

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

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

The Company has one wholly-owned subsidiary as at March 31, 2017, Xenon Pharmaceuticals USA Inc. which was incorporated in Delaware on December 2, 2016.

These unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016 and included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on March 8, 2017.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month periods ended March 31, 2017 and 2016 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016. Certain comparative figures have been reclassified to conform to the consolidated financial statement presentation adopted for the current period.

3.	Future changes in accounting policies:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606) to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The standard, as subsequently amended, stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2017. The Company has begun its evaluation and identified two significant collaboration agreements with respect to revenue, the collaborative development and license agreements with Teva Pharmaceutical Industries, Ltd. and Genentech, a member of the Roche Group, described in notes 9(a) and (b), respectively, to the audited consolidated financial statements of the Company included in the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016. The Company is evaluating the new guidance as it applies to revenue previously recognized as well as milestone payments the Company is eligible to receive in future periods under these agreements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities. The update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

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

For the three months ended March 31, 2017, 1,943,508 stock options were excluded from the calculation of diluted net income per common share as their inclusion would be anti-dilutive. For the three months ended March 31, 2016, all stock options were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

The following is a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss used to compute net loss per common share:
Basic	$(7,517)	$(3,263)
Adjustment for change in fair value of liability classified stock options	(133)	—
Diluted	$(7,650)	$(3,263)
Denominator:
Weighted average number of common shares:
Basic	17,946,209	14,394,000
Adjustment for dilutive effect of stock options	28,260	—
Diluted	17,974,469	14,394,000
Net loss per common share - basic	$(0.42)	$(0.23)
Net loss per common share - diluted	$(0.43)	$(0.23)

5.	Fair value of financial instruments:

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

The Company’s Level 1 assets include cash and cash equivalents and marketable securities with quoted prices in active markets. The carrying amount of accounts receivables, accounts payable and accrued expenses approximates fair value due to the nature and short-term of those instruments. As quoted prices for the liability classified stock options, included in the consolidated balance sheet as accounts payable and accrued expenses, are not readily available, the Company has used a Black-Scholes pricing model to estimate fair value using Level 3 inputs as defined above.

6.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2017	2016
Trade payables	$1,165	$1,463
Employee compensation, benefits, and related accruals	530	872
Consulting and contracted research	1,495	1,029
Professional fees	305	93
Other	96	129
Total	$3,591	$3,586
7.	Share Capital
(a)	Financing:

On September 13, 2016, the Company completed an underwritten public offering of 3,450,000 of its common shares at a public offering price of $7.50 per common share. The Company received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses.

(b)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended March 31,
	2017	2016
Outstanding, beginning of period	1,910,823	1,721,472
Granted	416,750	233,950
Exercised(1)	(67,921)	(16,246)
Forfeited and expired	(1,415)	(4,442)
Outstanding, end of period	2,258,237	1,934,734
Exercisable, end of period	1,293,367	1,151,853

(1)

During the three months ended March 31, 2017, 62,397 stock options were exercised for the same number of common shares for cash (three months ended March 31, 2016 – 16,246). In the same period, the Company issued 3,693 common shares (three months ended March 31, 2016 – nil) for the cashless exercise of 5,524 stock options (three months ended March 31, 2016 – nil).

The fair value of each option granted to employees and non-employees is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Average risk-free interest rate	2.44%	1.64%
Expected volatility	81%	75%
Average expected term (in years)	7.47	6.25
Expected dividend yield	0.00%	0.00%

The weighted-average fair value of options granted during the three months ended March 31, 2017 was $6.34 (three months ended March 31, 2016 – $4.95) per option.

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

The following table is a summary of the revenue recognized from the Company’s collaborations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Teva:
Research funding	$15	$29
Genentech:
Recognition of upfront payment	—	157
Research funding	—	383
Total collaboration revenue	$15	$569

9.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement. In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $3,000 of which was paid in the year ended December 31, 2015. Of the amounts paid by the Company in 2015 in connection with the priority access agreement, $2,608 has been recorded as expenses to date for services rendered, $123 has been recorded as current prepaid expenses (December 31, 2016 – $392) and $269 as long-term prepaid expenses (December 31, 2016 – $408) for the provision of future services as at March 31, 2017.

(b)	License, manufacture and supply agreement:

In March 2017, the Company entered into a license, manufacture and supply agreement with a pharmaceutical contract manufacturing organization for the access and use of certain regulatory documents as well as for the manufacture and supply of clinical and commercial drug product. Under the terms of the agreement, the Company was required to pay an upfront payment of $500 CAD and will be required to pay a low single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

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

Dr. August J. Troendle, an officer and director of Medpace, which provides clinical development services to the Company, was a beneficial owner of more than 5% of the Company’s common shares during 2016. The Company incurred $432 of clinical development service fees under its priority access agreement and a master services agreement with Medpace for the three months ended March 31, 2017 (three months ended March 31, 2016 – $373).

11.	Subsequent Event:

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order Pharmaceuticals, Inc. (“1st Order”) pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from an affiliate of Valeant Pharmaceuticals International, Inc. (“Valeant”), and the Company will assume certain financial responsibilities under that agreement. Near term upfront and milestone consideration to be paid in 2017 is expected to total approximately $1,100. Future potential payments to both 1st Order and Valeant include $1,000 in clinical development milestones, up to $13,000 in regulatory milestones, and up to approximately $33,600 in sales-based and other milestones, which includes a $1,500 milestone that may be payable pre-commercially, plus a mid-to-high single digit percentage royalty on commercial sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2017 and with the securities commissions in British Columbia, Alberta and Ontario on March 8, 2017.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to find families to support our Extreme Genetics discovery platform;
•	our ability to discover genes and drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash flows to meet our needs for at least the next 12 to 24 months;

•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders. Building upon our vast knowledge of human genetics and diseases caused by mutations in ion channels, known as channelopathies, we are advancing a novel neurology-focused product pipeline of ion channel modulators to address therapeutic areas of high unmet medical need, such as pain and epilepsy.

Our pharmaceutical partners include Teva Pharmaceutical Industries, Ltd., or Teva (through its subsidiary, Ivax International GmbH), Genentech, a member of the Roche Group, and Merck & Co., Inc. (through its affiliate, Essex Chemie AG). Our pharmaceutical collaborations have generated in aggregate over $160.0 million in non-equity funding to date with the potential to provide us with over $1.0 billion in future milestone payments, as well as royalties and co-promotion income on product sales.

Our proprietary development pipeline and pharmaceutical partnerships include:

•

Our collaborator Teva is developing TV-45070, which is a topical sodium channel inhibitor for the treatment of neuropathic pain. Teva is currently conducting a randomized, double-blind, placebo-controlled Phase 2b clinical trial of TV-45070 in patients with post-herpetic neuralgia. Enrollment is complete with topline results expected in mid-2017;

•

Our collaborator Genentech has completed a Phase 1 clinical trial for GDC-0310, which is an oral, selective Nav1.7 small-molecule inhibitor. Pending a full assessment of the Phase 1 clinical results and ongoing in vivo studies, Genentech anticipates initiating a Phase 2 clinical trial in 2017 for the potential treatment of pain;

•

In April 2017, we acquired worldwide development and commercialization rights to XEN1101 from 1st Order Pharmaceuticals, Inc., or 1st Order, for the potential treatment of epilepsy. XEN1101 is a next-generation Kv7 potassium channel opener that preclinically demonstrated improved pharmacokinetics, selectivity, and pharmacology from a new chemical platform over first-generation potassium channel modulators, such as ezogabine. Xenon anticipates filing an investigational new drug, or IND, or IND equivalent, application to initiate a Phase 1 first-in-man clinical trial in the fourth quarter of 2017;

•

XEN901 is a potent, selective Nav1.6 inhibitor being developed for the treatment of rare infantile epileptic encephalopathies and other forms of epilepsy. We expect to file an IND, or IND equivalent, application in the fourth quarter of 2017; and

•

Our licensee uniQure Biopharma B.V., or uniQure, has developed Glybera for the treatment of the orphan disorder lipoprotein lipase deficiency. Glybera was the first gene therapy product approved in the European Union, or the EU. In November 2015, the first patient treated with Glybera as a commercially available gene therapy was announced by uniQure and enabled by its commercialization partner in the EU, Chiesi Farmaceutici S.p.A. which has sole control over commercialization in the EU. In April 2017, uniQure announced that it will not pursue the renewal of the Glybera marketing authorization in Europe, which is scheduled to expire on October 25, 2017.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. For the three months ended March 31, 2017, we recognized revenue, consisting primarily of funding from our collaborators of approximately $0.02 million. This compares to $0.6 million for the three months ended March 31, 2016.

We had a net loss of $7.5 million for the three months ended March 31, 2017 and an accumulated deficit of $150.2 million as of March 31, 2017, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations and we do not expect to have sustained profitability for the foreseeable future.

Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure, which have not been significant to date and which we expect to cease in October 2017 following expiration of Glybera’s marketing authorization, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. We expect that our revenue in the near term will be substantially dependent on our collaboration agreements. Given the uncertain nature of clinical development of our current and future product candidates and the commercialization of current and future products, we cannot predict when or whether we will receive further milestone payments under our current or future collaboration agreements or whether we will be able to report either revenue or net income in future years.

We expect to continue to incur significant expenses and operating losses for at least the next 12 to 24 months. We anticipate that our expenses will increase as we:

•

continue our research and preclinical and clinical development of our product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;

•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•	make milestone and other payments under our product acquisition and in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract, hire and retain skilled personnel; and
•	create additional infrastructure to support our operations and otherwise.

Recent Developments

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 (previously known as VRX621698) from an affiliate of Valeant Pharmaceuticals International, Inc., or Valeant, and we will assume certain financial responsibilities under that agreement. Near term upfront and milestone consideration to be paid in 2017 is expected to total approximately $1.1 million. Future potential payments to both 1st Order and Valeant include $1 million in clinical development milestones, up to $13 million in regulatory milestones, and up to approximately $33.6 million in sales-based and other milestones, which includes a $1.5 million milestone that may be payable pre-commercially, plus a mid-to-high single digit percentage royalty on commercial sales.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. In addition, we have received nominal royalties from a diagnostic license and from sales of Glybera. Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure, which have not been significant to date and which we expect to cease in October 2017 following expiration of Glybera’s marketing authorization, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever.

The following table is a summary of revenue recognized from our current collaboration agreements for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Teva:
Research funding	$15	$29
Genentech:
Recognition of upfront payment	—	157
Research funding	—	383
Total collaboration revenue	$15	$569

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

As our other internal and partnered products are in various stages of clinical and preclinical development, we do not expect to generate any revenue from product sales other than from our share of revenue related to our agreement with uniQure, which have not been significant to date and which we expect will cease in October 2017 following expiration of Glybera’s marketing authorization, for at least the next several years. We expect that revenue for the next several years will be derived from milestone payments under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

As of March 31, 2017, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$5,903	$4,364
General and administrative	2,100	1,895
Total operating expenses	$8,003	$6,259

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our proprietary product candidates including any acquired or in-licensed product candidates or technology, as well as to support research and development of our product candidates in collaboration with Teva and Genentech.

Research and development expenses consist of costs incurred in performing research and development activities, including salary, related benefits and stock-based compensation for employees engaged in scientific research and development, third-party contract costs relating to research, formulation, manufacturing, preclinical studies and clinical trial activities, third-party acquisition, license and collaboration fees, laboratory consumables and allocated facility-related and information technology costs.

Project-specific expenses reflect costs directly attributable to our clinical development candidates and our preclinical candidates once nominated and selected for further development including preclinical and discovery costs supporting a development candidate. All remaining research and development expenses are reflected in early-stage discovery programs. At any given time, we have several active early-stage research and drug discovery programs. Our personnel and infrastructure are typically deployed over multiple projects and are not directly linked to any individual internal early-stage research or drug discovery program. Therefore, we do not maintain financial information for our internal early-stage research and internal drug discovery programs on a project-specific basis.

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

Foreign Exchange Gain (Loss). Net foreign exchange gains and losses consist of gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk” below for additional information.

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

There have been no material changes in our critical accounting policies and significant judgements and estimates during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 8, 2017. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)
Collaboration revenue	$15	$569	$(554)
Royalties	1	32	(31)
Research and development expenses	5,903	4,364	1,539
General and administrative expenses	2,100	1,895	205
Other:
Interest income	149	99	50
Foreign exchange gain	321	2,296	(1,975)
Net loss	$(7,517)	$(3,263)	$(4,254)

Revenue

We recognized revenue of $0.02 million for the three months ended March 31, 2017 compared to $0.6 million for the three months ended March 31, 2016, a decrease of $0.6 million. For the three months ended March 31, 2016, we recognized revenue relating to the upfront payment from the March 2014 collaborative agreement with Genentech which was fully recognized by March 2016. The remaining decrease as compared to the same period in 2016 was mainly due to the expiration of FTE funding from Genentech in 2017 as we shifted resources from supporting our collaborations to our proprietary programs.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)
Collaboration expenses	$70	$289	$(219)
XEN801 expenses	1,449	1,160	289
XEN901 and Nav1.6 preclinical and discovery expenses	2,514	2,121	393
Preclinical and discovery program expenses	1,870	794	1,076
Total research and development expenses	$5,903	$4,364	$1,539

Research and development expenses were $5.9 million for the three months ended March 31, 2017 compared to $4.4 million for the three months ended March 31, 2016. The increase of $1.5 million was primarily attributable to increased spending on our internal preclinical and discovery programs, our XEN901 product candidate and our XEN801 product candidate, which is no longer being developed. The increase was partially offset by a decrease in collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)
General and administrative expenses	$2,100	$1,895	$205

General and administrative expenses were $2.1 million for the three months ended March 31, 2017 compared to $1.9 million for the three months ended March 31, 2016. The increase of $0.2 million was primarily attributable to increased costs for business development and salaries and benefits, partially offset by the fair value adjustment on our liability classified stock options.

Other Income

The following table summarizes our other income for the three months ended March 31, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)
Other income:	$470	$2,395	$(1,925)

Other income was $0.5 million for the three months ended March 31, 2017, compared to $2.4 million for the three months ended March 31, 2016. The change of $1.9 million was primarily driven by the change in foreign exchange gains arising largely from the translation of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars. We recorded a foreign exchange gain of $0.3 million for the three months ended March 31, 2017, compared to $2.3 million foreign exchange gain for the comparative period, largely due to a 1% and 7% increase in the value of the Canadian dollar for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and public offerings of our common shares and, to a lesser extent, through the receipt of government funding. As of March 31, 2017, we had cash and cash equivalents and marketable securities of $58.0 million. In September 2016, we completed an underwritten public offering of 3,450,000 of our common shares at a public offering price of $7.50 per common share. We received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses.

We have incurred significant operating losses since inception. We had a $7.5 million net loss for the three months ended March 31, 2017 and an accumulated deficit of $150.2 million from inception through March 31, 2017. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements including, without limitation, our agreements with the University of British Columbia, the Memorial University of Newfoundland, 1st Order, Valeant and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(6,460)	$(4,944)
Net cash provided by (used in) investing activities	9,247	(83)
Net cash provided by financing activities	174	44

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities totaled $6.5 million, compared to $4.9 million for the same period in 2016. The change was primarily related to a $1.4 million increase in research and development expenses and a $0.6 million decrease in revenue, partially offset by working capital changes.

Investing Activities

For the three months ended March 31, 2017, net cash provided by investing activities totaled $9.2 million, compared to net cash used in investing activities of $0.1 million for the same period in 2016. The change was driven primarily by the redemption of marketable securities in the three months ended March 31, 2017.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities did not change significantly as compared to the same period in 2016 and consisted exclusively of proceeds from the issuance of common shares from the exercise of stock options for both periods.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2016 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 8, 2017.

As of March 31, 2017, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K other than entering into a license, manufacture and supply agreement with a pharmaceutical contract manufacturing organization for the access and use of certain regulatory documents as well as for the manufacture and supply of clinical and commercial drug product. Under the terms of the agreement, we were required to pay an upfront payment of $500 CAD and will be required to pay a low single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement.  For additional information regarding potential milestone payments and royalties we may be obligated to pay pursuant to the terms of the 1st Order asset purchase agreement, see “—Recent Developments” above.

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

Outstanding Share Data

As of May 5, 2017, we had 17,996,680 common shares issued and outstanding and outstanding stock options to purchase an additional 2,258,737 common shares.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (ASC 606) to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The standard, as subsequently amended, stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2017. We have begun our evaluation and identified two significant collaboration agreements with respect to revenue, the collaborative development and license agreements with Teva and Genentech, described in notes 9(a) and (b), respectively, to our audited consolidated financial statements included in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016. We are evaluating the new guidance as it applies to revenue previously recognized as well as milestone payments we are eligible to receive in future periods under these agreements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities. The update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and a significant portion of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At March 31, 2017, we held cash and cash equivalents and marketable securities of $24.7 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $2.5 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $58.0 million as of March 31, 2017. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of March 31, 2017.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective, in design and operation, at the reasonable assurance level.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $7.5 million for the three months ended March 31, 2017 and an accumulated deficit of $150.2 million as of March 31, 2017, which were driven by expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure Biopharma B.V., or uniQure, which have not been significant to date, we have not generated any royalty revenue from product sales and our product candidates will require substantial additional investment before they will provide us with any product royalty revenue. In April 2017, uniQure announced that it will not seek marketing authorization renewal for Glybera in Europe, which authorization is scheduled to expire in October 2017. As a result, we expect Glybera royalties to cease following the expiration of such marketing authorization.

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
•

make milestone or other payments under our in-license agreements including, without limitation, our agreements with the University of British Columbia, the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., an affiliate of Valeant Pharmaceuticals International, Inc. and other third parties;

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

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. Other than royalties we are eligible to receive from sales of Glybera under our license to uniQure, which have not been significant to date and which we expect to cease in October 2017 following expiration of Glybera’s marketing authorization, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. Although we were profitable for the years ended December 31, 2014 and 2013, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

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

The scope of our future revenue will also depend upon the size of any markets in which our product candidates receive approval and the availability of insurance coverage and the availability and amount of reimbursement from third-party payers for future products, if any. If we are unable to achieve sufficient revenue to become profitable and remain so, our financial condition and operating results will be negatively impacted, and the market price of our common shares might be adversely impacted.

We will likely need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments to third parties, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the three months ended March 31, 2017, we incurred approximately $5.8 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

Our current cash and cash equivalents and marketable securities are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting preclinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-license agreements;
•

the cost of future commercialization activities, including activities required pursuant to our option to co-promote TV-45070, if exercised by us, and the cost of commercializing any future products we develop independently that are approved for sale;

•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

As of March 31, 2017, approximately 43% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars.

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

Our clinical product candidates, which include TV-45070, GDC-0310, along with XEN1101, XEN901, and other compounds in our preclinical and discovery pipeline, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline of our common share price could result. For example, in March 2017, we announced topline results from a Phase 2 study designed to evaluate the efficacy, safety, tolerability and systemic exposure of XEN801 for the treatment of moderate to severe facial acne. Results from this trial showed that XEN801 did not demonstrate a statistically significant difference from vehicle placebo in its primary endpoint of the percent change in total (inflammatory and non-inflammatory) lesion count from baseline to week 12. The results also showed that XEN801 did not demonstrate statistical significance relative to key secondary efficacy endpoints and we have no plans for further development of XEN801.

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

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics, gabapentin, and pregabalin. We are also aware of development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Amgen Inc., or Amgen, AstraZeneca PLC, Biogen Inc., Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, or Lilly, Merck & Co., Inc., or Merck, NeuroQuest Inc., Vertex Pharmaceuticals Inc., Voyager Therapeutics, Inc. and Chromocell Corporation in collaboration with its partner Astellas Pharma Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors, and Nav1.8 inhibitors.

If XEN901 or XEN1101 were approved for the treatment of epilepsy, we anticipate that they could compete with other anti-epileptic drugs, or AEDs, which typically can be categorized into four classes by AED mechanism: modulation of voltage-gated ion channels, enhancement of GABA-mediated inhibitory neurotransmission, reduction of glutamate-mediated excitatory neurotransmission, and SV2A modulation. Commonly used AEDs to treat focal seizures include carbamazepine, lamotrigine, valproate, oxcarbazepine, gabapentin and topiramate. There are currently no FDA-approved treatments indicated for the early infantile epileptic encephalopathies EIEE7 or EIEE13. We are not aware of other companies that are developing selective Nav1.6 inhibitors for the treatment of epilepsy. There may be other potassium channel modulators in development that could potentially compete with XEN1101, including products in development from SciFluor Lifesciences, Inc., Knopp Biosciences LLC, and Upsher-Smith Laboratories, Inc.

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

If we are not successful in discovering product candidates in addition to TV-45070, GDC-0310, and XEN901, or unable to acquire or in-license additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.

We use our discovery platform to identify validated drug targets and develop new product candidates. To date, our discovery platform has yielded one approved product, Glybera, and multiple development candidates, including TV-45070, GDC-0310 and XEN901. Use of our discovery platform requires substantial technical, financial and human resources, regardless of whether we identify any novel drug targets. Our discovery platform may initially show promise in identifying additional potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization. Such failure may occur for many reasons, including the following: any product candidate may, on further study, be shown to have serious or unexpected side effects or other characteristics that indicate it is unlikely to be safe or otherwise does not meet applicable regulatory criteria; and any product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all.

If we are unable to identify additional product candidates suitable for clinical development and commercialization either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies, we may not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact the market price of our common shares.

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

Our collaborator for TV-45070, Teva, is based in Israel and a significant portion of the research and development activities under our collaboration with Teva are performed outside of North America. Glybera has been approved for commercial sale in the EU by the EMA, subject to uniQure’s compliance with certain post-approval reporting and monitoring obligations; however, uniQure announced in April 2017 that it will not pursue the renewal of marketing authorization in Europe when it is scheduled to expire in October 2017. If we continue to engage in significant cross-border activities, we will be subject to risks related to international operations, including:

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

Our product candidates – including TV-45070 and GDC-0310 for the treatment of pain, as well as XEN1101 and XEN901 for the treatment of epilepsy – target novel molecular mechanisms. Regulatory authorities may require more extensive studies of the long-term effects of such product candidates for regulatory approval, which could delay development of our product candidates or our future product candidates based on novel mechanisms.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our products, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved as products. For example, in March 2017, we announced topline results from a Phase 2 study designed to evaluate the efficacy, safety, tolerability and systemic exposure of XEN801 for the treatment of moderate to severe facial acne. Results from this trial showed that XEN801 did not demonstrate a statistically significant difference from vehicle placebo in its primary endpoint of the percent change in total (inflammatory and non-inflammatory) lesion count from baseline to week 12. The results also showed that XEN801 did not demonstrate statistical significance relative to key secondary efficacy endpoints and we have no plans for further development of XEN801.

In the case of some of our product candidates, we are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and, in some cases our clinical trials use novel end points and measurement methodologies or subjective patient feedback, which adds a layer of complexity to our clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. For example, clinical trials for pain, the indication for which TV-45070 and GDC-0310 are being developed, are inherently difficult to conduct. The primary measure of pain is based on subjective patient feedback, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The placebo effect also tends to have a more significant impact on pain trials.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. TV-45070 has received both fast track and orphan drug designations for the treatment of erythromelalgia, or EM, from the FDA, and flunarizine, for the potential treatment of hemiplegic migraine, has received orphan drug designation from the FDA. If we seek orphan drug designations for other indications or in other jurisdictions, such as for TV-45070 in the EU, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payers. An adequate level of reimbursement might not be available for such products and third-party payers’ reimbursement policies might adversely affect our or our collaborators’ ability to sell any future products profitably.

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

We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common shares.

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

Under our existing license agreements, including those associated with our XEN1101 program, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

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

As of March 31, 2017, options to purchase 2,258,237 of our common shares with a weighted-average exercise price of $7.67 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Date: May 9, 2017

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017

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