Form 10-Q
period 2017-06-30
Xenon Pharmaceuticals Inc.
filed 2017-08-03
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the registrant had 17,998,420 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$23,090	$17,095
Marketable securities	28,606	47,051
Accounts receivable	198	200
Prepaid expenses and other current assets	739	1,329
	52,633	65,675
Prepaid expenses, long term	285	408
Property, plant and equipment, net	1,308	1,404
Total assets	$54,226	$67,487

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 6)	3,774	3,586
	$3,774	$3,586

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 17,998,420 (December 31, 2016 - 17,930,590) (note 7a)	173,841	173,246
Additional paid-in capital	35,182	34,326
Accumulated deficit	(157,581)	(142,681)
Accumulated other comprehensive loss	(990)	(990)
	$50,452	$63,901
Total liabilities and shareholders’ equity	$54,226	$67,487

Collaboration agreements (note 8)
Commitments and contingencies (note 9)
Subsequent event (note 11)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue (note 8)	$15	$412	$30	$981
Royalties	—	1	1	33
	15	413	31	1,014
Operating expenses:
Research and development	6,109	5,103	12,012	9,467
General and administrative	1,799	1,676	3,899	3,571
	7,908	6,779	15,911	13,038
Loss from operations	(7,893)	(6,366)	(15,880)	(12,024)
Other income:
Interest income	109	123	258	222
Foreign exchange gain	404	227	725	2,523
Net loss and comprehensive loss	(7,380)	(6,016)	(14,897)	(9,279)
Net loss per common share (note 4):
Basic	$(0.41)	$(0.42)	$(0.83)	$(0.64)
Diluted	$(0.41)	$(0.42)	$(0.84)	$(0.65)
Weighted-average common shares outstanding (note 4):
Basic	17,997,194	14,408,108	17,971,702	14,401,054
Diluted	18,015,748	14,434,602	17,995,109	14,428,160

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2015	14,385,336	$148,634	$33,083	$(119,693)	$(990)	$61,034
Net loss for the year				(22,997)		(22,997)
Issuance of common shares, net of issuance costs	3,450,000	23,832				23,832
Stock-based compensation expense			2,186			2,186
Issued pursuant to exercise of stock options	95,254	780	(657)	9		132
Fair value adjustment upon reclassification of stock options			(286)			(286)
Balance as of December 31, 2016	17,930,590	$173,246	$34,326	$(142,681)	$(990)	$63,901
Net loss for the period				(14,897)		(14,897)
Stock-based compensation expense			1,271			1,271
Issued pursuant to exercise of stock options	67,830	595	(415)	(3)		177
Balance as of June 30, 2017	17,998,420	$173,841	$35,182	$(157,581)	$(990)	$50,452
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(14,897)	$(9,279)
Items not involving cash:
Depreciation and amortization	334	531
Stock-based compensation	1,076	1,006
Unrealized foreign exchange gain	(819)	(2,508)
Changes in operating assets and liabilities:
Accounts receivable	5	(333)
Prepaid expenses, and other current assets	590	(96)
Prepaid expenses, long term	123	462
Accounts payable and accrued expenses	326	1
Deferred revenue	—	(157)
Net cash used in operating activities	(13,262)	(10,373)

Investing activities:
Purchases of property, plant and equipment	(238)	(205)
Purchase of marketable securities	(22,281)	(15,300)
Proceeds from marketable securities	41,099	—
Net cash provided by (used in) investing activities	18,580	(15,505)

Financing activities:
Issuance of common shares pursuant to exercise of stock options	177	82
Net cash provided by financing activities	177	82
Effect of exchange rate changes on cash and cash equivalents	500	2,355
Increase (decrease) in cash and cash equivalents	5,995	(23,441)
Cash and cash equivalents, beginning of period	17,095	58,651
Cash and cash equivalents, end of period	$23,090	$35,210

Supplemental disclosures:
Interest received	$457	$204
Supplemental disclosures of non-cash transactions:
Fair value of options exercised on a cashless basis	25	4

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

The Company has one wholly-owned subsidiary as at June 30, 2017, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2017 and 2016 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016. Certain comparative figures have been reclassified to conform to the consolidated financial statement presentation adopted for the current period.

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

For the three and six month periods ended June 30, 2017, 2,228,637 and 2,086,072 stock options, respectively, were excluded from the calculation of diluted net income per common share as their inclusion would be anti-dilutive (three and six months ended June 30, 2016 – 1,934,452 and 1,841,096, respectively).

The following is a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss used to compute net loss per common share:
Basic	$(7,380)	$(6,016)	$(14,897)	$(9,279)
Adjustment for change in fair value of liability classified stock options	(30)	(58)	(162)	(100)
Diluted	$(7,410)	$(6,074)	$(15,059)	$(9,379)
Denominator:
Weighted average number of common shares:
Basic	17,997,194	14,408,108	17,971,702	14,401,054
Adjustment for dilutive effect of stock options	18,554	26,494	23,407	27,106
Diluted	18,015,748	14,434,602	17,995,109	14,428,160
Net loss per common share - basic	$(0.41)	$(0.42)	$(0.83)	$(0.64)
Net loss per common share - diluted	$(0.41)	$(0.42)	$(0.84)	$(0.65)

5.	Fair value of financial instruments:

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

6.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2017	2016
Trade payables	$1,314	$1,463
Employee compensation, benefits, and related accruals	975	872
Consulting and contracted research	1,061	1,029
Professional fees	358	93
Other	66	129
Total	$3,774	$3,586
7.	Share Capital
(a)	Financing:

On September 13, 2016, the Company completed an underwritten public offering of 3,450,000 of its common shares at a public offering price of $7.50 per common share. The Company received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses.

(b)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Outstanding, beginning of period	2,258,237	1,934,734	1,910,823	1,721,472
Granted	29,750	65,450	446,500	299,400
Exercised(1)	(3,085)	(14,283)	(71,006)	(30,529)
Forfeited and expired	(8,005)	(2,227)	(9,420)	(6,669)
Outstanding, end of period	2,276,897	1,983,674	2,276,897	1,983,674
Exercisable, end of period	1,374,535	1,195,883	1,374,535	1,195,883

(1)

During the six months ended June 30, 2017, 63,425 stock options were exercised for the same number of common shares for cash (six months ended June 30, 2016 – 29,270). In the same period, the Company issued 4,405 common shares (six months ended June 30, 2016 – 741) for the cashless exercise of 7,581 stock options (six months ended June 30, 2016 – 1,259).

The fair value of each option granted to employees and non-employees is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average risk-free interest rate	2.05%	1.44%	2.41%	1.60%
Expected volatility	81%	74%	81%	75%
Average expected term (in years)	7.68	6.14	7.49	6.23
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted-average fair value of options granted during the six months ended June 30, 2017 was $6.11 (six months ended June 30, 2016 – $4.90) per option.

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

The following table is a summary of the revenue recognized from the Company’s collaborations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Teva:
Research funding	$15	$29	$30	$58
Genentech:
Recognition of upfront payment	—	—	—	157
Research funding	—	383	—	766
Total collaboration revenue	$15	$412	$30	$981

9.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement. In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $3,000 of which was paid in the year ended December 31, 2015. Of the amounts paid by the Company in 2015 in connection with the priority access agreement, an aggregate of $2,715 has been recorded as expenses to date for services rendered, and no amount has been classified as current prepaid expenses (December 31, 2016 – $392) and $285 has been classified as long-term prepaid expenses (December 31, 2016 – $408) for the provision of future services as at June 30, 2017.

(b)	License, manufacture and supply agreement:

In March 2017, the Company entered into a license, manufacture and supply agreement with a pharmaceutical contract manufacturing organization for the access and use of certain regulatory documents as well as for the manufacture and supply of clinical and commercial drug product. Under the terms of the agreement, the Company paid an upfront fee of $500 CAD and will be required to pay a low single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

(c)	Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from an affiliate of Valeant Pharmaceuticals International, Inc. (“Valeant”), and the Company has assumed certain financial responsibilities under that agreement. Under the terms of the agreement, the Company paid an upfront fee of $350 and expects to pay an additional $700 in milestones in 2017. Future potential payments to both 1st Order and Valeant include $1,000 in clinical development milestones, up to $13,000 in regulatory milestones, and up to approximately $33,600 in sales-based and other milestones, which includes a $1,500 milestone that may be payable pre-commercially, plus a mid-to-high single-digit percentage royalty on commercial sales.

(d)	Guarantees and indemnifications:

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

Dr. August J. Troendle, an officer and director of Medpace, which provided clinical development services to the Company, was a beneficial owner of more than 5% of the Company’s common shares during 2016. The Company incurred $332 and $764 of clinical development service fees under its priority access agreement and a master services agreement with Medpace for the three and six months ended June 30, 2017, respectively (three and six months ended June 30, 2016 – $568 and $941, respectively.)

11.	Subsequent Event:

In July 2017, the Company entered into a license agreement with a pharmaceutical company for the access and use of certain regulatory documents to support the development of a potential product candidate. Under the terms of the agreement, the Company is required to pay an upfront fee of $1,000. Future potential payments include $2,000 in clinical development milestones, up to $7,000 in regulatory milestones, which includes $1,000 expected to be paid in 2017, plus a low-to-mid single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to find families to support our Extreme Genetics discovery platform;
•	our ability to discover genes and drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	our belief in the sufficiency of our cash flows to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Our proprietary development pipeline and pharmaceutical partnerships include:

•

XEN1101 is a next-generation Kv7 potassium channel opener for the treatment of epilepsy. Pre-clinically, XEN1101 has demonstrated improved pharmacokinetics, selectivity, potency and efficacy over first-generation potassium channel modulators, such as ezogabine. Xenon anticipates filing an investigational new drug, or IND, or IND equivalent, application to initiate a Phase 1 first-in-man clinical trial in the fourth quarter of 2017, and Phase 2 development is anticipated to begin by mid-2018;

•

XEN901 is a potent, selective Nav1.6 sodium channel inhibitor for the treatment of rare infantile epileptic encephalopathies and other forms of epilepsy. XEN901 has demonstrated efficacy against seizures in an animal model of Nav1.6 gain-of-function SCN8A epilepsy as well as animal models that support the treatment of adult partial onset epilepsy. Xenon expects to file an IND, or IND equivalent, application in the fourth quarter of 2017;

•

Our collaborator, Teva, is responsible for the development of TV-45070, which is a topical sodium channel inhibitor for the treatment of neuropathic pain. In June 2017, we, along with Teva, announced topline results from a Phase 2b clinical trial that evaluated the efficacy and safety of TV-45070 in patients with post-herpetic neuralgia. TV-45070 did not meet the primary endpoint of a statistically significant change in pain from baseline to week four as assessed by the numeric rating scale, and secondary endpoints were also not met in the study. There were no safety concerns in the study. We and Teva plan to further analyze the data from this study to determine the next steps for TV-45070;

•

Our collaborator, Genentech, has completed a Phase 1 clinical trial for GDC-0310, which is an oral, selective Nav1.7 small-molecule inhibitor. Pending completion and assessment of ongoing preclinical studies, Genentech anticipates initiating a Phase 2 clinical trial for the potential treatment of pain in the first quarter of 2018.

•

In July 2017, we achieved a milestone in our pain genetics discovery collaboration with Genentech triggering a milestone payment. We and Genentech have successfully discovered and identified a novel pain target by leveraging our Extreme Genetics platform based on the study of rare phenotypes of individuals who have either an inability to perceive pain or have non-precipitated spontaneous severe pain; and

•

Our licensee uniQure Biopharma B.V., or uniQure, has developed Glybera for the treatment of the orphan disorder lipoprotein lipase deficiency. Glybera was the first gene therapy product approved in the European Union, or the EU. In November 2015, the first patient treated with Glybera as a commercially available gene therapy was announced by uniQure and enabled by its commercialization partner in the EU, Chiesi Farmaceutici S.p.A., which has sole control over commercialization in the EU. In April 2017, uniQure announced that it will not pursue the renewal of the Glybera marketing authorization in Europe, which is scheduled to expire on October 25, 2017.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. For the six months ended June 30, 2017, we recognized revenue, consisting primarily of funding from our collaborators of approximately $0.03 million. This compares to $1.0 million for the six months ended June 30, 2016.

We had a net loss of $14.9 million for the six months ended June 30, 2017 and an accumulated deficit of $157.6 million as of June 30, 2017, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations and we do not expect to have sustained profitability for the foreseeable future.

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

The following table is a summary of revenue recognized from our current collaboration agreements for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Teva:
Research funding	$15	$29	$30	$58
Genentech:
Recognition of upfront payment	—	—	—	157
Research funding	—	383	—	766
Total collaboration revenue	$15	$412	$30	$981

Pursuant to the terms of our March 2014 genetics collaborative agreement with Genentech, we received an upfront payment of $1.5 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $1.5 million upfront payment was recognized as revenue ratably over the expected period of research performance, which was the two-year period from March 2014 to March 2016.

As our other internal and partnered products are in various stages of clinical and preclinical development, we do not expect to generate any revenue from product sales other than from royalties related to our agreement with uniQure, which have not been significant to date and which we expect will cease in October 2017 following expiration of Glybera’s marketing authorization, for at least the next several years. We expect that revenue for the next several years will be derived from milestone payments under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

As of June 30, 2017, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$6,109	$5,103	$12,012	$9,467
General and administrative	1,799	1,676	3,899	3,571
Total operating expenses	$7,908	$6,779	$15,911	$13,038

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

Project-specific expenses reflect costs directly attributable to our clinical development candidates and our preclinical candidates once nominated and selected for further development including preclinical and discovery costs supporting a development candidate. All remaining research and development expenses are reflected in preclinical and discovery program expenses. At any given time, we have several active early-stage research and drug discovery programs. Our personnel and infrastructure are typically deployed over multiple projects and are not directly linked to any individual internal early-stage research or drug discovery program. Therefore, we do not maintain financial information for our internal early-stage research and internal drug discovery programs on a project-specific basis.

We expense all research and development costs as incurred. We expect that our research and development expenses will increase in the future as we advance our proprietary product candidates through clinical development, advance our internal drug discovery programs into preclinical development and continue our early-stage research. The increase in expense will likely include added personnel and third-party contracts related to research, formulation, manufacturing, preclinical studies and clinical trial activities as well as third-party acquisition, license and collaboration fees and laboratory consumables.

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

There have been no material changes in our critical accounting policies and significant judgements and estimates during the six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 8, 2017. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the three and six months ended June 30, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2017 vs. 2016	Six Months Ended June 30,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Collaboration revenue	$15	$412	$(397)	$30	$981	$(951)
Royalties	—	1	(1)	1	33	(32)
Research and development expenses	6,109	5,103	1,006	12,012	9,467	2,545
General and administrative expenses	1,799	1,676	123	3,899	3,571	328
Other:
Interest income	109	123	(14)	258	222	36
Foreign exchange gain	404	227	177	725	2,523	(1,798)
Net loss	$(7,380)	$(6,016)	$(1,364)	$(14,897)	$(9,279)	$(5,618)

Revenue

Revenue decreased by $0.4 million and $1.0 million in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. In 2016, we recognized revenue related to the upfront payment from the March 2014 genetics collaborative agreement with Genentech which was fully recognized by March 2016. The remaining decrease as compared to the same periods in 2016 was mainly due to the expiration of FTE funding from Genentech in 2017 as we shifted resources from supporting our collaborations to our proprietary programs.

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2017 vs. 2016	Six Months Ended June 30,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Collaboration expenses	$51	$342	$(291)	$121	$631	$(510)
XEN801 expenses	101	1,173	(1,072)	1,550	2,333	(783)
XEN901 and Nav1.6 preclinical and discovery expenses	3,281	2,546	735	5,795	4,667	1,128
XEN1101 expenses	1,025	—	1,025	1,151	—	1,151
Preclinical and discovery program expenses	1,651	1,042	609	3,395	1,836	1,559
Total research and development expenses	$6,109	$5,103	$1,006	$12,012	$9,467	$2,545

Research and development expenses increased by $1.0 million and $2.5 million in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. These increases were primarily attributable to increased spending on our internal preclinical and discovery programs, our XEN1101 product candidate which was acquired in April 2017, and our XEN901 product candidate. These increases were partially offset by a decrease in XEN801 expenses, a product candidate which is no longer being developed, and a decrease in collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2017 vs. 2016	Six Months Ended June 30,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
General and administrative expenses	$1,799	$1,676	$123	$3,899	$3,571	$328

General and administrative expenses increased by $0.1 million and $0.3 million in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. These increases were primarily attributable to increased costs for business development activities and salaries and benefits, partially offset by the fair value adjustment on our liability classified stock options.

Other Income

The following table summarizes our other income for the three and six months ended June 30, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2017 vs. 2016	Six Months Ended June 30,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Other income:	$513	$350	$163	$983	$2,745	$(1,762)

Other income changed by $0.2 million and $1.8 million in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. The change in other income was primarily driven by the change in foreign exchange gains arising largely from the translation of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars. We recorded foreign exchange gains of $0.4 million and $0.2 million due to a 2% and 1% increase in the value of the Canadian dollar during the three months ended June 30, 2017 and 2016, respectively. During the six month periods ended June 30, 2017 and 2016, we recorded foreign exchange gains of $0.7 million and $2.5 million due to a 3% and 7% increase in the value of the Canadian dollar, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and public offerings of our common shares and, to a lesser extent, through the receipt of government funding. As of June 30, 2017, we had cash and cash equivalents and marketable securities of $51.7 million. In September 2016, we completed an underwritten public offering of 3,450,000 of our common shares at a public offering price of $7.50 per common share. We received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses.

We have incurred significant operating losses since inception. We had a $14.9 million net loss for the six months ended June 30, 2017 and an accumulated deficit of $157.6 million from inception through June 30, 2017. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements including, without limitation, our agreements with the University of British Columbia, the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., or 1st Order, Valeant Pharmaceuticals International, Inc., or Valeant, and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report and research funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials remains uncertain.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(13,262)	$(10,373)
Net cash provided by (used in) investing activities	18,580	(15,505)
Net cash provided by financing activities	177	82

Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities totaled $13.3 million, compared to $10.4 million for the same period in 2016. The change was primarily related to a $2.5 million increase in research and development expenses and a $1.0 million decrease in revenue, partially offset by working capital changes.

Investing Activities

For the six months ended June 30, 2017, net cash provided by investing activities totaled $18.6 million, compared to net cash used in investing activities of $15.5 million for the same period in 2016. The change was driven by the maturity of marketable securities, net of purchases in the six months ended June 30, 2017 as compared to the purchase of marketable securities in the same period in 2016.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities did not change significantly as compared to the same period in 2016 and consisted exclusively of proceeds from the issuance of common shares from the exercise of stock options for both periods.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2016 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 8, 2017.

As of June 30, 2017, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K other than the following:

In March 2017, we entered into a license, manufacture and supply agreement with a pharmaceutical contract manufacturing organization for the access and use of certain regulatory documents as well as for the manufacture and supply of clinical and commercial drug product. Under the terms of the agreement, we paid an upfront fee of $0.5 million CAD and will be required to pay a low single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from an affiliate of Valeant, and we have assumed certain financial responsibilities under that agreement. Under the terms of the agreement, we paid an upfront fee of $0.4 million and expect to pay an additional $0.7 million in milestones in 2017. Future potential payments to both 1st Order and Valeant include $1.0 million in clinical development milestones, up to $13.0 million in regulatory milestones, and up to approximately $33.6 million in sales-based and other milestones, which includes a $1.5 million milestone that may be payable pre-commercially, plus a mid-to-high single-digit percentage royalty on commercial sales.

In July 2017, we entered into a license agreement with a pharmaceutical company for the access and use of certain regulatory documents to support the development of a potential product candidate. Under the terms of the agreement, we are required to pay an upfront fee of $1.0 million. Future potential payments include $2.0 million in clinical development milestones, up to $7.0 million in regulatory milestones, which includes $1.0 million expected to be paid in 2017, plus a low-to-mid single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

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

Outstanding Share Data

As of July 31, 2017, we had 17,998,420 common shares issued and outstanding and outstanding stock options to purchase an additional 2,276,897 common shares.

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and a significant portion of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At June 30, 2017, we held cash and cash equivalents and marketable securities of $21.3 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $2.1 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $51.7 million as of June 30, 2017. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of June 30, 2017.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $14.9 million for the six months ended June 30, 2017 and an accumulated deficit of $157.6 million as of June 30, 2017, which were driven by expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments to third parties, manufacturing of product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the six months ended June 30, 2017, we incurred approximately $12.0 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report and research funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

Global credit and financial markets experienced extreme disruptions at various points over the last decade, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

We are subject to risks associated with currency fluctuations which could impact our results of operations.

As of June 30, 2017, approximately 41% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars.

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

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. For example, we aim to maintain a natural currency hedge against fluctuations in the U.S./Canadian foreign exchange rate by matching the amount of U.S. dollar and Canadian dollar investments to the expected amount of future U.S. dollar and Canadian dollar obligations, respectively. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

Risks Related to Our Business

We, or our collaborators, may fail to successfully develop our product candidates.

Our clinical product candidates, which include TV-45070 and GDC-0310, along with our preclinical compounds, which include XEN1101 and XEN901, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline in the market price of our common shares could result. For example, in June 2017, we, along with Teva Pharmaceutical Industries Ltd., or Teva, announced topline results from a Phase 2b study designed to evaluate the efficacy and safety of TV-45070 for the treatment of post-herpetic neuralgia, or PHN. Results from this trial showed that TV-45070 did not meet the primary endpoint of a statistically significant change in pain from baseline to week four as assessed by the numeric rating scale. Secondary endpoints were also not met. We and Teva plan to further analyze the data from this study to determine the next steps for TV-45070.

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

To the extent that we are unable to compete effectively against one or more of our competitors in these areas, our business will not grow and our financial condition, results of operations and the market price of our common shares may suffer.

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

We have no experience in Phase 3 and later stage clinical development, and related regulatory requirements or the commercialization of products. Teva is responsible for the clinical development of TV-45070; Genentech, a member of the Roche Group, is responsible for the clinical development of GDC-0310; and uniQure controls and has been responsible for the development and commercialization of Glybera. Accordingly, we have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to selectively develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

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

If we are not successful in discovering, acquiring or in-licensing product candidates in addition to TV-45070, GDC-0310, XEN1101 and XEN901, our ability to expand our business and achieve our strategic objectives may be impaired.

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

We could experience difficulties attracting and retaining qualified employees as competition for qualified personnel in the biotechnology and pharmaceutical field is intense. We are highly dependent upon our senior management, particularly Dr. Pimstone, our Chief Executive Officer and President, and Mr. Ian Mortimer, our Chief Financial Officer and Chief Operating Officer, as well as other employees. The loss of services of any of these individuals or one or more of our other members of senior management could materially delay or even prevent the successful development of our product candidates.

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

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or cybersecurity breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cybersecurity breach nor experienced a material system failure, our internal computer systems and those of our contractors and consultants remain potentially vulnerable to damage from these events.

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

Before obtaining regulatory approvals for the commercial sale of our products, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved as products. For example, in June 2017, we, along with Teva, announced topline results from a Phase 2b study designed to evaluate the efficacy and safety of TV-45070 in PHN. Results from this trial showed that TV-45070 did not meet the primary endpoint of a statistically significant change in pain from baseline to week four as assessed by the numeric rating scale. Secondary endpoints were also not met. We and Teva plan to further analyze the data from this study to determine the next steps for TV-45070.

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

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidates. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases under study lack established clinical endpoints and validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously. For example, our results for two small exploratory clinical trials for primary EM pain, one using a topical formulation and the other an oral formulation of TV-45070, used novel measures of efficacy assessment. While these studies provided promising results, further larger clinical trials would be necessary to confirm and extend these observations.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted in 2010 and includes measures that have significantly changed, or will significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of importance to the pharmaceutical industry are the following:

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

Risks Related to Our Dependence on Third Parties

We depend on our collaborative relationship with Teva to further develop and commercialize TV-45070, and if our relationship is not successful or is terminated, we may not be able to effectively develop and/or commercialize TV-45070, which could have a material adverse effect on our business.

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

As a result of our dependence on Teva, the eventual success or commercial viability of TV-45070 is largely beyond our control. The financial returns to us, if any, depend in large part on the achievement of development and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on Teva’s performance under the agreement. We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Teva, including:

•	adverse decisions by Teva or the Joint Development Committee regarding the development and commercialization of TV-45070;
•	possible disagreements as to the timing, nature and extent of development plans, including clinical trials or regulatory approval strategy;
•	loss of significant rights if we fail to meet our obligations under the agreement;
•	our limited control over clinical trials of TV-45070;
•	changes in key management personnel at Teva, including in members of the Joint Development Committee; and
•	possible disagreements with Teva regarding the agreement, for example, with regard to ownership of intellectual property rights.

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

As of June 30, 2017, options to purchase 2,276,897 of our common shares with a weighted-average exercise price of $7.66 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

10.1†

Letter Agreement, dated May 8, 2017, to Amendment #4, dated May 13, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.

10.2†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

Date: August 3, 2017

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2017

XENON PHARMACEUTICALS INC.

By:	/s/ Ian Mortimer
Ian Mortimer
Chief Financial Officer, Chief Operating Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1†

Letter Agreement, dated May 8, 2017, to Amendment #4, dated May 13, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.

10.2†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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