Form 10-Q
period 2017-09-30
Xenon Pharmaceuticals Inc.
filed 2017-11-07
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the registrant had 17,998,420 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,688	$17,095
Marketable securities	29,084	47,051
Accounts receivable	129	200
Prepaid expenses and other current assets	1,086	1,329
	44,987	65,675
Prepaid expenses, long term	218	408
Property, plant and equipment, net	1,154	1,404
Total assets	$46,359	$67,487

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 6)	3,058	3,586
	$3,058	$3,586

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 17,998,420 (December 31, 2016 - 17,930,590) (note 7a)	173,841	173,246
Additional paid-in capital	35,773	34,326
Accumulated deficit	(165,323)	(142,681)
Accumulated other comprehensive loss	(990)	(990)
	$43,301	$63,901
Total liabilities and shareholders’ equity	$46,359	$67,487

Collaboration agreements (note 8)
Commitments and contingencies (note 9)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue (note 8)	$264	$412	$294	$1,393
Royalties	—	1	1	34
	264	413	295	1,427
Operating expenses:
Research and development	7,164	5,965	19,176	15,432
General and administrative	1,744	1,779	5,643	5,350
	8,908	7,744	24,819	20,782
Loss from operations	(8,644)	(7,331)	(24,524)	(19,355)
Other income:
Interest income	124	114	382	336
Foreign exchange gain (loss)	778	(497)	1,503	2,026
Net loss and comprehensive loss	(7,742)	(7,714)	(22,639)	(16,993)
Net loss per common share (note 4):
Basic	$(0.43)	$(0.51)	$(1.26)	$(1.16)
Diluted	$(0.43)	$(0.51)	$(1.27)	$(1.16)
Weighted-average common shares outstanding (note 4):
Basic	17,998,420	15,268,964	17,980,608	14,690,357
Diluted	18,009,979	15,268,964	18,000,066	14,690,357

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2015	14,385,336	$148,634	$33,083	$(119,693)	$(990)	$61,034
Net loss for the year				(22,997)		(22,997)
Issuance of common shares, net of issuance costs	3,450,000	23,832				23,832
Stock-based compensation expense			2,186			2,186
Issued pursuant to exercise of stock options	95,254	780	(657)	9		132
Fair value adjustment upon reclassification of stock options			(286)			(286)
Balance as of December 31, 2016	17,930,590	$173,246	$34,326	$(142,681)	$(990)	$63,901
Net loss for the period				(22,639)		(22,639)
Stock-based compensation expense			1,862			1,862
Issued pursuant to exercise of stock options	67,830	595	(415)	(3)		177
Balance as of September 30, 2017	17,998,420	$173,841	$35,773	$(165,323)	$(990)	$43,301
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(22,639)	$(16,993)
Items not involving cash:
Depreciation and amortization	502	698
Stock-based compensation	1,643	1,642
Unrealized foreign exchange gain	(1,585)	(2,011)
Changes in operating assets and liabilities:
Accounts receivable	77	(272)
Prepaid expenses, and other current assets	243	636
Prepaid expenses, long term	190	615
Accounts payable and accrued expenses	(319)	945
Deferred revenue	—	(157)
Net cash used in operating activities	(21,888)	(14,897)

Investing activities:
Purchases of property, plant and equipment	(252)	(251)
Purchase of marketable securities	(22,281)	(15,365)
Proceeds from marketable securities	41,024	—
Net cash provided by (used in) investing activities	18,491	(15,616)

Financing activities:
Issuance of common shares pursuant to exercise of stock options	177	84
Issuance of common shares, net of issuance costs (note 7a)	—	23,832
Net cash provided by financing activities	177	23,916
Effect of exchange rate changes on cash and cash equivalents	813	2,081
Decrease in cash and cash equivalents	(2,407)	(4,516)
Cash and cash equivalents, beginning of period	17,095	58,651
Cash and cash equivalents, end of period	$14,688	$54,135

Supplemental disclosures:
Interest received	$544	$261
Supplemental disclosures of non-cash transactions:
Fair value of options exercised on a cashless basis	25	168

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

The Company has one wholly-owned subsidiary as at September 30, 2017, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2017  and 2016 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016. Certain comparative figures have been reclassified to conform to the consolidated financial statement presentation adopted for the current period.

3.	Future changes in accounting policies:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606) to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The standard, as subsequently amended, stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2017. ASC 606 may be adopted using one of two methods: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company anticipates the adoption of the standard under the modified retrospective approach on January 1, 2018. The Company has begun its evaluation and identified two significant collaboration agreements with respect to revenue, the collaborative development and license agreements with Teva Pharmaceutical Industries, Ltd. and Genentech, a member of the Roche Group, described in notes 9(a) and (b), respectively, to the audited consolidated financial statements of the Company included in the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016. The Company is continuing to evaluate the new guidance as it applies to revenue previously recognized, milestone payments the Company is eligible to receive in future periods under these agreements, as well as financial statement disclosures.

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

For the three and nine month periods ended September 30, 2017 , 2,214,110 and 2,128,751 stock options, respectively, were excluded from the calculation of diluted net income per common share as their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2016, all stock options were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

The following is a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss used to compute net loss per common share:
Basic	$(7,742)	$(7,714)	$(22,639)	$(16,993)
Adjustment for change in fair value of liability classified stock options	(20)	—	(182)	—
Diluted	$(7,762)	$(7,714)	$(22,821)	$(16,993)
Denominator:
Weighted average number of common shares:
Basic	17,998,420	15,268,964	17,980,608	14,690,357
Adjustment for dilutive effect of stock options	11,559	—	19,458	—
Diluted	18,009,979	15,268,964	18,000,066	14,690,357
Net loss per common share - basic	$(0.43)	$(0.51)	$(1.26)	$(1.16)
Net loss per common share - diluted	$(0.43)	$(0.51)	$(1.27)	$(1.16)

5.	Fair value of financial instruments:

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

The Company’s Level 1 assets include cash and cash equivalents and marketable securities with quoted prices in active markets. The carrying amount of accounts receivables, accounts payable and accrued expenses approximates fair value due to the nature and short-term of those instruments. As quoted prices for the liability classified stock options, included in the consolidated balance sheet as accounts payable and accrued expenses, are not readily available, the Company has used the Black-Scholes pricing model to estimate fair value using Level 3 inputs as defined above.

6.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2017	2016
Trade payables	$809	$1,463
Employee compensation, benefits, and related accruals	911	872
Consulting and contracted research	1,052	1,029
Professional fees	223	93
Other	63	129
Total	$3,058	$3,586
7.	Share Capital
(a)	Financing:

On September 13, 2016, the Company completed an underwritten public offering of 3,450,000 of its common shares at a public offering price of $7.50 per common share. The Company received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses.

(b)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Outstanding, beginning of period	2,276,897	1,983,674	1,910,823	1,721,472
Granted	1,050	22,044	447,550	321,444
Exercised(1)	—	(42,012)	(71,006)	(72,541)
Forfeited and expired	(70,567)	(4,753)	(79,987)	(11,422)
Outstanding, end of period	2,207,380	1,958,953	2,207,380	1,958,953
Exercisable, end of period	1,417,660	1,200,614	1,417,660	1,200,614

(1)

During the nine months ended September 30, 2017, 63,425 stock options were exercised for the same number of common shares for cash (nine months ended September 30, 2016 – 30,176). In the same period, the Company issued 4,405 common shares (nine months ended September 30, 2016 – 27,421) for the cashless exercise of 7,581 stock options (nine months ended September 30, 2016 – 42,365).

The fair value of each option granted to employees and non-employees is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average risk-free interest rate	1.99%	1.33%	2.41%	1.58%
Expected volatility	81%	75%	81%	75%
Average expected term (in years)	6.50	6.19	7.48	6.22
Expected dividend yield	0%	0%	0%	0%

The weighted-average fair value of options granted during the nine months ended September 30, 2017 was $6.10 (nine months ended September 30, 2016 – $4.93) per option.

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

The following table is a summary of the revenue recognized from the Company’s collaborations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Teva:
Research funding	$14	$29	$44	$87
Genentech:
Recognition of upfront payment	—	—	—	157
Research funding	—	383	—	1,149
Milestone payment	250	—	250	—
Total collaboration revenue	$264	$412	$294	$1,393

9.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement. In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $3,000 of which was paid in the year ended December 31, 2015. Of the amounts paid by the Company in 2015 in connection with the priority access agreement, an aggregate of $2,714 has been recorded as expenses to date for services rendered, $68 has been classified as current prepaid expenses (December 31, 2016 – $392) and $218 has been classified as long-term prepaid expenses December 31, 2016 – $408) for the provision of future services as at September 30, 2017.

(b)	License, manufacture and supply agreement:

In March 2017, the Company entered into a license, manufacture and supply agreement with a pharmaceutical contract manufacturing organization for the access and use of certain regulatory documents as well as for the manufacture and supply of clinical and commercial drug product to support the development of a potential product candidate. Under the terms of the agreement, the Company paid an upfront fee of $500 CAD and will be required to pay a low single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

(c)	Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from an affiliate of Valeant Pharmaceuticals International, Inc. (“Valeant”), and the Company has assumed certain financial responsibilities under that agreement. Under the terms of the agreement, the Company paid an upfront fee of $350, which we expensed as research and development, and expects to pay an additional $700 in milestones in 2017. Future potential payments to both 1st Order and Valeant include $1,000 in clinical development milestones, up to $13,000 in regulatory milestones, and up to approximately $33,600 in sales-based and other milestones, which includes a $1,500 milestone that may be payable pre-commercially, plus a mid-to-high single-digit percentage royalty on commercial sales.

(d)	License agreement

In July 2017, the Company entered into a license agreement with a pharmaceutical company for the access and use of certain regulatory documents to support the development of a potential product candidate. Under the terms of the agreement, the Company paid an upfront fee of $1,000, which we expensed as research and development. Future potential payments include $2,000 in clinical development milestones, up to $7,000 in regulatory milestones, which includes $1,000 expected to be paid in late 2017 or early 2018, plus a low-to-mid single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

(e)	Guarantees and indemnifications:

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to find families to support our Extreme Genetics discovery platform;
•	our ability to discover genes and drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	our belief in the sufficiency of our cash flows to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders. Building upon our knowledge of human genetics and diseases caused by mutations in ion channels, known as channelopathies, we are advancing a novel neurology-focused product pipeline of ion channel modulators to address therapeutic areas of high unmet medical need, such as pain and epilepsy.

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

Our proprietary development pipeline and pharmaceutical partnerships include:

•

XEN1101 is a next-generation Kv7 potassium channel opener for the potential treatment of epilepsy. Pre-clinically, XEN1101 has demonstrated improved pharmacokinetics, selectivity, potency and efficacy over ezogabine, an earlier generation potassium channel modulator. In October 2017, we initiated a Phase 1 first-in-human clinical trial to evaluate the safety, tolerability and pharmacokinetics of both single ascending doses and multiple ascending doses of XEN1101 in healthy subjects. The XEN1101 Phase 1 clinical trial includes a pharmacodynamic read-out incorporating a transcranial magnetic stimulation, or TMS, model, which is designed to demonstrate delivery of XEN1101 into the central nervous system by observing a change in activity through an EEG (otherwise known as an electroencephalogram) or an EMG (otherwise known as an electromyogram) reading. Following completion of the Phase 1 clinical trial, and if supported by the data, a Phase 2 proof-of-concept trial evaluating XEN1101’s efficacy as a treatment for adult focal seizures is anticipated to begin in the third quarter of 2018, with a parallel plan to advance XEN1101 as soon as feasible thereafter into rare, pediatric forms of epilepsy, such as EIEE7, an early infantile epileptic encephalopathy associated with mutations in the KCNQ2 gene and loss-of-function in the Kv7.2 potassium channel;

•

XEN901 is a potent, selective Nav1.6 sodium channel inhibitor for the potential treatment of epilepsy, including adult focal seizures and rare, pediatric forms of epilepsy, such as EIEE13, an early infantile epileptic encephalopathy associated with mutations in the SCN8A gene and gain-of-function in the Nav1.6 sodium channel. XEN901 has demonstrated efficacy against seizures in an animal model of Nav1.6 gain-of-function epilepsy as well as animal models that support the treatment of adult focal seizures. We expect to file an investigational new drug equivalent application in the fourth quarter of 2017;

•

Our collaborator, Genentech, has completed a Phase 1 clinical trial for GDC-0310, which is an oral, selective Nav1.7 small-molecule inhibitor. Based on new data from ongoing pre-clinical toxicology studies, Genentech has indicated that GDC-0310 will not enter a Phase 2 clinical trial in the first quarter of 2018, as previously guided. Guidance around the future clinical development of GDC-0310 will be updated once these pre-clinical studies are completed and the final results are analyzed.  Genentech and Xenon will continue their collaboration focused on developing novel inhibitors of Nav1.7 for the treatment of pain, as well as a second collaboration centered on pain genetics; and

•

Our collaborator, Teva, is responsible for the development of TV-45070, which is a topical sodium channel inhibitor for the treatment of neuropathic pain. In June 2017, we, along with Teva, announced topline results from a Phase 2b clinical trial that evaluated the efficacy and safety of TV-45070 in patients with post-herpetic neuralgia. TV-45070 did not meet the primary or secondary endpoints in the study. We and Teva are discussing next steps for TV-45070.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. For the nine months ended September 30, 2017, we recognized revenue, consisting primarily of funding from our collaborators of approximately $0.3 million. This compares to $1.4 million for the nine months ended September 30, 2016.

We had a net loss of $22.6 million for the nine months ended September 30, 2017 and an accumulated deficit of $165.3 million as of September 30, 2017, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations and we do not expect to have sustained profitability for the foreseeable future.

Other than royalties we were eligible to receive from sales of Glybera under our license to uniQure BioPharma B.V., or uniQure, which have not been significant to date and which ceased in October 2017 following expiration of Glybera’s marketing authorization, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. We expect that our revenue in the near term will be substantially dependent on our collaboration agreements. Given the uncertain nature of clinical development of our current and future product candidates and the commercialization of current and future products, we cannot predict when or whether we will receive further milestone payments under our current or future collaboration agreements or whether we will be able to report either revenue or net income in future years.

We expect to continue to incur significant expenses and operating losses for at least the next 12 to 24 months. We anticipate that our expenses will increase as we:

•

continue our research and pre-clinical and clinical development of our product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;

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

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. In addition, we have received nominal royalties from a diagnostic license and from sales of Glybera. Other than royalties we were eligible to receive from sales of Glybera under our license to uniQure, which have not been significant to date and which ceased in October 2017 following expiration of Glybera’s marketing authorization, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever.

The following table is a summary of revenue recognized from our current collaboration agreements for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Teva:
Research funding	$14	$29	$44	$87
Genentech:
Recognition of upfront payment	—	—	—	157
Research funding	—	383	—	1,149
Milestone payment	250	—	250	—
Total collaboration revenue	$264	$412	$294	$1,393

Pursuant to the terms of our March 2014 genetics collaborative agreement with Genentech, we received an upfront payment of $1.5 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $1.5 million upfront payment was recognized as revenue ratably over the expected period of research performance, which was the two-year period from March 2014 to March 2016. In July 2017, we received a $0.25 million milestone payment for the identification of a second novel pain target under this agreement. We recognized the milestone payment upon achievement in July 2017.

As our other internal and partnered products are in various stages of clinical and pre-clinical development, we do not expect to generate any revenue from product sales for at least the next several years. We expect that revenue for the next several years will be derived from milestone payments under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

As of September 30, 2017, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$7,164	$5,965	$19,176	$15,432
General and administrative	1,744	1,779	5,643	5,350
Total operating expenses	$8,908	$7,744	$24,819	$20,782

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our proprietary product candidates, including any acquired or in-licensed product candidates or technology, as well as to support research and development of our product candidates in collaboration with Teva and Genentech.

Research and development expenses consist of costs incurred in performing research and development activities, including salary, related benefits and stock-based compensation for employees engaged in scientific research and development, third-party contract costs relating to research, formulation, manufacturing, pre-clinical studies and clinical trial activities, third-party acquisition, license and collaboration fees, laboratory consumables and allocated facility-related and information technology costs.

Project-specific expenses reflect costs directly attributable to our clinical development candidates and our pre-clinical candidates once nominated and selected for further development, including pre-clinical and discovery costs supporting a development candidate. All remaining research and development expenses are reflected in pre-clinical, discovery and other program expenses. At any given time, we have several active early-stage research and drug discovery programs. Our personnel and infrastructure are typically deployed over multiple projects and are not directly linked to any individual internal early-stage research or drug discovery program. Therefore, we do not maintain financial information for our internal early-stage research and internal drug discovery programs on a project-specific basis.

We expense all research and development costs as incurred. We expect that our research and development expenses will increase in the future as we advance our proprietary product candidates through clinical development, advance our internal drug discovery programs into pre-clinical development and continue our early-stage research. The increase in expense will likely include added personnel and third-party contracts related to research, formulation, manufacturing, pre-clinical studies and clinical trial activities as well as third-party acquisition, license and collaboration fees and laboratory consumables.

Clinical development timelines, likelihood of regulatory approval and commercialization and associated costs are uncertain and difficult to estimate and can vary significantly. We anticipate determining which research and development projects to pursue as well as the level of funding available for each project based on the scientific research and pre-clinical and clinical results of each product candidate and related regulatory action. We expect our research and development expenses to continue to represent our largest category of operating expense for at least the next 12 to 24 months.

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

There have been no material changes in our critical accounting policies and significant judgements and estimates during the nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 8, 2017. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three and nine months ended September 30, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2017 vs. 2016	Nine Months Ended September 30,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Collaboration revenue	$264	$412	$(148)	$294	$1,393	$(1,099)
Royalties	—	1	(1)	1	34	(33)
Research and development expenses	7,164	5,965	1,199	19,176	15,432	3,744
General and administrative expenses	1,744	1,779	(35)	5,643	5,350	293
Other:
Interest income	124	114	10	382	336	46
Foreign exchange gain (loss)	778	(497)	1,275	1,503	2,026	(523)
Net loss	$(7,742)	$(7,714)	$(28)	$(22,639)	$(16,993)	$(5,646)

Revenue

Revenue decreased by $0.1 million and $1.1 million in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively. In 2016, we recognized revenue related to the upfront payment from the March 2014 genetics collaborative agreement with Genentech, which was fully recognized by March 2016. The remaining decrease as compared to the same periods in 2016 was mainly due to the expiration of FTE funding from Genentech in 2017 as we shifted resources from supporting our collaborations to our proprietary programs, partially offset by a $0.25 million milestone payment recognized in July 2017 under the March 2014 genetics collaborative agreement with Genentech.

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2017 vs. 2016	Nine Months Ended September 30,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Collaboration expenses	$—	$491	$(491)	$121	$1,122	$(1,001)
XEN801 expenses	13	2,497	(2,484)	1,563	4,830	(3,267)
XEN901 and Nav1.6 pre-clinical and discovery expenses	2,437	2,431	6	8,232	7,098	1,134
XEN1101 expenses	1,450	—	1,450	2,601	—	2,601
Pre-clinical, discovery and other program expenses	3,264	546	2,718	6,659	2,382	4,277
Total research and development expenses	$7,164	$5,965	$1,199	$19,176	$15,432	$3,744

Research and development expenses increased by $1.2 million and $3.7 million in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively. These increases were primarily attributable to increased spending on our pre-clinical, discovery and other internal programs, our XEN1101 product candidate which was acquired in April 2017, and our XEN901 product candidate. These increases were partially offset by a decrease in XEN801 expenses, a product candidate which is no longer being developed, and a decrease in collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2017 vs. 2016	Nine Months Ended September 30,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
General and administrative expenses	$1,744	$1,779	$(35)	$5,643	$5,350	$293

For the three months ended September 30, 2017, general and administrative expenses did not change significantly as compared to the same period in 2016. General and administrative expenses increased by $0.3 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily attributable to increased costs for business development activities and salaries and benefits.

Other Income (Expense)

The following table summarizes our other income for the three and nine months ended September 30, 2017 and 2016 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2017 vs. 2016	Nine Months Ended September 30,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Other income (expense):	$902	$(383)	$1,285	$1,885	$2,362	$(477)

Other income (expense) increased by $1.3 million and decreased by $0.5 million in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively. The change in other income (expense) was primarily driven by the change in foreign exchange gains and losses arising largely from the translation of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars. We recorded a foreign exchange gain of $0.8 million as compared to a loss of $0.5 million during the three months ended September 30, 2017 and 2016 due to a 4% increase and 2% decrease in the value of the Canadian dollar, respectively. During the nine month periods ended September 30, 2017 and 2016, we recorded foreign exchange gains of $1.5 million and $2.0 million due to an 8% and 6% increase in the value of the Canadian dollar, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares and public offerings of our common shares and, to a lesser extent, through the receipt of government funding. As of September 30, 2017, we had cash and cash equivalents and marketable securities of $43.8 million. In September 2016, we completed an underwritten public offering of 3,450,000 of our common shares at a public offering price of $7.50 per common share. We received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses.

We have incurred significant operating losses since inception. We had a $22.6 million net loss for the nine months ended September 30, 2017 and an accumulated deficit of $165.3 million from inception through September 30, 2017. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, our agreements with the University of British Columbia, the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., or 1st Order, Valeant Pharmaceuticals International, Inc., or Valeant, and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting pre-clinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•

the cost of future commercialization activities, if any, including activities required pursuant to our option to co-promote TV-45070, if exercised by us, and the cost of commercializing any future products we develop independently that are approved for sale;

•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on our collaborators’ product candidates, and our future products, if any.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(21,888)	$(14,897)
Net cash provided by (used in) investing activities	18,491	(15,616)
Net cash provided by financing activities	177	23,916

Operating Activities

For the nine months ended September 30, 2017, net cash used in operating activities totaled $21.9 million, compared to $14.9 million for the same period in 2016. The change was primarily related to a $3.7 million increase in research and development expenses, a $1.1 million decrease in revenue, and changes in working capital.

Investing Activities

For the nine months ended September 30, 2017, net cash provided by investing activities totaled $18.5 million, compared to net cash used in investing activities of $15.6 million for the same period in 2016. The change was driven by the maturity of marketable securities, net of purchases in the nine months ended September 30, 2017 as compared to the purchase of marketable securities in the same period in 2016.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities totaled $0.2 million, compared to $23.9 million for same period in 2016. The change was primarily related to $23.8 million of net proceeds from the issuance of our common shares in an underwritten public offering completed in September 2016.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2016 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 8, 2017.

As of September 30, 2017, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K other than the following:

In March 2017, we entered into a license, manufacture and supply agreement with a pharmaceutical contract manufacturing organization for the access and use of certain regulatory documents as well as for the manufacture and supply of clinical and commercial drug product to support the development of a potential product candidate. Under the terms of the agreement, we paid an upfront fee of $0.5 million CAD and will be required to pay a low single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from an affiliate of Valeant, and we have assumed certain financial responsibilities under that agreement. Under the terms of the agreement, we paid an upfront fee of $0.4 million, which we expensed as research and development, and expect to pay an additional $0.7 million in milestones in 2017. Future potential payments to both 1st Order and Valeant include $1.0 million in clinical development milestones, up to $13.0 million in regulatory milestones, and up to approximately $33.6 million in sales-based and other milestones, which includes a $1.5 million milestone that may be payable pre-commercially, plus a mid-to-high single-digit percentage royalty on commercial sales.

In July 2017, we entered into a license agreement with a pharmaceutical company for the access and use of certain regulatory documents to support the development of a potential product candidate. Under the terms of the agreement, we paid an upfront fee of $1.0 million, which we expensed as research and development. Future potential payments include $2.0 million in clinical development milestones, up to $7.0 million in regulatory milestones, which includes $1.0 million expected to be paid in late 2017 or early 2018, plus a low-to-mid single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

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

Outstanding Share Data

As of November 3, 2017, we had 17,998,420 common shares issued and outstanding and outstanding stock options to purchase an additional 2,378,220 common shares.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (ASC 606) to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The standard, as subsequently amended, stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2017. ASC 606 may be adopted using one of two methods: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We anticipate the adoption of the standard under the modified retrospective approach on January 1, 2018. We have begun our evaluation and identified two significant collaboration agreements with respect to revenue, the collaborative development and license agreements with Teva and Genentech, described in notes 9(a) and (b), respectively, to our audited consolidated financial statements included in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016. We are continuing to evaluate the new guidance as it applies to revenue previously recognized, milestone payments we are eligible to receive in future periods under these agreements, as well as financial statement disclosures.

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and a significant portion of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At September 30, 2017, we held cash and cash equivalents and marketable securities of $18.8 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $1.9 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $43.8 million as of September 30, 2017. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities. Declines in interest rates, however, would reduce future investment income. A 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Such interest-earning instruments carry a degree of interest rate risk. We had no outstanding debt as of September 30, 2017.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $22.6 million for the nine months ended September 30, 2017 and an accumulated deficit of $165.3 million as of September 30, 2017, which were driven by expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

We have devoted most of our financial resources to research and development, including our clinical and pre-clinical development activities. To date, we have financed our operations through the sale of equity securities, funding received from our licensees and collaborators and, to a lesser extent, government funding. Other than royalties we were eligible to receive from sales of Glybera under our license to uniQure Biopharma B.V., or uniQure, which have not been significant to date and which ceased in October 2017 following expiration of Glybera’s marketing authorization, we have not generated any royalty revenue from product sales and our product candidates will require substantial additional investment before they will provide us with any product royalty revenue.

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•	continue our research and pre-clinical and clinical development of our product candidates;
•	expand the scope of our clinical studies for our current and prospective product candidates;
•	initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•

make milestone or other payments under our in-license agreements, including, without limitation, our agreements with the University of British Columbia, the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., an affiliate of Valeant Pharmaceuticals International, Inc. and other third parties;

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

Other than royalties from sales of Glybera, we have not generated any royalty revenue from product sales and may never become profitable on a U.S. GAAP basis.

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. Other than royalties we were eligible to receive from sales of Glybera under our license to uniQure, which have not been significant to date and which ceased in October 2017 following expiration of Glybera’s marketing authorization, we have not generated any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. Although we were profitable for the years ended December 31, 2014 and 2013, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

•	completing research, pre-clinical and clinical development of our product candidates;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the nine months ended September 30, 2017, we incurred approximately $19.2 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

Our current cash and cash equivalents and marketable securities are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting pre-clinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-license agreements;
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

As of September 30, 2017, approximately 43% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, the majority of our operating expenses have been denominated in Canadian dollars and the majority of our revenue has been denominated in U.S. dollars.

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

Our clinical product candidates, which include TV-45070, GDC-0310, and XEN1101, along with our pre-clinical compounds, including XEN901, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline in the market price of our common shares could result. For example, in June 2017, we, along with Teva Pharmaceutical Industries Ltd., or Teva, announced topline results from a Phase 2b clinical trial designed to evaluate the efficacy and safety of TV-45070 for the treatment of post-herpetic neuralgia, or PHN. Results from this trial showed that TV-45070 did not meet the primary endpoint of a statistically significant change in pain from baseline to week four as assessed by the numeric rating scale. Secondary endpoints were also not met. We and Teva plan to further analyze the data from this study to determine the next steps for TV-45070.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we, or our collaborators, do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies.

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

We could experience difficulties attracting and retaining qualified employees as competition for qualified personnel in the biotechnology and pharmaceutical field is intense. We are highly dependent upon our senior management, particularly Dr. Simon Pimstone, our Chief Executive Officer and President, and Mr. Ian Mortimer, our Chief Financial Officer and Chief Operating Officer, as well as other employees. The loss of services of any of these individuals or one or more of our other members of senior management could materially delay or even prevent the successful development of our product candidates.

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

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA and other non-U.S. regulators, provide accurate information to the FDA, EMA and other non-U.S. regulators, comply with data privacy and security and healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, laws regarding data privacy and security, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, as well as comparable laws in non-U.S. jurisdictions, may impose obligations with respect to safeguarding the privacy, use, security and transmission of individually identifiable health information such as genetic material or information we obtain through our direct-to-patient web-based recruitment approach for identifying patients with rare or extreme phenotypes or patients identified for clinical trials.

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

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or cybersecurity breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cybersecurity breach nor experienced a material system failure, our internal computer systems and those of our contractors and consultants remain potentially vulnerable to damage from these events.

A variety of risks associated with international operations could materially adversely affect our business.

Our collaborator for TV-45070, Teva, is based in Israel and a significant portion of the research and development activities under our collaboration with Teva are performed outside of North America. Glybera has been approved for commercial sale in the EU by the EMA, subject to uniQure’s compliance with certain post-approval reporting and monitoring obligations; however, uniQure announced in April 2017 that it would not pursue the renewal of marketing authorization in Europe, which marketing authorization expired in October 2017. If we continue to engage in significant cross-border activities, we will be subject to risks related to international operations, including:

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

The regulatory approval process is expensive and the time required to obtain approval from the FDA, EMA or other regulatory authorities in other jurisdictions to sell any product is uncertain and may take years. Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of pre-clinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Other than for Glybera in the EU, neither we nor our collaborators have obtained regulatory approval for any of our product candidates. It is possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, EMA or other regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
•	we or our collaborators may be unable to demonstrate to the satisfaction of the FDA, EMA or other regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or other regulatory authorities for approval;
•	we, or our collaborators, may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA, EMA or other regulatory authorities may disagree with our or our collaborators’ interpretation of data from pre-clinical studies or clinical trials;
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

•	a requirement to undertake and complete additional pre-clinical studies to generate data required to support the continued clinical development of a product candidate or submission of an NDA;
•	inability to enroll sufficient patients to complete a protocol, particularly in orphan diseases;
•	difficulty in having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with drug product or drug substance storage and distribution;
•	adding new clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our pre-clinical studies and clinical trials; and
•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

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

Before obtaining regulatory approvals for the commercial sale of our products, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved as products. For example, in June 2017, we, along with Teva, announced topline results from a Phase 2b clinical trial designed to evaluate the efficacy and safety of TV-45070 in PHN. Results from this trial showed that TV-45070 did not meet the primary endpoint of a statistically significant change in pain from baseline to week four as assessed by the numeric rating scale. Secondary endpoints were also not met. We and Teva plan to further analyze the data from this study to determine the next steps for TV-45070.

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

If our product candidates are not shown to be both safe and effective in clinical trials, we will not be able to obtain regulatory approval or commercialize these product candidates and products. In such case, we would need to develop other compounds and conduct associated pre-clinical testing and clinical trials, as well as potentially seek additional financing, all of which would have a material adverse effect on our business, growth prospects, operating results, financial condition and results of operations.

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

The limited patient populations in orphan and niche indications present significant recruitment challenges for clinical trials. As an example of a rare childhood epilepsy disorder, the prevalence of Dravet Syndrome is estimated to be 7,500 to 15,000 patients in the U.S. It is estimated that the populations of early infantile epileptic encephalopathies, such as EIEE7 and EIEE13, represent even smaller subsets amongst rare, childhood epilepsies when compared to Dravet Syndrome; however a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available for clinical trials. This means that we or our collaborators generally will have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. TV-45070 has received both fast track and orphan drug designations for the treatment of erythromelalgia, or EM, from the FDA, and flunarizine, a drug we are evaluating internally for the potential treatment of hemiplegic migraine, has received orphan drug designation from the FDA. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases under study lack established clinical endpoints and validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously. For example, our results for two small exploratory clinical trials for primary EM pain, one using a topical formulation and the other an oral formulation of TV-45070, used novel measures of efficacy assessment. While these studies provided promising results, further larger clinical trials would be necessary to confirm and extend these observations.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through pre-clinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our or our collaborators’ ability to commence product sales and generate revenue.

Even if we obtain and maintain approval for our product candidates from one jurisdiction, we may never obtain approval for our product candidates in other jurisdictions, which would limit our market opportunities and adversely affect our business.

Sales of our approved products are, and will be, subject to U.S. and foreign regulatory requirements governing clinical trials and marketing approval, and we plan to seek regulatory approval to commercialize our product candidates in North America, the EU and in additional foreign countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, approval in the U.S. by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries. Approval procedures vary among jurisdictions and can be lengthy and expensive, and involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional pre-clinical studies or clinical trials. Even if our product candidates are approved, regulatory approval for any product may be withdrawn by the regulatory authorities in a particular jurisdiction.

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

Regulatory authorities in countries outside of the U.S. and the EU also have their own requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with such foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our current and any future products, in certain countries.

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

The Trump administration and Congress may also attempt broad sweeping changes to the current health care laws, including PPACA. The impact of any such changes on us and the pharmaceutical industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our result of operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our collaborators might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue that is generated from the sale of the product in that country. If reimbursement of such products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, or if there is competition from lower priced cross-border sales, our profitability will be negatively affected.

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

We do not currently own or operate any manufacturing facilities nor do we have any in-house manufacturing experience or personnel. We rely on our collaborators to manufacture product candidates licensed to them or work with multiple third party contract manufacturers to produce sufficient quantities of materials required for the manufacture of our product candidates for pre-clinical testing and clinical trials and intend to do so for the commercial manufacture of our products. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

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

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. We also rely on third parties to perform clinical trials on our current and future product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel.

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
•

we may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds, and because patents have a limited life, which may begin to run out prior to the commercial sale of the related product, the commercial value of our patents may be limited;

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

In order to avoid or settle potential claims with respect to any patent or other intellectual property rights of third parties, we may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both, which could be substantial. These licenses may not be available on acceptable terms, or at all. Even if we or any future collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced, by court order or otherwise, to cease some or all aspects of our business operations, if, as a result of actual or threatened patent or other intellectual property claims, we are unable to enter into licenses on acceptable terms. Further, we could be found liable for significant monetary damages as a result of claims of intellectual property infringement. In the future, we may receive offers to license and demands to license from third parties claiming that we are infringing their intellectual property or owe license fees and, even if such claims are without merit, we could fail to successfully avoid or settle such claims.

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

Under our existing license and other agreements, including those associated with our XEN1101 program, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

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

As of September 30, 2017, options to purchase 2,207,380 of our common shares with a weighted-average exercise price of $7.74 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Our management team has broad discretion as to the use of the net proceeds from our September 2016 public offering of our common shares and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our shareholders disagree.

We have broad discretion in the application of the net proceeds to us from our September 2016 public offering of our common shares. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Date: November 7, 2017

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2017

XENON PHARMACEUTICALS INC.

By:	/s/ Ian Mortimer
Ian Mortimer
Chief Financial Officer, Chief Operating Officer and Corporate Secretary
(Principal Financial and Accounting Officer)