Form 10-K
period 2017-12-31
Xenon Pharmaceuticals Inc.
filed 2018-03-07
CIK 1582313

os

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $43.4 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant, no par value per share, as of March 2, 2018 was 18,002,499.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2018 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2017.

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2017

-i-

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to discover genes and drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including the Xenon logo and other trademarks or service marks of Xenon. Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

Item 1.	Business

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders. Building upon our extensive knowledge of human genetics and diseases caused by mutations in ion channels, known as channelopathies, we are advancing a novel product pipeline of central nervous system, or CNS, therapies to address areas of high unmet medical need, such as epilepsy and pain.

To date, our pharmaceutical collaborations have generated in aggregate over $160.0 million in non-equity funding with the potential to provide us with future milestone payments, as well as royalties on product sales. Our current pharmaceutical partners include Genentech, a member of the Roche Group, and Merck & Co., Inc., or Merck (through its affiliate, Essex Chemie AG).

Our clinical development pipeline includes:

•

XEN1101 is a Kv7 potassium channel opener being developed for the treatment of epilepsy including: treatment-resistant adult and pediatric focal seizures; rare, pediatric forms of epilepsy, such as EIEE7, an early infantile epileptic encephalopathy associated with mutations in the KCNQ2 gene that cause loss-of-function in the Kv7.2 potassium channel; and potentially other neurological disorders. In October 2017, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of both single ascending doses, or SAD, and multiple ascending doses, or MAD, of XEN1101 in healthy subjects. The XEN1101 Phase 1 clinical trial includes a pharmacodynamic biomarker read-out from a transcranial magnetic stimulation, or TMS, study, designed to assess XEN1101’s ability and potency to modulate cortical excitability, thereby demonstrating activity in the target CNS tissue. We expect to present interim Phase 1 results in May 2018. The release of the complete Phase 1 results, including the Phase 1b TMS data, is anticipated in the second half of 2018. We anticipate initiating a Phase 2 proof-of-concept trial evaluating XEN1101’s efficacy as a treatment for adult focal seizures by year end. We also intends to explore a parallel plan to advance XEN1101 into rare, pediatric forms of epilepsy as soon as feasible thereafter;

•

XEN901 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy including treatment resistant adult and pediatric focal seizures, as well as rare, pediatric forms of epilepsy, such as EIEE13, an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. In February 2018, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate XEN901’s safety, tolerability and pharmacokinetics in both SAD and MAD cohorts of approximately 64 healthy subjects in total. Upon completion of the Phase 1 clinical trial, a read-out of results is anticipated in the second half of 2018, followed by a Phase 2 proof-of-concept trial evaluating XEN901’s efficacy as a treatment for adult focal seizures. We also intend to pursue a parallel plan to advance XEN901 into rare, pediatric forms of epilepsy as soon as feasible thereafter;

•

We have identified an additional clinical stage, ion channel program, XEN007 (active ingredient flunarizine), to expand our existing neurology-focused product pipeline. XEN007 is a CNS-acting calcium channel blocker that directly modulates Cav2.1, which is a critical calcium channel implicated in the pathophysiology of hemiplegic migraine, or HM, a rare and debilitating neurological disorder afflicting approximately 60,000 people in the U.S. Flunarizine has been used outside of the U.S. in the prevention of chronic migraine and has been reported to have clinical benefit in HM case studies. Xenon’s clinical development plans include a proposed strategy to develop XEN007 as the first treatment specifically approved for HM anywhere in the world. We have received Orphan Drug Designation from the U.S. Food and Drug Administration, or FDA, for XEN007 for the treatment of HM. In addition, we have entered into key agreements in order to access regulatory files and manufacturing support to potentially enable the accelerated clinical development of XEN007 directly into a Phase 2 clinical trial. We are currently examining various development strategies for XEN007 with key opinion leaders and leading clinicians, as well as exploring options for potential partnerships for this program; and

•

We have an ongoing collaboration with Genentech focused on developing novel inhibitors of Nav1.7 for the treatment of pain. Genentech has completed a Phase 1 clinical trial for GDC-0310, which is an oral, selective Nav1.7 small-molecule inhibitor developed for the potential treatment of pain. Guidance around the future clinical development of GDC-0310 will be updated once ongoing pre-clinical studies are completed and the final results are analyzed by Genentech.

Our Strategy

Our goal is to build a self-sustaining, fully-integrated, and profitable company that discovers, develops and commercializes innovative CNS therapeutics, including novel, selective ion channel modulators. We intend to expand our pipeline with therapeutic candidates from our internal research efforts, such as XEN901, and through the acquisition or in-licensing of other technologies or product candidates, such as XEN1101.

Our strategy includes:

•	Focusing on orphan and niche disease market opportunities that we can independently develop and commercialize ourselves.
•	Selectively establishing additional partnerships enabling us to access large commercial indications while leveraging the benefits of those collaborations to expand our internal capabilities.
•	Further leveraging our discovery platform and insights into disease biology to identify novel targets and additional product candidates.

A significant focus of our discovery efforts has been on human channelopathies, enabling us to develop strong capabilities in small molecule ion channel drug discovery. Our ion channel discovery capability is founded upon our understanding of the genetics of channelopathies combined with our proprietary biology and medicinal chemistry assets and know-how. We, along with our collaborators at Genentech, identified new binding sites on ion channels which, in turn, led to the discovery of highly-selective voltage-gated sodium channel inhibitors, which may have safety and efficacy advantages over non-selective sodium channel inhibitors.

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

Our Pipeline

Our pipeline is summarized in the following figure, which shows our own proprietary product candidates and our partnered pain program:

Our Product Candidates

XEN1101, A Selective Kv7 Potassium Channel Modulator for the Treatment of Epilepsy

We are developing XEN1101, a Kv7 potassium channel opener, for the treatment of epilepsy including: treatment-resistant adult and pediatric focal seizures; rare pediatric forms of epilepsy, such as EIEE7, an early infantile epileptic encephalopathy associated with mutations in the KCNQ2 gene that cause loss-of-function in the Kv7.2 potassium channel; as well as potentially other neurological disorders. We acquired XEN1101 from 1st Order Pharmaceuticals pursuant to an asset purchase agreement in April 2017. For a more detailed description of the terms of this agreement with 1st Order, see “—Collaborations, Commercial and License Agreements” below.

The Kv7 potassium channel opener mechanism has been clinically validated as an effective adjunctive treatment for treatment-resistant focal seizures as demonstrated with ezogabine, an earlier generation Kv7 opener. XEN1101’s unique composition is chemically designed to improve upon potency, selectivity and PK of ezogabine, and is not expected to have ezogabine’s composition-specific skin and eye pigmentary issues.

In addition to XEN1101’s strong pre-clinical data, and the clinical validation from the use of ezogabine, there is strong human genetic validation to support the use of XEN1101 as a potential treatment for epilepsy. The KCNQ2 gene encodes for the Kv7.2 voltage-gated potassium channel. Loss-of-function missense mutations in KCNQ2 can cause an extremely severe epilepsy disorder characterized by multiple, daily, treatment-resistant seizures often presenting within the first week of life. This human genetic validation further underpins the important role KCNQ2 plays in limiting the hyper-excitatory state of the brain and as a target for the prevention of seizures in humans.

Clinical Development

In October 2017, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate XEN1101’s safety, tolerability and pharmacokinetics in both SAD and MAD cohorts of healthy subjects. The XEN1101 Phase 1 clinical trial includes a pharmacodynamic biomarker read-out from a TMS study, designed to assess XEN1101’s ability and potency to modulate cortical excitability, thereby demonstrating activity in the target CNS tissue. Xenon has completed a Phase 1a pilot TMS study in 8 healthy subjects and has now begun a double-blind, placebo-controlled, randomized cross-over Phase 1b TMS study in 15 healthy subjects.

Xenon expects to present interim Phase 1 results – including preliminary pharmacokinetic, tolerability and safety data from 42 subjects, along with a read-out from the Phase 1a pilot TMS study – at the 14th EILAT Conference on New Antiepileptic Drugs and Devices to be held in Madrid, Spain in May 2018. The release of the complete Phase 1 results, including the Phase 1b TMS data, is anticipated in the second half of 2018. Xenon anticipates initiating a Phase 2 proof-of-concept trial evaluating XEN1101’s efficacy as a treatment for adult focal seizures by year end. Xenon also intends to explore a parallel plan to advance XEN1101 into rare, pediatric forms of epilepsy as soon as feasible thereafter.

About Focal Seizures

A focal seizure is localized within the brain and can either stay localized or spread to the entire brain, which is typically categorized as a secondary generalized seizure. Focal seizures are the most common type of seizure experienced by people with epilepsy. The treatment of an individual patient with focal seizures is currently focused on reduction of seizure frequency, with seizure freedom as the ultimate goal. Focal seizures (simple, complex and secondarily generalized tonic-clonic) account for approximately 60% of seizures (GlobalData Report 2017) of which approximately 33% are considered resistant to current treatments (Epilepsy Foundation). It is estimated that the addressable population in the United States could include approximately 460,000 adults and 70,000 pediatric epilepsy patients with refractory seizures.

About Early Infantile Epileptic Encephalopathy (EIEE7)

Mutations in the KCNQ2 gene result in loss-of-function in the Kv7.2 potassium channel that can cause a rare, extremely severe, single-gene epilepsy disorder known as EIEE7 that typically presents with seizures within the first week of life. These seizures can occur multiple times a day and are often difficult to treat. Typically, the seizures are associated with abnormal brain wave patterns on EEG. While the seizures in EIEE7 often resolve within months to years, many children sustain some degree of permanent developmental impairment involving one or more domains (motor, social, language, cognition). This can range from mild to severe depending on a number of different factors. Some children may also have autistic features.

XEN901, A Selective Nav1.6 Sodium Channel Inhibitor for the Treatment of Epilepsy

We are developing XEN901, a potent, highly selective Nav1.6 sodium channel inhibitor, for the treatment of epilepsy, including treatment resistant adult and pediatric focal seizures, as well as rare, pediatric forms of epilepsy, such as EIEE13, an early infantile epileptic encephalopathy associated with gain-of-function mutations in the SCN8A gene, which encodes the Nav1.6 sodium channel. By selectively targeting Nav1.6, it is anticipated that XEN901 may achieve efficacy conferred by this well-validated epilepsy target, but with a potentially improved therapeutic index compared with currently available non-selective sodium channel inhibitors.

There is strong human genetic validation supporting the rationale for treating epilepsy by blocking the Nav1.6 sodium channel. Nav1.6 is the most highly expressed sodium channel in the excitatory pathways in the CNS. When mutations in the SCN8A gene result in a gain of function in the Nav1.6 sodium channel, children can present with a very severe form of epilepsy. This early infantile epileptic encephalopathy is known as EIEE13. We have examined XEN901 in a pre-clinical model of genetically defined epilepsy as well as models representative of focal seizures. These studies showed that XEN901 is efficacious against seizures in both an SCN8A (Nav1.6) gain-of-function model, which is designed to be predictive of the pediatric genetic epilepsy EIEE13, and in the maximal electroshock seizure, or MES, model, which is designed to be predictive of adult focal seizures. When compared to phenytoin in both the SCN8A and MES models, XEN901 achieved the same degree of efficacy as phenytoin at one thousand fold lower brain exposures. XEN901 also was observed to have an improved therapeutic index relative to phenytoin as assessed by tests of rodent behavior and motor impairment.

Clinical Development

In February 2018, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate XEN901’s safety, tolerability and pharmacokinetics in both SAD and MAD cohorts of approximately 64 healthy subjects in total. Upon completion of the Phase 1 clinical trial, a read-out of results is anticipated in the second half of 2018, followed by a Phase 2 proof-of-concept trial evaluating XEN901’s efficacy as a treatment for adult focal seizures. We also intend to pursue a parallel plan to advance XEN901 into rare, pediatric forms of epilepsy as soon as feasible thereafter. For a description of focal seizures, which is a potential indication for a Phase 2 XEN901 clinical trial, see “—XEN1101, A Selective Kv7 Potassium Channel Modulator for the Treatment of Epilepsy—About Focal Seizures” above.

About Early Infantile Epileptic Encephalopathy (EIEE13)

Mutations in the SCN8A gene result in a gain-of-function in the Nav1.6 sodium channel that can cause a rare, extremely severe, single-gene epilepsy disorder known as EIEE13, which typically presents with seizure onset between birth and 18 months of age. Most children diagnosed with EIEE13 have seizures that can occur multiple times a day and are often difficult to treat. Other symptoms include learning difficulties, muscle spasms, low or high muscle tone, poor coordination, developmental delay, and features similar to autism. The extent of physical disability leaves some children able to make little or no voluntary movement. Most children will have trouble learning to speak, and some will need assistance from feeding tubes to get the nourishment they need to grow.

XEN007, A Cav2.l Calcium Channel Inhibitor for the Treatment of Hemiplegic Migraine

We have identified an additional clinical stage, ion channel program, XEN007 (active ingredient flunarizine), to complement our neurology-focused product pipeline. XEN007 is a CNS-acting calcium channel inhibitor that directly modulates Cav2.1, which is a critical calcium channel implicated in the pathophysiology of HM, a rare and debilitating neurological disorder afflicting approximately 60,000 people in the U.S. Flunarizine has been used outside of the U.S. in the prevention of chronic migraine and has been reported to have clinical benefit in HM case studies. Our clinical development plans include a proposed strategy to develop XEN007 as the first treatment specifically approved for HM anywhere in the world. We have received Orphan Drug Designation from the FDA for XEN007 for the treatment of HM. In addition, we have entered into key agreements in order to access regulatory files and manufacturing support to potentially enable the accelerated clinical development of XEN007 directly into a Phase 2 clinical trial. We are currently examining various development strategies for XEN007 with key opinion leaders and leading clinicians, as well as exploring options for potential partnerships for this program.

We believe that there is strong human genetic validation supporting the use of XEN007 for the treatment of HM. At least three different genes have been implicated in HM, all of which can promote excessive glutamatergic (excitatory) neurotransmission leading to cortical spreading depression which mediates the progressive symptoms characteristic of HM. HM patients may have mutations in one of these three causal ion channel genes. In particular, gain-of-function mutations in CACNA1A, the gene that encodes for Cav2.1, have been shown to increase the activity of Cav2.1 and thereby enhance excitatory neurotransmission. This increase in Cav2.1 activity is therefore thought to play an important causal role in HM. In contrast, the suppression of the channel activity by XEN007, both in HM patients with or without mutant Cav2.1, has the potential to dampen the excessive excitatory neurotransmission, thereby mediating a beneficial effect in HM. These genetic causes of HM suggest that XEN007 may be well suited for the treatment of HM, which has been supported by case study reports. Other neurologic disorders are also being considered for future development of XEN007 in both adult and pediatric populations.

New Pipeline Opportunities

Given our expertise in ion channel drug discovery, our efforts are concentrated on the identification of ion channel targets where we believe novel selective modulators might represent significant therapeutic advances, with a particular focus on CNS-related orphan indications. We intend to expand our pipeline from our internal research efforts and through the acquisition or in-licensing of other product candidates or technologies.

Our Partnered Programs

Selective Inhibitors of Nav1.7 for the Treatment of Pain

In December 2011, we entered into a collaborative research and license agreement with Genentech and its affiliate, F. Hoffman-La Roche Ltd, or Roche, to discover and develop selective oral inhibitors of Nav1.7 for the treatment of pain. For a more detailed description of the terms of this agreement with Genentech, see “—Collaborations, Commercial and License Agreements” below. Based on our discovery of Nav1.7 deficiency underlying the rare human disease called congenital indifference to pain, or CIP, where individuals with CIP are unable to feel pain, we believe that Nav1.7 is a highly-validated target for the treatment of pain. Our Genentech collaboration is focused on discovering and developing oral drugs that selectively target Nav1.7.

Clinical Development

We have an ongoing collaboration with Genentech focused on developing novel inhibitors of Nav1.7 for the treatment of pain. Genentech has completed a Phase 1 clinical trial for GDC-0310, which is an oral, selective Nav1.7 small-molecule inhibitor developed for the potential treatment of pain. Guidance around the future clinical development of GDC-0310 will be updated once ongoing pre-clinical studies are completed and the final results are analyzed by Genentech.

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

Additional Collaborative Work with Genentech

We formed a second collaboration with Genentech in March 2014 for pain genetics, with a focus on rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. We believe these phenotypes may unlock new key molecular regulators of pain signaling in humans, which we will seek to validate as targets for new pain drugs. In March 2017, the research term for this second collaboration agreement was extended until March 2018. To date, Genentech has paid us a $1.5 million upfront payment and two $0.25 million milestone payments related to the identification of novel pain targets in September 2015 and July 2017. For a more detailed description of the terms of our collaborations with Genentech, see “—Collaborations, Commercial and License Agreements” below.

Selective Small-Molecule Inhibitors of Targets for the Treatment of Cardiovascular Disease

We entered into a collaborative research and option agreement with Merck in June 2009 to discover novel targets and compounds for the treatment of cardiovascular disease. For a more detailed description of the terms of our agreement with Merck, see “—Collaborations, Commercial and License Agreements” below. In 2012, Merck exercised its option to obtain an exclusive license to a target for cardiovascular disease and compound inhibitors that were discovered during the research collaboration. The target, when inhibited, is predicted to provide a beneficial lipid profile with the goal of protecting from cardiovascular disease.

Collaborations, Commercial and License Agreements

Asset Purchase Agreement with 1st Order Pharmaceuticals, Inc.

In April 2017, we entered into an asset purchase agreement with 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to which we acquired all rights with respect to XEN1101 (previously known as 1OP2198). XEN1101 was previously acquired by 1st Order from an affiliate of Valeant Pharmaceuticals International, Inc., or Valeant. Pursuant to the terms of the agreement, we also assumed certain obligations due to Valeant from 1st Order pursuant to the terms of their agreement, including potential milestone and royalty payments.

Under the terms of the agreement, we paid 1st Order an upfront fee of approximately $0.4 million and a $0.7 million milestone in 2017 upon achieving a clinical development milestone. Future potential payments to both 1st Order and Valeant include $1.0 million in clinical development milestones, up to $13.0 million in regulatory milestones, and up to approximately $33.6 million in sales-based and other milestones, which includes a $1.5 million milestone that may be payable pre-commercially, plus a mid-to-high single digit percentage royalty on commercial sales.

The agreement contains customary representations, warranties and covenants by us and 1st Order. Each party has agreed, subject to certain conditions and limitations, to indemnify the other party for breaches of representations, warranties and covenants and for losses arising from certain assumed/excluded liabilities, as applicable.

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

Under the terms of the agreement, Genentech paid us an upfront fee of $10.0 million, a $5.0 million milestone payment for the selection of a compound for development and an $8.0 million milestone payment upon the approval by Health Canada of the clinical trial application, or CTA. Genentech provided funding to us for certain of our full-time equivalents, or FTEs, performing the research collaboration plan, which concluded in December 2016. We are eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613.0 million, comprised of up to $45.5 million in pre-clinical and clinical milestone payments, up to $387.5 million in regulatory milestone payments, and up to $180.0 million in sales-based milestone payments for multiple products and indications. In addition, we are eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis.

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

In May 2015, we amended the collaborative research and license agreement to leverage the work performed in our ongoing Nav1.7 pain collaboration with Genentech for use in our research and development program directed towards modulators of Nav1.6 for use in the field of treating epilepsy. Pursuant to the amendment, we obtained a worldwide, non-exclusive, revocable license under intellectual property exclusively licensed by us to Genentech and Genentech intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make and use certain Nav1.6 modulators for use in the field, excluding commercialization. We obtained a right of first negotiation for a certain period of time to obtain a worldwide, exclusive license under the intellectual property previously licensed by us to commercialize certain Nav1.6 modulators to treat any disease in the field. We also granted Genentech a right of first negotiation to enter into a drug research and development collaboration with us for our Nav1.6 program. Genentech can terminate the license upon 90 days’ notice after the third anniversary of the amendment or at any time upon our uncured material breach.

Pursuant to the amendment, we granted Genentech a worldwide exclusive license under intellectual property developed under our Nav1.6 program. The license permits Genentech to develop and commercialize compounds identified or first made in our Nav1.6 program for all uses outside the field of epilepsy and to develop and commercialize compounds (other than certain compounds identified or first made in our Nav1.6 program) for all uses. If Genentech reaches certain development milestones for and/or sells certain compounds identified or first made in our Nav1.6 program that are covered by a patent licensed to Genentech under the amendment, products containing such compound would be included in the products subject to the royalty and milestone obligations payable to us under the original agreement. The collaborative research and license agreement was amended in December 2015 to extend the term of the research program and, in March 2016, the agreement was amended again, pursuant to which we obtained a non-sublicensable, non-transferable, royalty free, non-exclusive license to make, use and test certain collaboration compounds developed under the Nav1.7 collaboration for internal research purposes during the term of the agreement.

In March 2014, we entered into an additional agreement with Genentech for pain genetics, which is focused on identifying genetic targets associated with rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. Pursuant to the terms of this agreement, any intellectual property arising out of the collaboration will be jointly owned by us and Genentech. We have also granted Genentech a time-limited, exclusive right of first negotiation on a target-by-target basis to form joint drug discovery collaborations. Under the terms of this agreement, Genentech paid us an upfront payment of $1.5 million, two $0.25 million milestone payments related to the identification of novel pain targets in September 2015 and July 2017, and we are eligible for an additional $1.5 million in milestone payments. The agreement terminates upon the expiration of Genentech’s time-limited, exclusive right of first negotiation which shall be exercisable throughout the research term. Genentech may terminate the agreement with three months advance notice anytime on or after the 12 month anniversary of the effective date of the agreement, and each party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days. In March 2017, the research term for this agreement was extended until March 2018.

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

Under the terms of the agreement, Merck had the option to obtain an exclusive license under certain intellectual property controlled by us to develop and commercialize compounds and products directed to targets in the research program, which has now expired. In June 2012, Merck exercised its option and paid us $2.0 million to obtain such a worldwide exclusive license to develop and commercialize compound inhibitors of a target that was identified using our Extreme Genetics discovery platform. Through December 31, 2017, we have received milestone payments and an option fee totaling $9.0 million, and we are eligible for further research, development and regulatory milestone payments of up to $64.0 million, comprised of $21.0 million in pre-clinical and clinical milestone payments and up to $43.0 million in regulatory milestone payments for products directed to the licensed target, as well as royalties from the mid to high single-digit range in countries where such products are covered by a valid composition or method of use claim of a Xenon or Merck patent or, if not covered by such claims, royalties in the mid single-digit range for ten years after first commercial sale of such products.

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

Termination Agreement with Teva

On March 7, 2018, we and Teva Pharmaceuticals International GmbH and Teva Canada Limited, or together Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended. We and Teva agreed to terminate the collaborative development and license agreement after Teva informed us that it no longer intends to further develop TV-45070. For additional information regarding the terms of the collaborative development and license agreement, see the section captioned “Business—Strategic Alliances—Agreement with Teva for TV-45070” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2017.

Pursuant to the termination agreement and subject to receipt by us of an order from the Ontario Securities Commission, or OSC, Teva has agreed to transfer and assign 1,000,000 of our common shares held by Teva Canada Limited to us for cancellation. Teva will also return, license or assign to us certain intellectual property including certain patent rights. The termination agreement requires us to pay a low single-digit percentage royalty to Teva based on net sales of approved products, if any, resulting from any continued development and commercialization of TV-45070 by us during the period that assigned or licensed patents cover such products. Teva will also transfer regulatory filings related to TV-45070 to us.

The termination agreement will become effective on the date specified by us in a written notice to Teva. The effective date will be after the date that we receive the OSC order granting us exemptive relief from the requirements related to issuer bids under applicable Canadian securities laws in connection with the transfer and assignment to us by Teva Canada Limited of the 1,000,000 common shares and not earlier than 10 business days from the date that we issue a press release announcing the termination agreement. We have made an application to the OSC for the OSC order and expect the effective date to be on or about March 22, 2018.

The termination agreement includes customary representations, warranties, indemnities, releases and covenants of us and Teva.

Intellectual Property

As part of our business strategy, we generally file patent applications disclosing and claiming drug targets and their novel uses, novel compositions that modulate such targets, methods of making and using such compositions and various therapeutic formulations of such compositions that cover our product candidates. In some cases, we also file claims on screening assays as well as compositions and methods for use in diagnosing certain diseases. We generally file applications in the U.S., Canada, the EU, and other commercially significant foreign jurisdictions. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

As of December 31, 2017, we owned, co-owned or licensed 61 issued U.S. patents and approximately 12 pending U.S. patent applications, including provisional and non-provisional filings. We also owned, co-owned or licensed an additional 780 pending and granted counterpart applications worldwide, including 227 country-specific validations of 15 European patents.

As of December 31, 2017, we owned two issued U.S. patents related to XEN1101, and methods of making and using XEN1101 and certain related compounds. The issued patents are expected to expire between 2028 and 2029 (absent any extensions of term). In addition, we have 10 foreign issued patents (exclusive of European patent national validations) and have filed nine pending corresponding applications in various foreign jurisdictions relating to XEN1101 and certain related compounds.

As of December 31, 2017, we have filed a PCT international patent application as well as a U.S. non-provisional patent application directed to XEN901 and methods of making and using XEN901and certain related compounds. Any patents issuing from these applications are expected to expire in 2037 (absent any extensions of term).

As of December 31, 2017, we have filed a PCT international patent application as well as a U.S. non-provisional patent application directed to certain of our selective inhibitors of Nav1.6 (exclusive of XEN901), as well as methods of making and using the same. Any patents issuing from these applications are expected to expire in 2037 (absent any extensions of term).

As of December 31, 2017, we, together with Genentech, co-owned two issued U.S. patents, one pending U.S. patent application and 28 pending counterpart patent applications worldwide relating to GDC-0310 and methods of making and using GDC-0310 and certain related compounds. The issued patents, as well as any patents issuing from these applications are expected to expire in 2034 (absent any extensions of term).

As provided for in the termination agreement entered on March 7, 2018, Teva will assign to us one issued U.S. patent, two pending U.S. patent applications and a further two pending PCT international patent applications relating to TV-45070. The issued U.S. patent is expected to expire in 2036 (absent any extensions of term) and any patents issuing from these applications are expected to expire in 2037 (absent any extensions of term). For a more detailed description of the terms of our termination agreement with Teva, see “—Collaborations, Commercial and License Agreements” above. Excluding the patents included in the terms of the termination agreement, as of December 31, 2017, we owned 17 issued U.S. patents and three pending U.S. patent applications related to TV-45070, and methods of making and using TV-45070 and certain related compounds. The issued patents are expected to expire between 2026 and 2034 (absent any extensions of term). In addition, we have 80 foreign issued patents (exclusive of European patent national validations) and have filed 73 pending corresponding applications in various foreign jurisdictions relating to TV-45070 and certain related compounds.

Competition

The biotechnology and pharmaceutical industries are highly competitive and are characterized by rapidly advancing technologies and a strong emphasis on proprietary products. While we believe that our technology, development experience, scientific knowledge and drug discovery approach provide us with certain advantages, we face potential competition in our discovery and product development efforts from many different approaches and sources, including pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates or products that we or our collaborators successfully develop and commercialize will compete with existing products and new products that may become available in the future.

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payers.

Aside from the product marketplace, our competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, recruiting patients for clinical trials, and by acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of alternative products, the level of competition and the availability of coverage, and adequate reimbursement from government and other third party payers. Our product candidates that are in clinical development may compete with various therapies and drugs, both in the marketplace and currently under development.

Selective Inhibitors of Nav1.7 for the Treatment of Pain

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

XEN901 and XEN1101 for the Treatment of Epilepsy

If XEN901 or XEN1101 were approved for the treatment of epilepsy, we anticipate that they could potentially compete with each other and other anti-epileptic drugs, or AEDs, which typically can be categorized into four classes by AED mechanism: modulation of voltage-gated ion channels, enhancement of GABA-mediated inhibitory neurotransmission, reduction of glutamate-mediated excitatory neurotransmission, and SV2A modulation. Commonly used AEDs include phenytoin, levetiracetam, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide and perampanel. There are currently no FDA-approved treatments indicated for the early infantile epileptic encephalopathies EIEE7 or EIEE13. We are not aware of other companies that are developing selective Nav1.6 inhibitors for the treatment of epilepsy. There are other AEDs in development that could potentially compete with XEN1101 or XEN901, including products in development from UCB, Inc., Zogenix, Inc., GW Pharmaceuticals, Sage Therapeutics, Marinus Pharmaceuticals, Inc., SciFluor Lifesciences, Inc., Knopp Biosciences LLC, and Upsher-Smith Laboratories, Inc.

Government Regulation

We are developing small-molecule product candidates, which are regulated as drugs by the FDA. Within the FDA, the Center for Drug Evaluation and Research, or CDER, regulates drugs. Drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal, provincial, state, local and foreign statutes and regulations. The FD&C Act and corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, advertising and other promotional practices involving drugs. FDA approval must be obtained before clinical testing of drugs is initiated, and each clinical study protocol for such product candidates is reviewed by the FDA prior to initiation in the U.S. FDA approval also must be obtained before marketing of drugs in the U.S. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, provincial, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. In particular, ethical, social and legal concerns about genetic testing, genetic research and gene therapy could result in additional regulations restricting or prohibiting the processes we may use in discovering and developing our products candidates we or our collaborators may develop. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Drug Development Process

The process required by the FDA before a drug product may be marketed in the U.S. generally involves the following:

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

•

submission to the FDA of an NDA for drug products for marketing approval that includes substantial evidence of safety, efficacy, purity, and potency from results of nonclinical testing and clinical studies;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with good manufacturing practices, or GMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

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

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical studies of a drug, FDA approval of an NDA must be obtained before commercial marketing of the drug. The NDA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a substantial user fee. PDUFA also imposes an annual product fee for drugs and an annual establishment fee on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews an NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any marketing application that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews the application to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the application without a REMS, if required.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the marketing application, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the application identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing pursuant to a REMS request, or otherwise limit the scope of any approval.

One of the performance goals agreed to by the FDA under the PDUFA is to complete its review of 90% of standard NDAs within ten months from filing and 90% of priority NDAs within six months from filing, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the application sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Fast Track Designation

The FDA has various programs, including Fast Track, which are intended to expedite the process for the development and review of drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to expedite the FDA’s review of drugs that treat serious or life-threatening diseases or conditions and fill unmet medical needs. Under the Fast Track process, drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists, may also receive priority review by the FDA, or review within six months of the filing of an NDA compared to a traditional review time of ten months. Although Fast Track and priority review do not affect the standards for approval of a drug, for Fast Track designated drugs, the FDA will also attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug, to expedite such drug’s review and development.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the U.S. for this type of disease or condition will be recovered from sales of the product. We have received orphan drug designation from the FDA for XEN007 (active ingredient flunarizine), a drug we are evaluating internally for the potential treatment of hemiplegic migraine. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for such drug for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar, but not identical, benefits, including up to ten years of exclusivity.

Post-Approval Requirements

Maintaining compliance with applicable federal, provincial, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of drug continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to drug, include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After an NDA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of drugs .

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

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Under the Hatch-Waxman Amendments, a drug product containing a new chemical entity as its active ingredient is entitled to five years of market exclusivity, and a product for which the sponsor is required to generate new clinical data is entitled to three years of market exclusivity. A drug can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Global Anti-Corruption Laws

The U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act, the U.S. Travel Act, the OECD Anti-Bribery Convention, Title 18 United States Code section 201, and any other applicable domestic or foreign anti-corruption or anti-bribery laws to which we are subject prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We may also be held liable for the acts of our third party agents under the U.S. Foreign Corrupt Practices Act, Canadian Corruption of Foreign Public Officials Act, and other applicable anti-corruption and anti-bribery laws. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions or sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.

Government Regulation Outside of the U.S.

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drugs. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

The requirements and process governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 is intended to ensure that the rules for conducting clinical trials in the EU are identical; however, it has not yet been fully implemented.

To obtain regulatory approval of an investigational drug under EU regulatory systems, we must submit a marketing authorization application, or MAA. The application used to file the NDA in the U.S. is similar to that required in the EU, with the exception of, among other things, country-specific document requirements. The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the EU can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

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

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

Enacted in March 2010, the Patient Protection and Affordable Care Act, as amended, or PPACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, PPACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners and a significant number of provisions are not yet, or have only recently become, effective. PPACA may continue to place downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

The Trump administration and Congress have made changes to current health care laws and may continue to attempt broad sweeping changes to existing health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and the pharmaceutical industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our result of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Other Healthcare Laws and Compliance Requirements

In the U.S., the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with fraud and abuse laws such as the federal Anti-Kickback Statute, as amended, the federal False Claims Act, as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The federal Anti-Kickback Statute prohibits any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs in at least some cases, and do not contain safe harbors.

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

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. For example, HIPAA and its implementing regulations established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009 included expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

There are also an increasing number of state “sunshine” laws that require manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. In addition, pursuant to a similar federal requirement, manufacturers must track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The federal government discloses the reported information on a publicly available website. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Employees

As of December 31, 2017, we had 81employees, including 77 full-time employees. Of our employees, 52 were primarily engaged in research and development, 25 of whom hold a Ph.D. or M.D. (or equivalent) degree. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Research and Development

We have committed, and expect to continue to commit, significant resources to developing new product candidates. We have assembled an experienced research and development team with scientific and clinical development personnel. Our research and development expenses for the years ended December 31, 2017, 2016, and 2015 were $25.6 million, $19.8 million, and $15.2 million, respectively.

Manufacturing

We currently rely, and expect to continue to rely, on third parties and our collaborators for the manufacture of our product candidates for pre-clinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Accordingly, we have not internally developed any manufacturing facilities or hired related personnel.

To date, we have obtained materials for our product candidates from multiple third-party manufacturers. We believe that all of the materials required for the manufacture of our product candidates can be obtained from more than one source. However, the manufacturing processes for each of our product candidates vary and sourcing adequate supplies may be made more difficult depending on the type of product candidate involved. Our product candidates generally can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. This chemistry generally is amenable to scale-up and does not require unusual equipment in the manufacturing process.

Corporate Information

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187 of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We have one wholly-owned subsidiary as at December 31, 2017, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. Our principal executive offices are located at 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on The NASDAQ Global Market under the symbol “XENE.”

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

We are a clinical stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $30.7 million for the year ended December 31, 2017 and an accumulated deficit of $173.4 million as of December 31, 2017, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have devoted most of our financial resources to research and development, including our clinical and pre-clinical development activities. To date, we have financed our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. We have not generated any significant revenue from product sales and our product candidates will require substantial additional investment before they will provide us with any revenue.

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•	continue our research and pre-clinical and clinical development of our product candidates;
•	expand the scope of our clinical studies for our current and prospective product candidates;
•	initiate additional pre-clinical, clinical or other studies for our product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•

make milestone or other payments under our in-license or other agreements, including, without limitation, payments to Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., an affiliate of Valeant Pharmaceuticals International, Inc. and other third parties;

•	maintain, protect and expand our intellectual property portfolio;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

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

We have not generated any significant royalty revenue from product sales and may never become profitable on a U.S. GAAP basis.

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. We have not generated any significant royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. Although we were profitable for the years ended December 31, 2014 and 2013, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2017, we incurred approximately $25.6 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

Our current cash and cash equivalents and marketable securities are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting pre-clinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-license agreements;
•	the cost of commercializing any future products we develop independently that are approved for sale;
•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

We are unable to estimate the funds we will actually require to complete research and development of our product candidates or the funds required to commercialize any resulting product in the future.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

We are party to a loan and security agreement that contains operating and financial covenants that may restrict our business and financing activities and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

In December 2017, we entered into a loan and security agreement with Silicon Valley Bank providing for term loans to us with an aggregate principal amount of up to $15.0 million, in three tranches of $7.0 million, $5.0 million, and $3.0 million, respectively. The initial tranche of $7.0 million was funded in December 2017.

Borrowings under this loan and security agreement are secured by substantially all of our assets except intellectual property and subject to certain other exceptions. The loan and security agreement restricts our ability, among other things, to:

•	sell, transfer or otherwise dispose of any of our business assets or property, subject to limited exceptions;
•	make material changes to our business or management;
•	enter into transactions resulting in significant changes to the voting control of our stock;
•	make certain changes to our organizational structure;
•	consolidate or merge with other entities or acquire other entities;
•	incur additional indebtedness or create encumbrances on our assets;
•	pay dividends, other than dividends paid solely in our common shares, or make distributions on and, in certain cases, repurchase our capital stock;
•	enter into certain transactions with our affiliates;
•	repay subordinated indebtedness; or
•	make certain investments.

In addition, we are required under our loan agreement and security agreement to comply with various affirmative covenants. The covenants and restrictions and obligations in our loan and security agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable and eliminate our eligibility to receive additional loans under the agreement.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature, or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our business operations and financial condition.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. In December 2017, we entered into a loan and security agreement with Silicon Valley Bank, which is secured by substantially all of our assets except intellectual property, and requires us to comply with various affirmative and negative covenants. The incurrence of additional indebtedness would result in increased fixed payment obligations and, potentially, the imposition of additional restrictive covenants. Such additional covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of December 31, 2017, approximately 36% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, a significant portion of our operating expenses have been in Canadian dollars and the majority of our revenue has been in U.S. dollars.

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

Our clinical product candidates, which include XEN1101, XEN901 and GDC-0310, along with our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline in the market price of our common shares could result.

We and our collaborators face substantial competition in the markets for our product candidates, which may result in others discovering, developing or commercializing products before us or doing so more successfully than we or our collaborators do.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition in target discovery and product development from many different approaches and sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, as well as public and private research institutions. Any product candidates that we or our collaborators successfully develop and commercialize will compete with existing products and any new products that may become available in the future.

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected by decisions made by insurers or other third-party payers.

To the extent that we are unable to compete effectively against one or more of our competitors in these areas, our business will not grow and our financial condition, results of operations and the market price of our common shares may suffer.

If XEN901 or XEN1101 were approved for the treatment of epilepsy, we anticipate that they could potentially compete with each other and other anti-epileptic drugs, or AEDs, which typically can be categorized into four classes by AED mechanism: modulation of voltage-gated ion channels, enhancement of GABA-mediated inhibitory neurotransmission, reduction of glutamate-mediated excitatory neurotransmission, and SV2A modulation. Commonly used AEDs include phenytoin, levetiracetam, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide and perampanel. There are currently no FDA-approved treatments indicated for the early infantile epileptic encephalopathies EIEE7 or EIEE13. We are not aware of other companies that are developing selective Nav1.6 inhibitors for the treatment of epilepsy. There are other AEDs in development that could potentially compete with XEN1101 or XEN901, including products in development from UCB, Inc., Zogenix, Inc., GW Pharmaceuticals, Sage Therapeutics, Marinus Pharmaceuticals, Inc., SciFluor Lifesciences, Inc., Knopp Biosciences LLC, and Upsher-Smith Laboratories, Inc.

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

We have no experience in Phase 3 and later stage clinical development, and related regulatory requirements or the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

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

If we are unsuccessful in accomplishing these objectives, we would not be able to develop and commercialize any future orphan and niche disease product candidates independently and could fail to realize the potential advantages of doing so.

If we are not successful in discovering, acquiring or in-licensing product candidates in addition to XEN1101, XEN901, XEN007 and GDC-0310, our ability to expand our business and achieve our strategic objectives may be impaired.

We have built a product development pipeline by identifying product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates. To date, our internal discovery efforts have yielded multiple development candidates, including GDC-0310 and XEN901. Both our internal discovery efforts and our assessment of potential acquisition or in-licensing opportunities require substantial technical, financial and human resources, regardless of whether we identify any viable product candidates.

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

Our approach to drug discovery may not reproducibly or cost-effectively result in the discovery of product candidates and development of commercially viable products that safely and effectively treat human disease.

Our drug discovery efforts may initially show promise in identifying additional potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization. Such failure may occur for many reasons, including the following: any product candidate may, on further study, be shown to have serious or unexpected side effects or other characteristics that indicate it is unlikely to be safe or otherwise does not meet applicable regulatory criteria; and any product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all.

If our discovery activities fail to identify novel targets for drug discovery, or such targets prove to be unsuitable for treating human disease, or we are unable to develop product candidates with specificity and selectivity for such targets, we will fail to develop viable products. If we fail to develop and commercialize viable products, we will not achieve commercial success.

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

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA and other regulators, provide accurate information to the FDA, EMA and other regulators, comply with data privacy and security and healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, laws regarding data privacy and security, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, as well as comparable laws in non-U.S. jurisdictions, may impose obligations with respect to safeguarding the privacy, use, security and transmission of individually identifiable health information such as genetic material or information we obtain through our direct-to-patient web-based recruitment approach for identifying patients with rare or extreme phenotypes or patients identified for clinical trials.

Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Any misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, officers, directors, agents and representatives, including consultants, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We may encounter difficulties in managing our growth, including headcount, and expanding our operations successfully.

Our business strategy involves continued development and, where development is successful, commercialization of select product candidates for orphan and niche indications. In order to execute on this strategy, we will need to build out a regulatory, sales, manufacturing, distribution and marketing infrastructure and expand our development capabilities or contract with third parties to provide these capabilities and infrastructure for us. To achieve this, we will need to identify, hire and integrate personnel who have not worked together as a group previously.

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

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or cybersecurity breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and other remediation costs, and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cybersecurity breach nor experienced a material system failure, our internal computer systems and those of our contractors and consultants, and partners remain potentially vulnerable to damage from these events.

A variety of risks associated with international operations could materially adversely affect our business.

If we engage in significant cross-border activities, we will be subject to risks related to international operations, including:

•	different regulatory requirements for initiating clinical trials and maintaining approval of drugs in foreign countries;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in North America;
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

We believe that we may be deemed a passive foreign investment company for the taxable year ended December 31, 2017, which could result in adverse tax consequences for U.S. holders of our common shares.

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross assets, we believe that we may be deemed a PFIC for the taxable year ended December 31, 2017, and we could be a PFIC in subsequent years. Based on the composition of our gross income and gross assets, we do not believe that we were a PFIC for the taxable years ended December 31, 2016 and 2015. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for future taxable years.

If we are a PFIC for any year, U.S. holders of our common shares may suffer adverse tax consequences. Gains realized by non-corporate U.S. holders on the sale of our common shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our common shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. holders. U.S. holders should consult their own tax advisors with respect to their particular circumstances.

A U.S. holder may avoid these adverse tax consequences by timely making a qualified electing fund election. For each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would be required to include in gross income its pro rata share of our net ordinary income and net capital gains, if any. A U.S. holder may make a qualified electing fund election only if we commit to provide U.S. holders with their pro rata share of our net ordinary income and net capital gains. We will provide upon request, our U.S. holders with the information that is necessary in order for them to make a qualified electing fund election and to report their common shares of ordinary earnings and net capital gains for each year for which we may be a PFIC. U.S. holders should consult their own tax advisors with respect to making this election and the related reporting requirements.

A U.S. holder may also mitigate the adverse tax consequences by timely making a mark-to-market election. Generally, for each year that we meet the PFIC gross income or asset test, an electing U.S. holder would include in gross income the increase in the value of its common shares during each of its taxable years and deduct from gross income the decrease in the value of such shares during each of its taxable years. A mark-to-market election may be made and maintained only if our common shares are regularly traded on a qualified exchange, including The NASDAQ Global Market, or NASDAQ. Whether our common shares are regularly traded on a qualified exchange is an annual determination based on facts that, in part, are beyond our control. Accordingly, a U.S. holder might not be eligible to make a mark-to-market election to mitigate the adverse tax consequences if we are characterized as a PFIC. U.S. holders should consult their own tax advisors with respect to the possibility of making this election. In addition, our PFIC status may deter certain U.S. investors from purchasing our common shares, which could have an adverse impact on the market price of our common shares.

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

•	a requirement to undertake and complete additional pre-clinical studies to generate data required to support the continued clinical development of a product candidate or submission of an NDA;
•	inability to enroll sufficient patients to complete a protocol, particularly in orphan diseases;
•	difficulty in having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with drug product or drug substance storage and distribution;
•	our inability to add new or additional clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our pre-clinical studies and clinical trials; and
•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

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

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of one of our product candidates, the commercial prospects of the product candidate will be harmed, could shorten the period during which we may have the exclusive right to commercialize our products under patent protection and our or our collaborators’ ability to commence product sales and generate product revenue from the product will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates – including XEN1101 and XEN901 for the treatment of epilepsy and GDC-0310 for the treatment of pain – target novel molecular mechanisms. Regulatory authorities may require more extensive studies of the long-term effects of such product candidates for regulatory approval, which could delay development of our product candidates or our future product candidates based on novel mechanisms.

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

In the case of some of our product candidates, we are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and our clinical trials may use novel end points and measurement methodologies or subjective patient feedback, which adds a layer of complexity to our clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. Clinical trials for pain, the indication for which GDC-0310 is being developed, are inherently difficult to conduct. The primary measure of pain is based on subjective patient feedback, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, from patient to patient, and from site to site within a clinical study. The placebo effect also tends to have a more significant impact in pain trials.

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

The limited patient populations in orphan and niche indications, such as early infantile epileptic encephalopathies, or EIEEs, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available for clinical trials. This means that we or our collaborators generally will have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating internally for the potential treatment of hemiplegic migraine, has received orphan drug designation from the FDA. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

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

Sales of our approved products, if any, will be subject to the regulatory requirements governing marketing approval in the countries in which we obtain regulatory approval, and we plan to seek regulatory approval to commercialize our product candidates in North America, the EU and in additional foreign countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, approval in the U.S. by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by the FDA or regulatory authorities in other countries. Approval procedures vary among jurisdictions and can be lengthy and expensive, and involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional pre-clinical studies or clinical trials. Even if our product candidates are approved, regulatory approval for any product may be withdrawn by the regulatory authorities in a particular jurisdiction.

Even if a product is approved, the FDA, the EMA or another applicable regulatory authority, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. In many countries outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for a product is also subject to approval.

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

We work with outside scientists and their institutions in executing our business strategy of developing product candidates. These scientists may have other commitments or conflicts of interest, which could limit our access to their expertise and harm our ability to develop viable product candidates.

We work with scientific advisors and collaborators at academic institutions and other research institutions. These scientists and collaborators are not our employees, rather they serve as either independent contractors or the primary investigators under research collaboration agreements that we have with their sponsoring academic or research institution. Such scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to our business.

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

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that any of our proprietary product candidates will be approved. For any future products for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	our inability to recruit and retain adequate numbers of qualified sales and marketing personnel or develop alternative sales channels;
•	the inability of sales personnel to obtain access to physicians or an inadequate numbers of physicians to prescribe any future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization.

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

Our target patient populations in orphan and niche indications, such as EIEE7 and EIEE13 are relatively small. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed, or will significantly change, the way healthcare is financed by both governmental and private insurers.

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

We have no control over the resources, time and effort that our collaborators may devote to our programs and limited access to information regarding or resulting from such programs. We are dependent on our collaborators, including Genentech and Merck, to fund and conduct the research and any clinical development of product candidates under our collaboration with each of them, and for the successful regulatory approval, marketing and commercialization of one or more of such products or product candidates. Such success will be subject to significant uncertainty.

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

We do not currently own or operate any manufacturing facilities nor do we have significant in-house manufacturing experience or personnel. We rely on our collaborators to manufacture product candidates licensed to them or work with multiple third-party contract manufacturers to produce sufficient quantities of materials required for the manufacture of our product candidates for pre-clinical testing and clinical trials and intend to do so for the commercial manufacture of our products. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA, EMA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities and/or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA, EMA and other regulatory agencies. They are also subject to periodic unannounced inspections by the FDA, EMA and other regulatory agencies. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in restrictions on the product or on the manufacturing or laboratory facility, including product recall, suspension of manufacturing, product seizure or a voluntary withdrawal of the drug from the market. Any failure by our third-party manufacturers to comply with cGMP or any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.

We rely on third parties to monitor, support, conduct, and/or oversee clinical trials of the product candidates that we are developing independently and, in some cases, to maintain regulatory files for those product candidates. We may not be able to obtain regulatory approval for our product candidates or commercialize any products that may result from our development efforts, if we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us.

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

We and our CROs are required to comply with cGCP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, EMA or another regulatory authority may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA, EMA or another regulatory authority could determine that any of our clinical trials fail or have failed to comply with applicable cGCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, EMA and other regulatory authorities, and our clinical trials may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees or licensors. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently, some of these rights relating to the patent portfolios for GDC-0310 are held by Genentech.

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

If Genentech, Merck or other collaborators license or otherwise acquire rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be legally developed or commercialized in a country without the third-party intellectual property right or, where it is decided that it would be useful to acquire such third-party right to develop or commercialize the product, they are eligible under our collaboration agreements to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates, and we will face an even greater risk if we commercialize any product candidates. For example, we may be sued if any of our product candidates, including any that are developed in combination with other therapies, allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. There is also risk that third parties we have agreed to indemnify could incur liability. Regardless of the merits or eventual outcome, liability claims may result in:

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

We currently carry product liability insurance of $10,000,000 CAD per occurrence and $10,000,000 CAD aggregate limit. We believe our product liability insurance coverage is appropriate relative to our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may then be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause the market price of our common shares to decline and, if judgments exceed our insurance coverage, could adversely affect our future results of operations and business.

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

Our future relationships with customers and third-party payers, if any, in the U.S. and elsewhere will be subject, directly or indirectly, to applicable federal and state anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, or other third-party payers claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

Our headquarters are located in Burnaby, British Columbia, Canada. We are vulnerable to natural disasters such as earthquakes that could disrupt our operations. If a natural disaster, power outage, fire or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Although we carry insurance for earthquakes and other natural disasters, we may not carry sufficient business interruption insurance to compensate us for all losses that may occur. The disaster recovery and business continuity plans we have in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of a natural disaster or earthquake, which could have a material adverse effect on our business. In addition, we may lose samples or other valuable data. The occurrence of any of the forgoing could have a material adverse effect on our business.

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

•	actions by any of our collaborators regarding our product candidates they are developing, including announcements regarding clinical or regulatory decisions or developments or our collaboration;
•	unanticipated serious safety concerns related to the use of any of our products and product candidates;
•	results from or delays of clinical trials of our product candidates;
•	failure to obtain or delays in obtaining or maintaining product approvals or clearances from regulatory authorities;
•	adverse regulatory or reimbursement announcements;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	the results of our efforts to discover or develop additional product candidates;
•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;
•	regulatory or legal developments in Canada, the U.S. or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to successfully commercialize our future product candidates we develop independently, if approved;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	actual or anticipated quarterly variations in our financial results or those of our competitors;
•	any change to the composition of the board of directors or key personnel;
•	sales of common shares by us or our shareholders in the future, as well as the overall trading volume of our common shares;
•	failure to comply with covenants or make required payments under loan agreements;
•	changes in the structure of healthcare payment systems;
•	commencement of, or our involvement in, litigation;
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

In addition, in the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangements, or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause the market price of our common shares to decline.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.07 billion in annual revenue, if the market value of our common shares held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. Investors could find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.

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

As of December 31, 2017, options to purchase 2,339,905 of our common shares with a weighted-average exercise price of $7.41 per common share were outstanding. The exercise of any of these options would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares or securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Our management team has broad discretion as to the use of the net proceeds from public or private equity or debt financings and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our shareholders disagree.

We have broad discretion in the application of the net proceeds to us from our December 2017 debt financing and September 2016 public equity offering of our common shares. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Our headquarters are located in Burnaby, British Columbia, where we occupy approximately 41,332 square feet of office and laboratory space. The term of the lease expires in March 2022. We currently pay an aggregate of approximately $107,474 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $72,394.

Our U.S. office is located in Boston, Massachusetts, where we occupy on a month-to-month basis approximately 215 square feet.

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

	High	Low
Year Ended December 31, 2018
First Quarter (through March 2, 2018)	$4.45	$2.70
Year Ended December 31, 2017
Fourth Quarter	$3.50	$2.10
Third Quarter	$3.50	$2.25
Second Quarter	$4.45	$2.85
First Quarter	$9.95	$3.95
Year Ended December 31, 2016
Fourth Quarter	$8.75	$7.35
Third Quarter	$8.56	$5.88
Second Quarter	$7.72	$5.65
First Quarter	$8.42	$6.31

On March 2, 2018, the last reported sale price of our common shares was $4.40 per share.

Holders

As of March 2, 2018, there were approximately 166 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by brokers and other nominees.

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

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any applicable income tax treaty or convention to which Canada is a signatory) will be payable on the gross amount of a dividend on our common shares paid or credited, or deemed to be paid or credited, to a holder of our common shares who, for purposes of the Income Tax Act (Canada), is not (and is not deemed to be) resident in Canada, or a Non-Resident of Canada Holder. The Canadian withholding tax will be deducted directly by us or our paying agent from the amount of the dividend otherwise payable and remitted to the Receiver General of Canada. The rate of withholding tax applicable to a dividend paid on our common shares to a Non‑Resident of Canada Holder who is a resident of the U.S. for purposes of the Canada‑U.S. Tax Convention (1980), or the Convention, is the beneficial owner of the dividend and qualifies for the full benefits of the Convention will generally be reduced to 15% or, if such a Non-Resident of Canada Holder is a company that owns (or, for purposes of the Convention, is considered to own) at least 10% of our voting shares, to 5%. Not all persons who are residents of the U.S. for purposes of the Convention will qualify for the benefits of the Convention. A Non-Resident of Canada Holder who is a resident of the U.S. is advised to consult his or her tax advisor in this regard. The rate of withholding tax on dividends is also reduced under other bilateral income tax treaties to which Canada is a signatory.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following stock performance graph illustrates a comparison of the total cumulative shareholder return on our common shares from November 5, 2014, which is the date our common shares commenced trading on The NASDAQ Global Market, through December 31, 2017, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on November 5, 2014, and that any dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

Recent Sales of Unregistered Securities

On December 18, 2017, we issued Silicon Valley Bank a warrant to purchase 50,411 of our common shares at a price per share of $2.43. If Silicon Valley Bank advances a second tranche of funding pursuant to the loan and security agreement, the number of common shares exercisable pursuant to the warrant will increase by 36,008. If Silicon Valley Bank advances a third tranche of funding pursuant to the loan and security agreement, the number of common shares exercisable pursuant to the warrant will increase by 21,604. In no event will the number of common shares issuable pursuant to the exercise of the warrant exceed 108,023 in the aggregate. The issuance of the warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering and exempt from the prospectus requirements under applicable Canadian securities laws as Silicon Valley Bank is an “accredited investor”, as such term is defined in section 1.1 of National Instrument 45-106 - Prospectus Exemptions.

Issuer Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected Statements of Operations Data for the years ended December 31, 2017, 2016 and 2015 and Balance Sheet Data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Statements of Operations Data for the years ended December 31, 2014 and 2013 and Balance Sheet Data as of December 31, 2015, 2014 and 2013 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. Our audited annual consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. Generally Accepted Accounting Principles.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands except per share amounts)
Statement of Operations Data:
Revenue:
Collaboration revenue	$309	$1,767	$15,573	$28,366	$27,352
Royalties	2	36	4	4	4
	311	1,803	15,577	28,370	27,356
Operating expenses:
Research and development	25,573	19,828	15,152	11,768	12,303
General and administrative	7,313	6,792	9,786	5,496	5,341
Total operating expenses	32,886	26,620	24,938	17,264	17,644
Income (loss) from operations	(32,575)	(24,817)	(9,361)	11,106	9,712
Other income (expense):
Interest income	477	504	542	568	338
Interest expense	—	—	—	—	(64)
Foreign exchange gain (loss)	1,394	1,316	(6,933)	1,344	2,035
Gain on write-off and disposal of assets	—	—	—	—	11
Net income (loss)	(30,704)	(22,997)	(15,752)	13,018	12,032
Net income attributable to participating securities	—	—	—	—	8,199
Net income (loss) attributable to common shareholders	$(30,704)	$(22,997)	$(15,752)	$13,018	$3,833
Net income (loss) per share—basic (1)	$(1.71)	$(1.48)	$(1.10)	$4.11	$2.87
Net income (loss) per share—diluted (1)	$(1.72)	$(1.48)	$(1.10)	$3.28	$1.91
Weighted-average common shares outstanding used in computing basic net income (loss) per share (1)	17,985	15,493	14,282	3,166	1,338
Weighted-average common shares outstanding used in computing diluted net income (loss) per share (1)	18,002	15,493	14,282	3,964	2,009

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$43,667	$64,146	$58,651	$84,041	$49,276
Working capital (2)	40,738	62,089	57,951	70,460	31,384
Total assets	46,121	67,487	63,949	87,418	54,487
Loan payable	6,804	—	—	—	—
Redeemable convertible preferred shares	—	—	—	—	102,488
Total shareholders’ equity (deficit)	35,934	63,901	61,034	72,779	(78,372)
(1)

See Note 5 to our consolidated financial statements appearing elsewhere in this report for an explanation of the method used to calculate basic and diluted net income (loss) per common share and the weighted-average number of common shares used in computation of the per common share amounts.

(2)	Certain comparative figures, which comprise working capital, have been reclassified to conform to the consolidated financial statement presentation adopted for the current year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders. Building upon our extensive knowledge of human genetics and diseases caused by mutations in ion channels, known as channelopathies, we are advancing – both independently and with our collaborators – a novel product pipeline of central nervous system, or CNS, therapies to address areas of high unmet medical need, such as epilepsy and pain.

To date, our pharmaceutical collaborations have generated in aggregate over $160.0 million in non-equity funding with the potential to provide us with future milestone payments, as well as royalties on product sales. Our current pharmaceutical partners include Genentech, a member of the Roche Group, and Merck & Co., Inc., or Merck (through its affiliate, Essex Chemie AG).

Our clinical development pipeline includes:

•

XEN1101 is a Kv7 potassium channel opener being developed for the treatment of epilepsy including: treatment-resistant adult and pediatric focal seizures; rare, pediatric forms of epilepsy, such as EIEE7, an early infantile epileptic encephalopathy associated with mutations in the KCNQ2 gene that cause loss-of-function in the Kv7.2 potassium channel; and potentially other neurological disorders. In October 2017, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of both single ascending doses, or SAD, and multiple ascending doses, or MAD, of XEN1101 in healthy subjects. The XEN1101 Phase 1 clinical trial includes a pharmacodynamic biomarker read-out from a transcranial magnetic stimulation, or TMS, study, designed to assess XEN1101’s ability and potency to modulate cortical excitability, thereby demonstrating activity in the target CNS tissue. We expect to present interim Phase 1 results in May 2018. The release of the complete Phase 1 results, including the Phase 1b TMS data, is anticipated in the second half of 2018. We anticipate initiating a Phase 2 proof-of-concept trial evaluating XEN1101’s efficacy as a treatment for adult focal seizures by year end. We also intends to explore a parallel plan to advance XEN1101 into rare, pediatric forms of epilepsy as soon as feasible thereafter;

•

XEN901 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy including treatment resistant adult and pediatric focal seizures, as well as rare, pediatric forms of epilepsy, such as EIEE13, an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. In February 2018, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate XEN901’s safety, tolerability and pharmacokinetics in both SAD and MAD cohorts of approximately 64 healthy subjects in total. Upon completion of the Phase 1 clinical trial, a read-out of results is anticipated in the second half of 2018, followed by a Phase 2 proof-of-concept trial evaluating XEN901’s efficacy as a treatment for adult focal seizures. We also intend to pursue a parallel plan to advance XEN901 into rare, pediatric forms of epilepsy as soon as feasible thereafter;

•

We have identified an additional clinical stage, ion channel program, XEN007 (active ingredient flunarizine), to expand our existing neurology-focused product pipeline. XEN007 is a CNS-acting calcium channel blocker that directly modulates Cav2.1, which is a critical calcium channel implicated in the pathophysiology of hemiplegic migraine, or HM, a rare and debilitating neurological disorder afflicting approximately 60,000 people in the U.S. Flunarizine has been used outside of the U.S. in the prevention of chronic migraine and has been reported to have clinical benefit in HM case studies. Xenon’s clinical development plans include a proposed strategy to develop XEN007 as the first treatment specifically approved for HM anywhere in the world. We have received Orphan Drug Designation from the U.S. Food and Drug Administration, or FDA, for XEN007 for the treatment of HM. In addition, we have entered into key agreements in order to access regulatory files and manufacturing support to potentially enable the accelerated clinical development of XEN007 directly into a Phase 2 clinical trial. We are currently examining various development strategies for XEN007 with key opinion leaders and leading clinicians, as well as exploring options for potential partnerships for this program; and

•

We have an ongoing collaboration with Genentech focused on developing novel inhibitors of Nav1.7 for the treatment of pain. Genentech has completed a Phase 1 clinical trial for GDC-0310, which is an oral, selective Nav1.7 small-molecule inhibitor developed for the potential treatment of pain. Guidance around the future clinical development of GDC-0310 will be updated once ongoing pre-clinical studies are completed and the final results are analyzed by Genentech.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For 2017, 2016, and 2015, we recognized revenues of approximately $0.3 million, $1.8 million, and $15.6 million, respectively, consisting primarily of funding and payments from our collaborators. Though our revenue from our collaboration and license agreements resulted in net income of $13.0 million for the year ended December 31, 2014 and $12.0 million for the year ended December 31, 2013, we do not expect to have sustained profitability for the foreseeable future. We had net losses of $30.7 million for the year ended December 31, 2017 and an accumulated deficit of $173.4 million as of December 31, 2017, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

We have not generated any significant royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. We expect that our revenue in the near term will be substantially dependent on our collaboration agreements. Given the uncertain nature of clinical development of our current and future product candidates and the commercialization of current and future products, we cannot predict when or whether we will receive further milestone payments under our current or future collaboration agreements or whether we will be able to report either revenue or net income in future years.

We expect to continue to incur significant expenses and operating losses for at least the next 12 to 24 months. We anticipate that our expenses will increase as we:

•

continue our research and pre-clinical and clinical development of our product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;

•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•	make milestone and other payments under our in-license or other agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract, hire and retain skilled personnel; and
•	create additional infrastructure to support our operations and otherwise.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. We have not generated any significant royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. Over our history, we have entered into several collaboration agreements, the most significant of which, with respect to revenue, are described at “Business – Strategic Alliances” and “Note 11” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table is a summary of revenue recognized from our current and former collaboration and licensing agreements for each of the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Teva:
Recognition of upfront payment	$—	$—	$10,897
Research funding	59	116	112
Genentech:
Recognition of upfront payment	—	157	725
Research funding	—	1,494	3,589
Milestone payments	250	—	250
Total collaboration revenue	$309	$1,767	$15,573

Pursuant to the terms of our former collaborative development and license agreement with Teva, we received an upfront payment of $41.0 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $41.0 million upfront payment was recognized as revenue ratably over the expected period of research performance of pre-commercial activities, which was the three-year period from December 2012 through December 2015.

Pursuant to the terms of our March 2014 genetics collaborative agreement with Genentech, we received an upfront payment of $1.5 million. We determined that the various deliverables under this agreement should be considered as a single unit of accounting. As such, the $1.5 million upfront payment was recognized as revenue ratably over the expected period of research performance, which was the two-year period from March 2014 to March 2016. In September 2015, we received a $0.25 million milestone payment for the identification of a novel pain target under this agreement which was recognized upon achievement in September 2015. In July 2017, we received a $0.25 million milestone payment for the identification of a second novel pain target under this agreement which was recognized upon achievement in July 2017.

As our other internal and partnered products are in various stages of clinical and pre-clinical development, we do not expect to generate any revenue from product sales for at least the next several years. We expect that revenue for the next several years may be derived from milestone payments under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

As of December 31, 2017, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$25,573	$19,828	$15,152
General and administrative	7,313	6,792	9,786
Total operating expenses	$32,886	$26,620	$24,938

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our other proprietary product candidates, including any acquired or in-licensed product candidates or technology, as well as to support research and development on our product candidates under current and former collaboration agreements.

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

We expect that general and administrative expenses will increase in the future as we expand our operating activities to support increased research and development activities.

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

Our primary sources of revenue have been derived from non-refundable upfront payments, funding for research and development services, and milestone payments under various collaboration agreements. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determine whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. Revenues associated with multiple element arrangements are attributed to the various elements based on their relative fair values or are recognized as a single unit of accounting when relative fair values are not determinable.

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

We incur development activity costs, such as pre-clinical costs, manufacturing costs and clinical trial costs paid to contract research organizations, investigators and other vendors who conduct certain product development activities on our behalf. The amount of expenses recognized in a period related to service agreements is based on estimates of the work performed using an accrual basis of accounting. These estimates are based on patient enrollment, services provided and goods delivered, contractual terms and experience with similar contracts. We monitor these factors and adjust our estimates accordingly.

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

Prior to our initial public offering, or IPO, our shares did not have a readily available market; therefore, we lack company-specific historical and implied volatility information. Consequently, we estimated the expected volatility of our stock options based on a combination of our available historical volatility information and a historical volatility analysis of peers that are similar with respect to industry, stage of development, size, and financial leverage. The expected term of our stock options has been determined utilizing our available historical data and we recognize forfeitures as they occur. We amortize the fair value of stock options using the straight-line method over the vesting period of the options.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)
Collaboration revenue	$309	$1,767	$(1,458)
Royalties	2	36	(34)
Research and development expenses	25,573	19,828	5,745
General and administrative expenses	7,313	6,792	521
Other:
Interest income	477	504	(27)
Foreign exchange gain	1,394	1,316	78
Net loss	$(30,704)	$(22,997)	$(7,707)

Revenue

We recognized revenue of $0.3 million for the year ended December 31, 2017, compared to $1.8 million for the year ended December 31, 2016, a decrease of $1.5 million. In 2016, we recognized revenue related to the upfront payment from our March 2014 genetics collaborative agreement with Genentech, which was fully recognized by March 2016. The remaining decrease was mainly due to the expiration of our full-time equivalent, or FTE, funding from Genentech in late 2016 as we shifted resources from supporting our collaborations to our proprietary programs, partially offset by a $0.25 million milestone payment recognized in July 2017 under the March 2014 genetics collaborative agreement with Genentech.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2017 and 2016 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)
Collaboration expenses	$120	$1,114	$(994)
XEN801 expenses	1,353	5,877	(4,524)
XEN901 and Nav1.6 pre-clinical and discovery expenses	10,157	9,559	598
XEN1101 expenses	5,885	—	5,885
Pre-clinical, discovery and other program expenses	8,058	3,278	4,780
Total research and development expenses	$25,573	$19,828	$5,745

Research and development expenses were $25.6 million for the year ended December 31, 2017, compared to $19.8 million for the year ended December 31, 2016. The increase of $5.7 million was primarily attributable to spending on our XEN1101 product candidate which was acquired in April 2017 and increased spending on our pre-clinical, discovery and other internal programs as well as on our XEN901 product candidate. These increases were partially offset by a decrease in XEN801 expenses, a product candidate which is no longer being developed, and a decrease in collaboration expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2017 and 2016 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)
General and administrative expenses	$7,313	$6,792	$521

General and administrative expenses were $7.3 million for the year ended December 31, 2017, compared to $6.8 million for the year ended December 31, 2016. The increase of $0.5 million was primarily attributable to increased costs for business development activities and salaries and benefits.

Other Income

The following table summarizes our other income for the years ended December 31, 2017 and 2016 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2017 vs. 2016
	2017	2016	Increase/(Decrease)
Other income:	$1,871	$1,820	$51

Other income did not change significantly for the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)
Collaboration revenue	$1,767	$15,573	$(13,806)
Royalties	36	4	32
Research and development expenses	19,828	15,152	4,676
General and administrative expenses	6,792	9,786	(2,994)
Other:
Interest income	504	542	(38)
Foreign exchange gain (loss)	1,316	(6,933)	8,249
Net income (loss)	$(22,997)	$(15,752)	$(7,245)

Revenue

We recognized revenue of $1.8 million for the year ended December 31, 2016, compared to $15.6 million for the year ended December 31, 2015, a decrease of $13.8 million. In 2015, we recognized revenues relating to the upfront payment from the former collaborative agreement with Teva which was fully recognized by December 2015 as well as revenue related to the upfront payment from our March 2014 collaborative agreement with Genentech which was fully recognized by March 2016. The remaining decrease was due to less FTE funding from Genentech as we shifted resources from supporting our collaborations to our proprietary programs.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2016 and 2015 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2016 vs. 2015
	2016	2015	Increase/(Decrease)
Collaboration expense	$1,114	$2,762	$(1,648)
XEN801 expenses	5,877	4,446	1,431
Pre-clinical and discovery program expenses	12,837	7,944	4,893
Total research and development expenses	$19,828	$15,152	$4,676

Research and development expenses were $19.8 million for the year ended December 31, 2016, compared to $15.2 million for the year ended December 31, 2015. The increase of $4.7 million was primarily attributable to increased spending on our pre-clinical and discovery programs, mostly related to our Nav1.6 sodium channel inhibitor program, as well as additional expenses for our XEN801 program which entered Phase 2 clinical development in February 2016, but which is no longer being developed. These increases were partially offset by a decrease in Genentech collaboration expenses.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and government funding. As of December 31, 2017, we had cash and cash equivalents and marketable securities of $43.7 million. In September 2016, we completed an underwritten public offering of 3,450,000 of our common shares at a public offering price of $7.50 per common share. We received approximately $24.3 million of proceeds, net of underwriting discounts and commissions but before offering expenses. In December 2017, we entered into a loan and security agreement with Silicon Valley Bank, or the Bank, for a term loan of up to $15.0 million. The initial tranche of $7.0 million was funded in December 2017. For additional information regarding our loan and security agreement with the Bank, see “—Contractual Obligations and Commitments—Term Loan” below.

We have incurred significant operating losses since inception. We had a $30.7 million net loss for the year ended December 31, 2017 and an accumulated deficit of $173.4 million from inception through December 31, 2017. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, or MUN, 1st Order Pharmaceuticals, Inc., or 1st Order, Valeant Pharmaceuticals International, Inc., or Valeant, and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. Except for any obligations of our collaborators to make milestone payments under our agreements with them and additional borrowings under our loan and security agreement that may become available upon achievement of certain clinical and financial milestones, we do not have any committed external sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common shareholders. If we raise additional funds through collaboration agreements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting pre-clinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-license agreements;
•	the cost of commercializing any future products we develop independently that are approved for sale;
•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on our collaborators’ product candidates, and our future products, if any.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials remains uncertain.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(28,726)	$(19,567)	$(18,103)
Net cash provided by (used in) investing activities	24,294	(47,842)	10,194
Net cash provided by financing activities	7,070	23,964	278

Operating Activities

Net cash used in operating activities totaled $28.7 million in 2017 as compared to $19.6 million in 2016 and $18.1 million in 2015. The increase in cash used in operating activities was primarily related to an increase in research and development expenses, a decrease in revenue, and changes in working capital. Cash used in operating activities in 2015 includes a $3.2 million prepayment to Medpace, Inc., or Medpace, for future clinical development services.

Investing Activities

Net cash provided by investing activities totaled $24.3 million in 2017 as compared to $47.8 million used in 2016 and $10.2 million provided in 2015. The change was driven by the maturity of marketable securities, net of purchases during 2017, as compared to the purchase of marketable securities in 2016 and the maturity of marketable securities during 2015.

Financing Activities

Net cash provided by financing activities totaled $7.1 million in 2017 as compared to $24.0 million in 2016 and $0.3 million in 2015. In December 2017, we received net proceeds of $6.9 million from the issuance of a term loan and in September 2016, we received net proceeds of $23.8 million from the issuance of common shares in an underwritten public offering.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2017 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Operating leases (1)	$5,122	$1,225	$2,456	$1,441	$—
Term loan (2)	7,000	700	5,600	700	—
Total contractual obligations	$12,122	$1,925	$8,056	$2,141	$—

(1)	Represents future minimum lease payments under an operating lease in effect as of December 31, 2017 for our current facility in Burnaby, British Columbia, Canada.
(2)	Excluding interest payments and final payment fee of 6.5% of the principal amount.

Term Loan

In December 2017, we entered into a Loan and Security Agreement, or Loan Agreement, with the Bank, pursuant to which the Bank agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million, in three tranches. We borrowed an initial tranche of $7.0 million.

The second tranche of $5.0 million, or the Second Tranche Advance, is available at our option at any time from the occurrence of the Tranche 2 Event through March 31, 2019. The third and final tranche of $3.0 million, or the Third Tranche Advance, is available at our option at any time from the occurrence of the Tranche 3 Event through September 30, 2019. The Tranche 2 Event means delivery by us to the Bank of evidence that we have, on or before March 31, 2019, (i) obtained net new capital of at least $12.5 million and (ii) at least two programs in clinical development, at least one of which is in Phase 2. The Tranche 3 Event means delivery by us to the Bank of evidence that we have, on or before September 30, 2019, achieved positive Phase 2 data on at least one program.

Borrowings under the Loan Agreement accrues interest at a floating per annum rate of 0.5% above the prime rate, which interest is payable monthly commencing in January 2018. The initial tranche is interest only until September 30, 2018, followed by 30 months of equal principal and interest payments, maturing on March 31, 2021. If the second tranche is advanced, then both the first and second tranches will be interest only until March 31, 2019, followed by 24 months of equal principal and interest payments, maturing on March 31, 2021. The third tranche, if advanced, will be interest only until September 30, 2019, followed by 24 months of equal principal and interest payments, maturing on September 30, 2021. In addition, we are required to pay a final payment fee of 6.5% of the principal amount extended on the date of repayment of the outstanding term loan.

We may prepay all, but not less than all, of the loaned amount subject to a prepayment fee of 3.0% of the outstanding principal if prepaid prior to the first anniversary of the effective date of the Loan Agreement, 2.0% if prepaid on or after the first anniversary, but prior to the second anniversary, or 1.0%, if prepaid on or after the second anniversary but prior to the applicable maturity date. As security for its obligations under the agreement, we granted the Bank a first priority security interest on substantially all of our assets except our intellectual property and subject to certain other exceptions.

The Loan Agreement contains customary representations and warranties, events of default (including an event of default upon the occurrence of a material impairment on the Bank’s security interest over the collateral, and a material adverse change in our company) and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 5.0% above the otherwise applicable interest rate.

In connection with the Loan Agreement, we issued a warrant to the Bank to purchase 50,411 of our common shares at a price per share of $2.43. The Bank will receive additional common shares exercisable pursuant to the warrant in connection with the second and third tranches, if and when advanced by the Bank. In no event will the number of common shares issuable pursuant to the exercise of the warrant exceed 108,023 in the aggregate. The warrant is immediately exercisable, has a 10-year term, and contains a cashless exercise provision.

The contractual obligations table above excludes the following material contractual commitments:

In August 2015, we entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, we committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement. In consideration for priority access to Medpace resources and preferred service rates, we committed to $7.0 million of services over the term of the agreement, $1.7 million of which was prepaid upon signing of the agreement and an additional $1.3 million was paid in December 2015. Any portion of the $3.0 million payment made during 2015 that is not used within the first three years of the agreement term will be forfeited to Medpace. If we do not meet the commitment to retain Medpace for $7.0 million of services during the term of the agreement, we agreed to give Medpace the exclusive right to perform all of our subsequent outsourced clinical development work until such $7.0 million commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If we decide not to retain Medpace for the provision of clinical development services, we may satisfy our obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion of the $7.0 million minimum commitment. See “Note 12(b)” and “Note 14” of the consolidated financial statements for additional information.

In March 2017, we entered into a license, manufacture and supply agreement with a pharmaceutical contract manufacturing organization for the access and use of certain regulatory documents as well as for the manufacture and supply of clinical and commercial drug product to support the development of XEN007. Under the terms of the agreement, we paid an upfront fee of $0.5 million CAD and will be required to pay a low single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from an affiliate of Valeant, and we have assumed certain financial responsibilities under that agreement. Under the terms of the agreement, we paid an upfront fee of approximately $0.4 million and milestone payments in 2017 totaling $0.7 million, which we expensed as research and development. Future potential payments to both 1st Order and Valeant include $1.0 million in clinical development milestones, up to $13.0 million in regulatory milestones, and up to approximately $33.6 million in sales-based and other milestones, which includes a $1.5 million milestone that may be payable pre-commercially, plus a mid-to-high single-digit percentage royalty on commercial sales.

In July 2017, we entered into a license agreement with a pharmaceutical company for the access and use of certain regulatory documents to support the development of XEN007. Under the terms of the agreement, we paid an upfront fee of $1.0 million, which we expensed as research and development. Future potential payments include $2.0 million in clinical development milestones, up to $7.0 million in regulatory milestones, plus a low-to-mid single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

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

Outstanding Share Data

As of March 2, 2018, we had 18,002,499 common shares issued and outstanding and outstanding stock options to purchase an additional 2,306,997 common shares.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (ASC 606) to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The standard, as subsequently amended, stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2017. We plan to adopt the standard under the modified retrospective approach on January 1, 2018 and have identified one ongoing significant collaboration agreement with respect to revenue, the collaborative research and license agreement with Genentech, described in “Note 14” of our consolidated financial statements. We have evaluated the new guidance and do not expect a material impact on the Company’s financial statements as a result of the application of the guidance on revenue previously recognized under this agreement.

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and a significant portion of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At December 31, 2017, we held cash and cash equivalents and marketable securities of $15.6 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $1.6 million being recorded in the Statement of Operations and Comprehensive Income (Loss) on the translation of these Canadian dollar cash and cash equivalent and marketable securities balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $43.7 million as of December 31, 2017. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities.

In addition, we had an outstanding balance of $7.0 million under our Loan Agreement as of December 31, 2017, of which $0.7 million was due within 12 months. The interest rate on borrowings under the Loan Agreement with the Bank accrues at a floating per annum rate of 0.5% above the prime rate. A 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Consolidated Financial Statements

Year ended December 31, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xenon Pharmaceuticals Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB and in accordance with the ethical requirements that are relevant to our audit of the financial statements in Canada.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 1999

Vancouver, British Columbia
March 7, 2018

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$20,486	$17,095
Marketable securities	23,181	47,051
Accounts receivable	438	200
Prepaid expenses and other current assets	716	1,329
	44,821	65,675
Prepaid expenses, long-term	230	408
Property, plant and equipment, net (note 6)	1,070	1,404
Total assets	$46,121	$67,487

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	3,383	3,586
Loan payable, current portion (note 8)	700	—
	4,083	3,586
Loan payable, long-term (note 8)	6,104	—
	$10,187	$3,586

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 17,998,420 (December 31, 2016 - 17,930,590) (note 9b)	173,841	173,246
Additional paid-in capital	36,471	34,326
Accumulated deficit	(173,388)	(142,681)
Accumulated other comprehensive loss	(990)	(990)
	$35,934	$63,901
Total liabilities and shareholders’ equity	$46,121	$67,487

Collaboration agreements (note 11)
Commitments and contingencies (note 12)
Subsequent event (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration revenue (note 11)	$309	$1,767	$15,573
Royalties	2	36	4
	311	1,803	15,577
Operating expenses:
Research and development	25,573	19,828	15,152
General and administrative	7,313	6,792	9,786
	32,886	26,620	24,938
Loss from operations	(32,575)	(24,817)	(9,361)
Other income (expense):
Interest income	477	504	542
Foreign exchange gain (loss)	1,394	1,316	(6,933)
Net loss and comprehensive loss	(30,704)	(22,997)	(15,752)
Net loss per common share (note 5):
Basic	$(1.71)	$(1.48)	$(1.10)
Diluted	$(1.72)	$(1.48)	$(1.10)
Weighted-average common shares outstanding (note 5):
Basic	17,985,061	15,493,474	14,281,837
Diluted	18,001,759	15,493,474	14,281,837

The accompanying notes are an integral part of these consolidated financial statements.

XENON pharmaceuticals INC.

Consolidated Statement of Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)(1)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2014	14,181,333	$147,157	$30,346	$(103,734)	$(990)	$72,779
Net loss for the year				(15,752)		(15,752)
Stock-based compensation expense			2,077			2,077
Issued pursuant to exercise of stock options	204,003	1,477	(992)	(207)		278
Fair value adjustment upon reclassification of stock options (note 3l)			1,652			1,652
Balance as of December 31, 2015	14,385,336	$148,634	$33,083	$(119,693)	$(990)	$61,034
Net loss for the year				(22,997)		(22,997)
Issuance of common shares, net of issuance costs	3,450,000	23,832				23,832
Stock-based compensation expense			2,186			2,186
Issued pursuant to exercise of stock options	95,254	780	(657)	9		132
Fair value adjustment upon reclassification of stock options (note 3l)			(286)			(286)
Balance as of December 31, 2016	17,930,590	$173,246	$34,326	$(142,681)	$(990)	$63,901
Net loss for the year				(30,704)		(30,704)
Stock-based compensation expense			2,460			2,460
Issued pursuant to exercise of stock options	67,830	595	(415)	(3)		177
Issuance of warrants			100			100
Balance as of December 31, 2017	17,998,420	$173,841	$36,471	$(173,388)	$(990)	$35,934

(1)

December 31, 2017, our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar as described in note 3m.

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(30,704)	$(22,997)	$(15,752)
Items not involving cash:
Depreciation	649	864	1,038
Amortization of discount on term loan	11	—	—
Stock-based compensation	2,236	2,161	3,729
Unrealized foreign exchange (gain) loss	(1,474)	(1,300)	6,902
Changes in operating assets and liabilities:
Accounts receivable	(232)	121	(107)
Prepaid expenses, and other current assets	613	571	(1,214)
Prepaid expenses, long term	178	686	(1,094)
Accounts payable and accrued expenses	(3)	484	17
Deferred revenue	—	(157)	(11,622)
Net cash used in operating activities	(28,726)	(19,567)	(18,103)

Investing activities:
Purchases of property, plant and equipment	(315)	(279)	(551)
Purchase of marketable securities	(28,007)	(47,563)	—
Proceeds from marketable securities	52,616	—	10,745
Net cash provided by (used in) investing activities	24,294	(47,842)	10,194

Financing activities:
Proceeds from issuance of term loan, net of issuance costs (note 8)	6,893	—	—
Issuance of common shares pursuant to exercise of stock options	177	132	278
Issuance of common shares, net of issuance costs (note 9a)	—	23,832	—
Net cash provided by financing activities	7,070	23,964	278
Effect of exchange rate changes on cash and cash equivalents	753	1,889	(5,744)
Increase (decrease) in cash and cash equivalents	3,391	(41,556)	(13,375)
Cash and cash equivalents, beginning of year	17,095	58,651	72,026
Cash and cash equivalents, end of year	$20,486	$17,095	$58,651

Supplemental disclosures:
Interest received	$740	$341	$659
Supplemental disclosures of non-cash transactions:
Fair value of options exercised on a cashless basis	25	404	744

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.	Nature of the business:

Xenon Pharmaceuticals Inc. (the “Company”), incorporated in 1996 under the British Columbia Business Corporations Act and continued federally in 2000 under the Canada Business Corporation Act, is a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders. Building upon its extensive knowledge of human genetics and diseases caused by mutations in ion channels, known as channelopathies, the Company is advancing a novel product pipeline of central nervous system therapies to address areas of high unmet medical need, such as epilepsy and pain.

The Company has incurred significant operating losses since inception. As of December 31, 2017, the Company had an accumulated deficit of $173,388 and a $30,704 net loss for the year ended December 31, 2017. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

Until such time as the Company can generate substantial product revenue, if ever, management expects to finance the Company’s cash needs through a combination of collaboration agreements and equity or debt financings. The continuation of the research and development activities and the future commercialization of its products are dependent on the Company’s ability to successfully raise additional funds when needed. It is not possible to predict either the outcome of future research and development programs or the Company’s ability to continue to fund these programs in the future.

2.	Basis of presentation:

These consolidated financial statements are presented in U.S. dollars.

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The Company has one wholly-owned subsidiary as at December 31, 2017, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No impairment of long-lived assets was noted during the years ended December 31, 2017 and 2016.

(g)	Concentration of credit risk and of significant customers:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents were held at major financial institutions in Canada and the United States. Such deposits may be in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Collaborators whose collaboration research and development revenue accounted for 10% or more of total revenues were as follows:

	Year ended December 31,
	2017	2016	2015
Genentech	$250	$1,651	$4,563
Teva	59	116	11,010

(h)	Financial instruments and fair value:

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

The Company’s Level 1 assets include cash and cash equivalents and marketable securities with quoted prices in active markets. The carrying amount of accounts receivables, accounts payable and accrued expenses approximates fair value due to the nature and short-term of those instruments. As quoted prices for the liability classified stock options, included in the consolidated balance sheet as accounts payable and accrued expenses, are not readily available, the Company has used a Black-Scholes pricing model to estimate fair value using Level 3 inputs as defined above. The Company’s term loan, which was finalized in December 2017, bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the loan approximates fair value.

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

The Company recognizes revenue contingent upon its achievement of a milestone, in its entirety in the period the milestone is achieved, only if the milestone meets certain criteria and is considered to be substantive. Payments received upon the occurrence of milestones that are non-substantive are deferred and recognized as revenue over the estimated period of performance applicable to the associated collaborative agreement.

(j)	Research and development costs:

Research and development costs are expensed in the period incurred.

Certain development activity costs, such as pre-clinical costs, manufacturing costs and clinical trial costs, are a component of research and development costs and include fees paid to contract research organizations, investigators and other vendors who conduct certain product development activities on behalf of the Company. The amount of expenses recognized in a period related to service agreements is based on estimates of the work performed using the accrual basis of accounting. These estimates are based on patient enrollment, services provided and goods delivered, contractual terms and experience with similar contracts. The Company monitors these factors and adjusts the estimates accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

(k)	Stock-based compensation:

The Company grants stock options to employees, directors and officers pursuant to a stock option plan described in note 9c.

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

Stock option awards accounted for under Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Options (“ASC 718”) that provide for an exercise price that is not denominated in: (a) the currency of the market in which a substantial portion of the Company’s equity securities trade, (b) the currency in which the optionee’s pay is denominated, or (c) the Company’s functional currency, are classified as liabilities. Following the change in functional currency on January 1, 2015, described in (m) below, options granted to members of the Company’s board of directors and certain consultants with exercise prices denominated in Canadian dollars were subject to liability accounting, resulting in a reclassification of these awards from additional paid-in capital to liability classified stock options.

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

Stock options awards accounted for under ASC 815 - Derivatives and Hedging (“ASC 815”), that provide for an exercise price which is not denominated in the Company’s functional currency are required to be classified as liabilities. Certain stock option awards with exercise prices denominated in Canadian dollars are accounted for under ASC 815 and classified as liabilities. As of December 31, 2017, such liability classified stock options totaled $37 (2016 – $261) and are included in the consolidated balance sheet as accounts payable and accrued expenses.

Liability classified stock options are re-measured at fair value using the Black-Scholes option-pricing model at each balance sheet date until exercised or cancelled, with changes in fair value recognized as additional paid-in capital for ASC 718 awards or general and administrative stock-based compensation expense for ASC 815 awards for the period. The Black-Scholes option pricing model uses various inputs to measure fair value, including fair value of the Company’s underlying common shares at the grant date, expected term, expected volatility, risk-free interest rate and expected dividend yield of the Company’s common shares.

(m)	Foreign currency translation:

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of the Company changed to U.S. dollars from Canadian dollars on January 1, 2015 based on management’s analysis of the changes in the primary economic environment in which the Company operates. The Company’s reporting currency did not change. The change in functional currency is accounted for prospectively from January 1, 2015.

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

(n)	Income taxes:

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

Deferred tenant inducements, which include leasehold improvements paid for by the landlord and free rent, are included in the consolidated balance sheet as accounts payable and accrued expenses and recognized as a reduction of rent expense on a straight-line basis over the term of the lease.

(p)	Segment and geographic information:

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606) to clarify the principles of recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, leading to improved comparability of revenue recognition practices across entities and industries. The standard, as subsequently amended, stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2017. The Company plans to adopt the standard under the modified retrospective approach on January 1, 2018 and has identified one ongoing significant collaboration agreement with respect to revenue, the collaborative research and license agreement with Genentech, a member of the Roche Group, described in note 11b. The Company has evaluated the new guidance and does not expect a material impact on the Company’s financial statements as a result of the application of the guidance on revenue previously recognized under this agreement. In addition, application of the new guidance is also not expected to result in a material change in the amount or timing of revenues recognized, as compared to prior practice, as it relates to the milestone and royalty payments the Company is eligible to receive in future periods under this agreement.

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

For the year ended December 31, 2017, 2,172,034 stock options and warrants were excluded from the calculation of diluted net income per common share as their inclusion would be anti-dilutive. For the years ended December 31, 2016 and December 31, 2015, all stock options were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for those periods.

The following is a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss used to compute net loss per common share:
Basic	$(30,704)	$(22,997)	$(15,752)
Adjustment for change in fair value of liability classified stock options	(187)	—	—
Diluted	$(30,891)	$(22,997)	$(15,752)
Denominator:
Weighted average number of common shares:
Basic	17,985,061	15,493,474	14,281,837
Adjustment for dilutive effect of stock options	16,698	—	—
Diluted	18,001,759	15,493,474	14,281,837
Net loss per common share - basic	$(1.71)	$(1.48)	$(1.10)
Net loss per common share - diluted	$(1.72)	$(1.48)	$(1.10)

6.	Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2017	2016
Research equipment	$6,984	$6,789
Office furniture and equipment	1,043	1,045
Computer equipment	2,311	2,283
Leasehold improvements	6,370	6,370
Less: accumulated depreciation and amortization	(15,638)	(15,083)
Net book value	$1,070	$1,404

7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2017	2016
Trade payables	$1,253	$1,463
Employee compensation, benefits, and related accruals	1,017	872
Consulting and contracted research	817	1,029
Professional fees	252	93
Other	44	129
Total	$3,383	$3,586

8.	Term Loan:

On December 18, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to extend term loans to the Company with an aggregate principal amount of up to $15,000, in three tranches (the “Term Loans”). The Company borrowed an initial tranche of $7,000, with the remaining $8,000 available to be drawn in two separate tranches, at the Company’s option, subject to the achievement of certain clinical and financial milestones.

The Loan Agreement accrues interest at a floating per annum rate of 0.5% above the prime rate, and is payable monthly commencing in January 2018. The initial tranche is interest only until September 30, 2018, followed by 30 months of equal principal and interest payments, maturing on March 31, 2021. If the second tranche is advanced, then both the first and second tranches will be interest only until March 31, 2019, followed by 24 months of equal principal and interest payments, maturing on March 31, 2021. The third tranche, if advanced, will be interest only until September 30, 2019, followed by 24 months of equal principal and interest payments, maturing on September 30, 2021. In addition, the Company is required to pay a final payment fee of 6.5% of the principal amount extended on the date of repayment of the Term Loans, which is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Company may prepay all, but not less than all, of the loaned amount subject to a prepayment fee of 3.0% of the outstanding principal if prepaid prior to the first anniversary of the effective date of the Loan Agreement, 2.0% if prepaid on or after the first anniversary, but prior to the second anniversary, or 1.0%, if prepaid on or after the second anniversary but prior to the applicable maturity date. As security for its obligations under the Loan Agreement, the Company granted the Bank a first priority security interest on substantially all of the Company’s assets except its intellectual property and subject to certain other exceptions.

The Loan Agreement contains customary representations and warranties, events of default (including an event of default upon the occurrence of a material impairment on the Bank’s security interest over the collateral, and a material adverse change of the Company) and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 5.0% above the otherwise applicable interest rate.

In connection with the Loan Agreement, the Company issued a warrant to the Bank to purchase 50,411 of the Company’s common shares at a price per share of $2.43. The Bank will receive additional common shares exercisable pursuant to the warrant in connection with the second and third tranches, if and when advanced by the Bank. In no event will the number of common shares issuable pursuant to the exercise of the warrant exceed 108,023 in the aggregate. The warrant is immediately exercisable, has a 10-year term, contains a cashless exercise provision, and is classified in equity. The relative fair value of the warrant was $100.

The initial tranche proceeds of $7,000 were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrant and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The Company determined the effective interest rate on the initial tranche of the loan to be 9.25%. Amortization of the debt discount was $11 for the year ended December 31, 2017.

Interest expense was $24 for the year ended December 31, 2017.

The outstanding loan and unamortized debt discount balances are as follows:

December 31,
2017
Term loan	$7,000
Less: unamortized discount on loan	(203)
Less: current portion	(700)
Accrued portion of final payment fee	7
Loan payable, long-term	$6,104

Scheduled principal payments on outstanding debt, excluding the final payment fee of $455, as of December 31, 2017, are as follows:

2018	$700
2019	2,800
2020	2,800
2021	700
Total	$7,000

9.	Share capital:
(a)	Financing:

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

The Amended and Restated Stock Option Plan provided for the grant of options for the purchase of common shares to directors, officers, employees and consultants prior to the Company’s initial public offering (“IPO”). The options granted under the Amended and Restated Stock Option Plan vest on a graduated basis over a four-year period or less and each option’s maximum term is ten years. The Amended and Restated Stock Option Plan will continue to govern the options granted thereunder.

Under the 2014 Plan, options granted generally vest on a graduated basis over a four-year period or less. The exercise price of the options is determined by the Board but must at least be equal to the fair market value of the common shares on the date of grant. Options may be exercised over a maximum term of ten years. As of December 31, 2017, a total of 30,847 stock options remain to be granted under the 2014 Plan. The number of common shares available for issuance under the 2014 Plan was increased by 700,000 in January 2018 as approved by the Board in accordance with the terms of the 2014 Plan.

Summary of stock option activity is as follows:

	Number of	Weighted Average Exercise Price		Aggregate
	Options	CAD $	U.S. $	Intrinsic Value
Outstanding, January 1, 2015	1,484,218	4.88	4.20	15,551
Granted	529,288	18.73	14.67
Exercised	(270,254)	4.66	3.65	2,426
Forfeited, cancelled or expired	(21,780)	11.21	8.78
Outstanding, December 31, 2015	1,721,472	9.62	6.95	1,880
Granted	323,794	9.79	7.39
Exercised	(121,292)	3.67	2.77	568
Forfeited, cancelled or expired	(13,151)	14.98	11.31
Outstanding, December 31, 2016	1,910,823	9.84	7.32	4,464
Granted	620,950	8.69	6.69
Exercised(1)	(71,006)	3.72	2.86	108
Forfeited, cancelled or expired	(120,862)	9.06	6.98
Outstanding, December 31, 2017	2,339,905	9.32	7.41	159
Exercisable, December 31, 2017	1,439,301	8.91	7.08	159

(1)

During the year ended December 31, 2017, 63,425 (2016 – 47,413) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 4,405 (2016 – 47,841) common shares for the cashless exercise of 7,581 (2016 – 73,879) stock options.

The following table summarizes the stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number of Options Exercisable	Weighted Average Exercise Price
U.S. $		(years)	CAD $	U.S. $		CAD $	U.S. $
$2.12 - $2.95	227,725	5.05	2.67	2.13	226,675	2.67	2.12
$2.96 - $3.04	514,021	2.22	3.74	2.97	514,021	3.74	2.97
$3.05 - $7.44	273,400	9.36	5.25	4.18	30,515	8.73	6.94
$7.45 - $7.73	310,825	8.09	9.52	7.57	158,605	9.53	7.58
$7.74 - $8.49	458,936	8.83	10.46	8.32	52,106	9.84	7.82
$8.50 - $17.70	226,608	6.44	12.11	9.63	210,494	11.81	9.39
$17.71 - $21.82	328,390	7.21	22.34	17.77	246,885	22.34	17.77
	2,339,905	6.51	9.32	7.41	1,439,301	8.91	7.08

At December 31, 2017, there were 1,439,301 options exercisable with a weighted average remaining contractual life as at December 31, 2017 of 5.04 years.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2017 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
		CAD $	USD $
Non-vested, January 1, 2017	618,811	9.58	7.13
Granted	620,950	6.51	5.02
Vested	(274,580)	9.68	7.45
Forfeited and cancelled	(64,577)	7.46	5.74
Non-vested, December 31, 2017	900,604	7.12	5.66

The aggregate fair value of options vested during the year ended December 31, 2017 was $2,047 (2016 – $3,220, 2015 – $999).

The fair value of stock options at the date of grant is estimated using the Black-Scholes option-pricing model which requires multiple subjective inputs. The risk-free interest rate of the options is based on the U.S. Treasury yield curve in effect at the date of grant for a term similar to the expected term of the option. Prior to the Company’s IPO in November 2014, the Company’s shares did not have a readily available market; therefore, the Company lacks company-specific historical and implied volatility information. Consequently, the expected volatility of stock options was estimated based on a combination of the Company’s available historical volatility information and historical volatility analysis of peers that were similar to the Company with respect to industry, stage of life cycle, size, and financial leverage. Expected life assumptions are based on the Company’s historical data. The dividend yield is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Forfeitures are recognized as they occur.

The weighted-average option pricing assumptions are as follows:

	Years ended December 31
	2017	2016	2015
Average risk-free interest rate	2.35%	1.58%	1.75%
Expected volatility	80%	75%	75%
Average expected term (in years)	7.37	6.22	6.23
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value of options granted	$5.02	$4.94	$9.83

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive income (loss) as follows:

	Years ended December 31,
	2017	2016	2015
Research and development	$985	$874	$624
General and administrative	1,251	1,287	3,105
	$2,236	$2,161	$3,729

As of December 31, 2017, the unrecognized stock-based compensation cost related to the non-vested stock options was $4,251, which is expected to be recognized over a weighted-average period of 2.37 years.

10.	Concentrations of market risk:
(a)	Foreign currency risk:

At December 31, 2017, the Company had U.S. dollar denominated cash and cash equivalents and marketable securities of $28,028 (December 31, 2016 – $35,859) and Canadian denominated cash and cash equivalents and marketable securities of CAD$19,619 (December 31, 2016 – CAD$37,980).

The Company faces foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. The Company also holds non-U.S. dollar denominated cash and cash equivalents, marketable securities, accounts receivable and accounts payable, which are denominated in Canadian dollars.

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to the Company. The Company’s current foreign currency risk is with the Canadian dollar, as a majority of non-U.S. dollar denominated expenses are denominated in Canadian dollars and a significant portion of cash and cash equivalents and marketable securities are held in Canadian dollars. To limit the Company’s exposure to volatility in currency markets, management estimates anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchases a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, the Company does not hedge its exposure and thus assumes the risk of future gains or losses on the amounts of Canadian dollars held.

(b)	Interest Rate Risk:

At December 31, 2017, the Company had cash and cash equivalents and marketable securities of $43,667. The Company’s interest rate risk is primarily attributable to its cash and cash equivalents and marketable securities. The Company believes that it does not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of cash and cash equivalents and marketable securities. The Company does not enter into investments for trading or speculative purposes and has not used any derivative financial instruments to manage interest rate exposure.

The Company had a total outstanding loan balance of $7,000 as of December 31, 2017, of which $700 was due within 12 months. The interest rate on borrowings under the Loan Agreement with the Bank accrues at a floating per annum rate of 0.5% above the prime rate.

11.	Collaboration agreements:

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

Research and development milestones in the Company’s collaboration agreements may include the following types of events:

•	completion of pre-clinical research and development work leading to selection of product candidates;
•	initiation of Phase 1, Phase 2 or Phase 3 clinical trials; and
•	achievement of certain other scientific or development events.

Regulatory milestone payments may include the following types of events:

•	filing of regulatory applications for marketing approval in the U.S., Europe or Japan, including investigational new drug (“IND”) applications and new drug applications (“NDA”); and
•	marketing approval in a major market, such as the U.S., Europe or Japan.

Commercialization milestone payments may include payments triggered by annual product sales that achieve pre-specified thresholds.

(a)	Teva Pharmaceutical Industries Ltd. (“Teva Pharmaceutical”) collaborative development and license agreement:

In December 2012, the Company entered into a collaborative development and license agreement with Teva Pharmaceutical, through its subsidiary, Ivax International GmbH, pursuant to which the Company granted Teva Pharmaceutical an exclusive worldwide license to develop and commercialize certain products, including TV-45070 (formerly XEN402). On March 7, 2018, the Company entered into an agreement to terminate the collaborative development and license agreement, see subsequent event note 16. Under the terms of the original agreement, Teva Pharmaceutical paid the Company an upfront fee of $41,000. Teva Pharmaceutical funded all development costs with respect to the licensed products. In addition, Teva Pharmaceutical provided funding to the Company for certain of the Company’s full-time equivalents (“FTEs”) performing the research collaboration plan. The Company identified several deliverables under the agreement with Teva Pharmaceutical, including exclusive licenses to compounds and non-exclusive licenses to companion diagnostic products, a commitment to participate in a joint steering committee and research and development services to be performed by the Company on behalf of Teva Pharmaceutical. The Company concluded that the licenses did not have stand-alone value to Teva Pharmaceutical without the Company’s technical expertise and joint steering committee participation during the initial three-year period; therefore, the Company recognized the upfront payment as revenue ratably over the three-year period ended December 31, 2015.

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

Under the terms of the agreement, Genentech paid the Company an upfront fee of $10,000. Genentech provided funding to the Company for certain of the Company’s FTEs performing the research collaboration plan. The Company identified several deliverables under the agreement with Genentech, including exclusive licenses to compounds and non-exclusive licenses to diagnostic products, a commitment to participate in a joint steering committee and research and development services to be performed by the Company on behalf of Genentech. The Company concluded that the licenses did not have stand-alone value to Genentech without the Company’s technical expertise and joint steering committee participation during the initial three year period; therefore, the Company recognized the upfront payment as revenue ratably over the three-year period ended December 22, 2014.

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613,000, comprised of up to $45,500 in pre-clinical and clinical milestone payments, up to $387,500 in regulatory milestone payments, and up to $180,000 in sales-based milestone payments for multiple products and indications. In addition, the Company is eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large-molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis. The Company believes that the potential milestone payments for pre-clinical, clinical and regulatory milestones under this agreement are substantive and at risk at inception of this agreement, and, as such, expects that these future milestone payments will be recognized as revenue in the period that each milestone is achieved. In the year ended December 31, 2017, no milestone payments have been recognized (2016 – $nil; 2015 – $nil).

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

In March 2014, the Company entered into a new agreement with Genentech for pain genetics, with a focus on identifying genetic targets associated with rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. Pursuant to the terms of this agreement, any intellectual property arising out of the collaboration is jointly owned by the Company and Genentech. The Company also granted Genentech a time-limited, exclusive right of first negotiation on a target-by-target basis to form joint drug discovery collaborations. Under the terms of this agreement, Genentech paid an upfront payment of $1,500. The Company is eligible to receive additional milestone payments totaling up to $1,500.

The Company identified several deliverables under this agreement with Genentech, including non-exclusive licenses to certain intellectual property controlled by the Company, a commitment to participate in a joint steering committee and collaborative research services to be performed by the Company. The Company concluded that the licenses did not have stand-alone value to Genentech without the Company’s technical expertise and joint steering committee participation during the initial two year period; therefore, the Company recognized the upfront payment as revenue ratably over the two-year period ended March 18, 2016.

The Company believes that the potential milestone payments under this agreement are substantive and at risk at inception of this agreement, and, as such, expects that these future milestone payments will be recognized as revenue in the period that each milestone is achieved. In the year ended December 31, 2017, a $250 milestone payment has been recognized (2016 – $nil; 2015 – $250).

Pursuant to the terms of the Company’s agreement with the Memorial University of Newfoundland, the Company must pay to the Memorial University of Newfoundland certain milestone payments, a single-digit percentage of net sales for pain products the Company sells directly and a single-digit percentage of royalties received for sales of pain products by Genentech.

The following table is a summary of the revenue recognized from the Company’s collaborations for each of the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Teva:
Recognition of upfront payment	$—	$—	$10,897
Research funding	59	116	112
Genentech:
Recognition of upfront payment	—	157	725
Research funding	—	1,494	3,589
Milestone payments	250	—	250
Total collaboration revenue	$309	$1,767	$15,573

12.	Commitments and contingencies:
(a)	Lease commitments:

The Company entered into an amended lease agreement for research laboratories and office space in Burnaby, British Columbia, Canada for a 120-month term from April 1, 2012 to March 31, 2022, which included an element of free rent and tenant inducement that is amortized over the term of the lease.

Lease expense for the year ended December 31, 2017 was $1,079 (2016 – $936, 2015 – $917). Future minimum annual lease payments under existing operating lease commitments are as follows:

Year ending December 31:
2018	1,225
2019	1,227
2020	1,229
2021	1,162
2022	279
Total	$5,122
(b)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement. In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $3,000 of which was paid in the year ended December 31, 2015. Of the amounts paid by the Company in 2015 in connection with the priority access agreement, an aggregate of $2,770 has been recorded as expenses to date for services rendered, $nil has been classified as current prepaid expenses (2016 – $392) and $230 has been classified as long-term prepaid expenses (2016 – $408) for the provision of future services as at December 31, 2017.

(c)	License, manufacture and supply agreement:

In March 2017, the Company entered into a license, manufacture and supply agreement with a pharmaceutical contract manufacturing organization for the access and use of certain regulatory documents as well as for the manufacture and supply of clinical and commercial drug product to support the development of XEN007. Under the terms of the agreement, the Company paid an upfront fee of $500 CAD and will be required to pay a low single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

(d)	Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from an affiliate of Valeant Pharmaceuticals International, Inc. (“Valeant”), and the Company has assumed certain financial responsibilities under that agreement. Under the terms of the agreement, the Company paid an upfront fee of $350 and milestone payments in 2017 totaling $700, which was expensed as research and development. Future potential payments to both 1st Order and Valeant include $1,000 in clinical development milestones, up to $13,000 in regulatory milestones, and up to approximately $33,600 in sales-based and other milestones, which includes a $1,500 milestone that may be payable pre-commercially, plus a mid-to-high single-digit percentage royalty on commercial sales.

(e)	License agreement

In July 2017, the Company entered into a license agreement with a pharmaceutical company for the access and use of certain regulatory documents to support the development of XEN007. Under the terms of the agreement, the Company paid an upfront fee of $1,000, which was expensed as research and development. Future potential payments include $2,000 in clinical development milestones, up to $7,000 in regulatory milestones, plus a low-to-mid single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

(f)	Guarantees and indemnifications:

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

13.	Income taxes:

Income tax (recovery) expense varies from the amounts that would be computed by applying the expected Canadian and provincial statutory income tax rate of 26% (2016 – 26%, 2015 – 26%) to loss before income taxes as shown in the following table:

	2017	2016	2015
Computed recoveries at Canadian federal and provincial tax rates	$(8,000)	$(5,980)	$(4,095)
Change in valuation allowance	9,210	6,897	2,482
Investment tax credits earned	(1,393)	(1,500)	(1,220)
Tax attributes expired/utilized	683	617	2,851
Non-deductible expenditures	594	569	977
Financing fees in equity	—	(531)	—
Effect of tax rate increases	(1,444)	—	—
Other	350	(72)	(995)
Income tax (recovery) expense	$—	$—	$—

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	2017	2016
Deferred income tax assets
Scientific research and experimental development pool	$25,056	$22,823
Investment tax credits	22,872	22,483
Non-capital losses	13,645	7,800
Depreciable assets	5,360	4,163
Deferred financing fees	578	1,020
Other	114	126
Less - valuation allowance	(67,625)	(58,415)
Net deferred income tax assets	$—	$—

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

At December 31, 2017, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $92,799 (2016 – $87,781) with no expiry.

At December 31, 2017, the Company has $21,066 (2016 – $20,160) of investment tax credits available to offset federal taxes payable and $7,560 (2016 – $7,624) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2017, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $50,536 (2016 – $29,999).

The investment tax credits and loss carry forwards expire over various years to 2037.

As of December 31, 2017, the total amount of the Company’s unrecognized tax benefits of uncertain tax positions were $6,350 (2016 – $6,350). If recognized in future periods, the unrecognized tax benefits would affect the Company’s effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties have not been accrued at December 31, 2017 as none would be owing on the unrecognized tax benefits due to the availability of non-capital losses to shelter any potential taxable income arising thereon.

The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2002 to 2016 remain subject to Canadian income tax examinations.

14.	Related Parties:

Dr. August J. Troendle, an officer and director of Medpace, which provides clinical development services to the Company, was a beneficial owner of more than 5% of the Company’s common shares during a portion of 2016. The Company incurred $3,097 of clinical development service fees under its priority access agreement and a master services agreement with Medpace for the year ended December 31, 2016 (2015 – $922). Additionally, the Company has recorded $1,010 of prepaid expenses as of December 31, 2016 (December 31, 2015 – $2,314) for future clinical development services under such agreements with Medpace.

15.	Selected quarterly consolidated financial data (unaudited):

The following table presents certain unaudited quarterly consolidated financial information for the years ended December 31, 2017 and 2016 (in thousands of U.S. dollars except per share amounts). This information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$16	$15	$264	$16
Loss from operations	(7,987)	(7,893)	(8,644)	(8,051)
Net loss	(7,517)	(7,380)	(7,742)	(8,065)
Basic net loss per common share	$(0.42)	$(0.41)	$(0.43)	$(0.45)
Diluted net loss per common share	$(0.43)	$(0.41)	$(0.43)	$(0.45)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$601	$413	$413	$376
Loss from operations	(5,658)	(6,366)	(7,331)	(5,462)
Net loss	(3,263)	(6,016)	(7,714)	(6,004)
Basic and diluted net loss per common share	$(0.23)	$(0.42)	$(0.51)	$(0.34)

16.	Subsequent event:

On March 7, 2018, the Company and Teva Pharmaceuticals International GmbH and Teva Canada Limited (together “Teva”), entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended.

Pursuant to the termination agreement and subject to receipt by us of an order from the Ontario Securities Commission (“OSC”), Teva has agreed to transfer and assign 1,000,000 common shares of the Company held by Teva Canada Limited to the Company for cancellation. Teva will also return, license or assign to the Company certain intellectual property including certain patent rights. The termination agreement requires the Company to pay a low single-digit percentage royalty to Teva based on net sales of approved products, if any, resulting from any continued development and commercialization of TV-45070 by the Company during the period that assigned or licensed patents cover such products. Teva will also transfer regulatory filings related to TV-45070 to the Company.

The termination agreement will become effective on the date specified by the Company in a written notice to Teva. The effective date will be after the date that the Company receives the OSC order granting the Company exemptive relief from the requirements related to issuer bids under applicable Canadian securities laws in connection with the transfer and assignment to the Company by Teva Canada of the 1,000,000 common shares and not earlier than 10 business days from the date that a press release announcing the termination agreement is issued by the Company. The Company has made an application to the OSC for the OSC order and expects the effective date to be on or about March 22, 2018.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2017. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have a written code of conduct that applies to all of our directors, officers and employees. A copy of the most up-to-date version of our code of conduct is available within the “Investors” section on our company website located at http://www.xenon-pharma.com and on SEDAR at www.sedar.com.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Amended and Restated Investor Rights Agreement, dated December 6, 2006, by and among the Company and the investors listed on Exhibit A and Exhibit B thereto, as amended.	S-1/A	333-198666	4.2	October 6, 2014

4.3	Warrant to Purchase Shares, dated December 18, 2017, by and between Xenon Pharmaceuticals Inc. and Silicon Valley Bank	8-K	001-36687	4.1	December 18, 2017

10.1†	Exclusive Collaborative Research and Option Agreement, dated June 10, 2009, by and between the Company and Merck Sharp & Dohme Research Ltd, as amended.	S-1/A	333-198666	10.1	October 6, 2014

10.2†	Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	S-1/A	333-198666	10.3	October 6, 2014

10.3†	Collaborative Development and License Agreement, dated December 7, 2012, by and between the Company and Ivax International GmbH, as amended.	S-1/A	333-198666	10.4	October 6, 2014

10.4#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.5#	2014 Equity Incentive Plan.	S-1	333-198666	10.8	September 10, 2014

10.5A#	Form of Share Option Agreement, as amended, under the 2014 Equity Incentive Plan.	10-K	001-36687	10.8A	March 8, 2017

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.6#	Offer Letter, dated October 3, 2014, by and between the Company and Simon Pimstone.	S-1/A	333-198666	10.9	October 6, 2014

10.7#	Offer Letter, dated October 3, 2014, by and between the Company and Paul Goldberg.	S-1/A	333-198666	10.10	October 6, 2014

10.8#	Offer Letter, dated October 3, 2014, by and between the Company and Ian Mortimer.	S-1/A	333-198666	10.11	October 6, 2014

10.9#	Offer Letter, dated October 3, 2014, by and between the Company and Robin Sherrington.	S-1/A	333-198666	10.13	October 6, 2014

10.10	Lease, dated as of 2001, by and between the Company and Discovery Parks Incorporated, as amended through July 1, 2014.	S-1	333-198666	10.14	September 10, 2014

10.11#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.12†	Amendment #4, dated May 13, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	August 13, 2015

10.13	Lease Modification Agreement, effective July 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-Q	001-36687	10.1	November 10, 2015

10.14	Lease Modification Agreement, effective December 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-K	001-36687	10.19	March 8, 2016

10.15†	Amendment #5, dated November 19, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-K	001-36687	10.20	March 8, 2016

10.16†	Amendment #6, dated March 9, 2016, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	May 10, 2016

10.17#	Offer letter, effective January 1, 2017, by and between Xenon Pharmaceuticals USA Inc. and James Empfield.	10-K	001-36687	10.20	March 8, 2017

10.18†	Letter Agreement to Amendment #4, dated May 8, 2017, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	August 3, 2017

10.19†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.	10-Q	001-36687	10.2	August 3, 2017

10.20	Loan and Security Agreement, dated December 18, 2017, by and among Xenon Pharmaceuticals Inc., Xenon Pharmaceuticals USA Inc. and Silicon Valley Bank	8-K	001-36687	10.1	December 18, 2017

21.1	List of Subsidiaries of the Company.	10-K	001-36687	21.1	March 8, 2017

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

Dated: March 7, 2018	XENON PHARMACEUTICALS INC.
	By:	/s/ Simon Pimstone
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

Signature	Title	Date
/s/ Simon Pimstone Simon Pimstone	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2018
/s/ Ian Mortimer Ian Mortimer	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 7, 2018
/s/ Michael Tarnow Michael Tarnow	Chair of the Board of Directors	March 7, 2018
/s/ Mohammad Azab Mohammad Azab	Director	March 7, 2018
/s/ Steven Gannon Steven Gannon	Director	March 7, 2018
/s/ Michael Hayden Michael Hayden	Director	March 7, 2018
/s/ Frank Holler Frank Holler	Director	March 7, 2018
/s/ Gary Patou Gary Patou	Director	March 7, 2018
/s/ Richard Scheller Richard Scheller	Director	March 7, 2018
/s/ Dawn Svoronos Dawn Svoronos	Director	March 7, 2018