Form 10-Q
period 2018-03-31
Xenon Pharmaceuticals Inc.
filed 2018-05-08
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2018, the registrant had 14,172,188 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Xenon,” and “the Company” refer to Xenon Pharmaceuticals Inc. and its subsidiary. “Xenon” and the Xenon logo are the property of Xenon Pharmaceuticals Inc. and are registered in the United States and used or registered in various other jurisdictions. This report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$17,200	$20,486
Marketable securities	17,878	23,181
Accounts receivable	432	438
Prepaid expenses and other current assets	1,151	716
	36,661	44,821
Prepaid expenses, long term	—	230
Property, plant and equipment, net	1,101	1,070
Total assets	$37,762	$46,121

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	2,388	3,383
Loan payable, current portion (note 8)	1,400	700
	3,788	4,083
Loan payable, long-term (note 8)	5,476	6,104
	$9,264	$10,187

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 2,868,000 (December 31, 2017 - nil) (note 9a)	21,825	—
Common shares, without par value; unlimited shares authorized; issued and outstanding: 14,171,301 (December 31, 2017 - 17,998,420) (notes 9a and b)	147,887	173,841
Additional paid-in capital	36,919	36,471
Accumulated deficit	(177,143)	(173,388)
Accumulated other comprehensive loss	(990)	(990)
	$28,498	$35,934
Total liabilities and shareholders’ equity	$37,762	$46,121

Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Collaboration revenue	$—	$16

Operating expenses:
Research and development	5,580	5,903
General and administrative	2,238	2,100
	7,818	8,003
Loss from operations	(7,818)	(7,987)
Other income (expense):
Interest income	108	149
Interest expense	(159)	—
Foreign exchange gain (loss)	(284)	321
Gain on termination of collaboration agreement (note 9b)	4,398	—
Net loss and comprehensive loss	(3,755)	(7,517)
Net loss attributable to preferred shareholders	(33)	—
Net loss attributable to common shareholders	$(3,722)	$(7,517)
Net loss per common share (note 5):
Basic	$(0.21)	$(0.42)
Diluted	$(0.21)	$(0.43)
Weighted-average common shares outstanding (note 5):
Basic	17,804,421	17,946,209
Diluted	17,804,421	17,974,469

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	—	$—	17,930,590	$173,246	$34,326	$(142,681)	$(990)	$63,901
Net loss for the year						(30,704)		(30,704)
Stock-based compensation expense					2,460			2,460
Issued pursuant to exercise of stock options			67,830	595	(415)	(3)		177
Issuance of warrants					100			100
Balance as of December 31, 2017	—	$—	17,998,420	$173,841	$36,471	$(173,388)	$(990)	$35,934
Net loss for the period						(3,755)		(3,755)
Issued (cancelled) pursuant to exchange agreement (note 9a)	2,868,000	21,825	(2,868,000)	(21,825)				—
Cancelled pursuant to termination of collaboration agreement (note 9b)			(1,000,000)	(4,470)				(4,470)
Stock-based compensation expense					670			670
Issued pursuant to exercise of stock options			40,881	341	(222)			119
Balance as of March 31, 2018	2,868,000	$21,825	14,171,301	$147,887	$36,919	$(177,143)	$(990)	$28,498
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(3,755)	$(7,517)
Items not involving cash:
Depreciation	150	165
Amortization of discount on term loan	72	—
Stock-based compensation	663	478
Unrealized foreign exchange (gain) loss	267	(326)
Gain on termination of collaboration agreement (note 9b)	(4,398)	—
Changes in operating assets and liabilities:
Accounts receivable	3	11
Prepaid expenses, and other current assets	(435)	404
Prepaid expenses, long term	230	139
Accounts payable and accrued expenses	(1,016)	186
Net cash used in operating activities	(8,219)	(6,460)

Investing activities:
Purchases of property, plant and equipment	(181)	(137)
Purchase of marketable securities	(8,148)	—
Proceeds from marketable securities	13,306	9,384
Net cash provided by investing activities	4,977	9,247

Financing activities:
Issuance of common shares pursuant to exercise of stock options	119	174
Net cash provided by financing activities	119	174
Effect of exchange rate changes on cash and cash equivalents	(163)	104
Increase (decrease) in cash and cash equivalents	(3,286)	3,065
Cash and cash equivalents, beginning of period	20,486	17,095
Cash and cash equivalents, end of period	$17,200	$20,160

Supplemental disclosures:
Interest paid	$71	$—
Interest received	141	55
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	176	19
Issuance of preferred shares in exchange for common shares (note 9a)	21,825	—
Termination of Teva agreement through cancellation of common shares (note 9b)	4,470	—

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

The Company has incurred significant operating losses since inception. As of March 31, 2018, the Company had an accumulated deficit of $177,143 and a $3,755 net loss for the three months ended March 31, 2018. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

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

The Company has one wholly-owned subsidiary as at March 31, 2018, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

These unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017 and included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on March 7, 2018.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the policy described in note 3 below.

3.	Changes in significant accounting policies:

The new revenue standard (Accounting Standards Codification “ASC" 606) became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting the new revenue standard on contracts in process is recognized by an adjustment to retained earnings at the effective date. The adoption of the new revenue standard did not change the Company’s recognized revenue under its one ongoing significant collaborative research and license agreement with Genentech, a member of the Roche Group, described in note 11b to the audited consolidated financial statements of the Company included in the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017 and no cumulative effect adjustment was required.

The new guidance in ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under a five-step model: (1) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

The Company generates revenue primarily through collaboration agreements. Such agreements may require the Company to deliver various rights and/or services, including intellectual property rights or licenses and research and development services. Under such collaboration agreements, the Company is generally eligible to receive non-refundable upfront payments, funding for research and development services, milestone payments, and royalties.

In contracts where the Company has more than one performance obligation to provide its customer with goods or services, each performance obligation is evaluated to determine whether it is distinct based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each deliverable reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if selling price on a stand-alone basis is not available.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred to the customer for the related goods or services. Consideration associated with at-risk substantive performance milestones, including sales-based milestones, is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Sales-based royalties received in connection with licenses of intellectual property are subject to a specific exception in the revenue standards, whereby the consideration is not included in the transaction price and recognized in revenue until the customer’s subsequent sales or usages occur.

4.	Future changes in accounting policies:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities. The update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

5.	Net income (loss) per common and preferred share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes the convertible preferred shares as a separate class. The preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period.

The treasury stock method is used to compute the dilutive effect of the Company’s stock options and warrants. Under this method, the incremental number of common shares used in computing diluted net income (loss) per common share is the difference between the number of common shares assumed issued and purchased using assumed proceeds.

The if-converted method is used to compute the dilutive effect of the Company’s convertible preferred shares. Under the if-converted method, dividends on the preferred shares, if applicable, are added back to earnings attributable to common shareholders, and the preferred shares and paid-in kind dividends are assumed to have been converted at the share price applicable at the end of the period. The if-converted method is applied only if the effect is dilutive.

For the three months ended March 31, 2018, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period. For the three months ended March 31, 2017, 1,943,508 stock options were excluded from the calculation of diluted net loss per common share as their inclusion would be anti-dilutive.

The following table sets out the computation of basic and diluted net loss per common and preferred share:

	Three Months Ended March 31,
	2018		2017
Numerator:	Common Shares	Preferred Shares	Common Shares	Preferred Shares
Allocation of loss attributed to shareholders
Basic	$(3,722)	$(33)	$(7,517)	$—
Adjustment for change in fair value of liability classified stock options	—	—	(133)	—
Diluted	$(3,722)	$(33)	$(7,650)	$—
Denominator:
Weighted average number of shares:
Basic	17,804,421	159,333	17,946,209	—
Adjustment for dilutive effect of stock options	—	—	28,260	—
Diluted	17,804,421	159,333	17,974,469	—
Net loss attributable to shareholders per share - basic	$(0.21)	$(0.21)	$(0.42)	$—
Net loss attributable to shareholders per share - diluted	$(0.21)	$(0.21)	$(0.43)	$—
6.	Fair value of financial instruments:

Certain financial instruments and other items are measured at fair value.

To determine the fair value, the Company uses the fair value hierarchy for inputs used to measure fair value of financial assets and liabilities. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 (highest priority), Level 2, and Level 3 (lowest priority).

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

The Company’s Level 1 assets include cash and cash equivalents and marketable securities with quoted prices in active markets. The carrying amount of accounts receivables, accounts payable and accrued expenses approximates fair value due to the nature and short-term of those instruments. The Company’s term loan bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the loan approximates fair value.

7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2018	2017
Trade payables	$473	$1,253
Employee compensation, benefits, and related accruals	573	1,017
Consulting and contracted research	1,026	817
Professional fees	253	252
Other	63	44
Total	$2,388	$3,383

8.	Term Loan:

At March 31, 2018, the Company determined the effective interest rate on the initial tranche of its loan with Silicon Valley Bank (the “Bank”) to be 9.48% (December 31, 2017 - 9.25%). Amortization of the debt discount was $72 for the three months ended March 31, 2018. Interest payments are made monthly.

Interest expense was $159 for the three months ended March 31, 2018.

The outstanding loan and unamortized debt discount balances are as follows:

March 31,
2018
Term loan	$7,000
Less: unamortized discount on loan	(177)
Less: current portion	(1,400)
Accrued portion of final payment fee	53
Loan payable, long-term	$5,476

Scheduled principal payments on outstanding debt, excluding the final payment fee of $455, as of March 31, 2018, are as follows:

2018	$700
2019	2,800
2020	2,800
2021	700
Total	$7,000

The loan agreement contains affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. The Company is in compliance with these covenants at March 31, 2018.

At March 31, 2018, the Company has a warrant outstanding to the Bank to purchase 50,411 of the Company’s common shares at a price per share of $2.43.

9.	Share Capital:
(a)	Exchange agreement with certain funds affiliated with BVF Partners L.P. (collectively, “BVF”):

On March 23, 2018, the Company and BVF entered into an exchange agreement pursuant to which the Company issued to BVF 2,868,000 Series 1 Preferred Shares in exchange for 2,868,000 common shares which were subsequently cancelled by the Company on the closing date of March 27, 2018.

The Company filed articles of amendment creating an unlimited number of Series 1 Preferred Shares. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”). The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to the Company which will be effective 61 days after delivery of such notice. Each Series 1 Preferred Share is also convertible into one common share at any time at the Company’s option without payment of additional consideration, provided that prior to any such conversion, the holder, together with its affiliates, beneficially owns less than 5.00% of the total number of common shares issued and outstanding and such conversion will not result in the holder, together with its affiliates, beneficially holding more than  5.00% of the total number of common shares issued and outstanding immediately after giving effect to such conversion. In the event of a change of control, holders of Series 1 Preferred Shares shall be issued one common share for each outstanding Series 1 Preferred Share held immediately prior to the change of control (without regard to the Beneficial Ownership Limitation), and following such conversion, will be entitled to receive the same kind and amount of securities, cash or property that a holder of common shares is entitled to receive in connection with such change of control.

The Series 1 Preferred Shares rank equally to the common shares in the event of liquidation, dissolution or winding up or other distribution of the assets of the Company among its shareholders and the holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. Any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities of the Company. Holders of Series 1 Preferred Shares are entitled to receive dividends (without regard to the Beneficial Ownership Limitation) on the same basis as the holders of common shares. The Company may not redeem the Series 1 Preferred Shares.

The Company recorded the issuance of Series 1 Preferred Shares and corresponding cancellation of common shares at $7.61 per share, the estimated weighted average cost at which BVF acquired the common shares. The Series 1 Preferred Shares are recorded wholly as equity under ASC 480, with no bifurcation of conversion feature from the host contract, given that the Series 1 Preferred Shares cannot be cash settled and have no redemption features.

(b)	Termination of collaboration agreement with Teva Pharmaceuticals International GmbH and Teva Canada Limited (together, “Teva”):

On March 7, 2018, the Company and Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended, which subsequently closed on March 27, 2018. In connection with the termination, Teva returned and the Company cancelled 1,000,000 common shares that were owned by Teva. Pursuant to the terms of the termination agreement, Teva also agreed to return, license or assign to the Company certain intellectual property, including certain patent rights and will transfer regulatory filings related to TV-45070 to the Company. The termination agreement requires the Company to pay a low single-digit percentage royalty to Teva based on net sales of approved products, if any, resulting from any continued development and commercialization of TV-45070 by the Company during the period that assigned or licensed patents cover such products. To date, no such sales have occurred.

The Company recorded a gain on the termination of the collaboration agreement of $4,398, net of direct costs incurred in connection with the termination and cancellation of 1,000,000 common shares, based on the estimated fair value represented by the market price of the common shares prior to the closing of the transaction.

(c)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended March 31,
	2018	2017
Outstanding, beginning of period	2,339,905	1,910,823
Granted	563,700	416,750
Exercised(1)	(84,668)	(67,921)
Forfeited, cancelled or expired	(22,996)	(1,415)
Outstanding, end of period	2,795,941	2,258,237
Exercisable, end of period	1,505,459	1,293,367

(1)

During the three months ended March 31, 2018, 13,374 stock options were exercised for the same number of common shares for cash (three months ended March 31, 2017 – 62,397). In the same period, the Company issued 27,507 common shares (three months ended March 31, 2017 – 3,693) for the cashless exercise of 71,294 stock options (three months ended March 31, 2017 – 5,524).

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Average risk-free interest rate	2.77%	2.44%
Expected volatility	75%	81%
Average expected term (in years)	7.36	7.47
Expected dividend yield	0%	0%
Weighted average fair value of stock options granted	$3.41	$6.34

10.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

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

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from an affiliate of Valeant Pharmaceuticals International, Inc. (“Valeant”), and the Company has assumed certain financial responsibilities under that agreement. Under the terms of the agreement, the Company paid an upfront fee of $350 and milestone payments in 2017 totaling $700, which were expensed as research and development. Future potential payments to both 1st Order and Valeant include $1,000 in clinical development milestones, up to $13,000 in regulatory milestones, and up to approximately $33,600 in sales-based and other milestones, which includes a $1,500 milestone that may be payable pre-commercially, plus a mid-to-high single-digit percentage royalty on commercial sales.

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

11.	Related Parties:
(a)	Exchange agreement with BVF:

On March 23, 2018, the Company and BVF entered into an exchange agreement pursuant to which the Company issued 2,868,000 Series 1 Preferred Shares in exchange for 2,868,000 common shares which were subsequently cancelled by the Company. Prior to the closing of the transactions contemplated in the exchange agreement on March 27, 2018, BVF held a number of common shares representing approximately 19.9% of the Company’s then outstanding common shares. For additional information regarding the Series 1 Preferred Shares, refer to note 9a.

(b)	Termination of collaboration agreement with Teva:

On March 7, 2018, the Company and Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended, which subsequently closed on March 27, 2018. In connection with the closing, the Company cancelled 1,000,000 common shares that were owned by Teva. Prior to the share cancellation, Teva owned more than 5% of the Company’s outstanding common shares. For additional information regarding the termination agreement and the share cancellation, refer to note 9b.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 7, 2018 and with the securities commissions in British Columbia, Alberta and Ontario on March 7, 2018.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our ability to advance XEN007 and potentially other future product candidates directly into Phase 2 or later stage clinical trials;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to discover genes and drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Our clinical development pipeline includes:

•

XEN1101 is a Kv7 potassium channel opener being developed for the treatment of epilepsy including: treatment-resistant adult and pediatric focal seizures; rare, pediatric forms of epilepsy, such as EIEE7, an early infantile epileptic encephalopathy associated with mutations in the KCNQ2 gene that cause loss-of-function in the Kv7.2 potassium channel; and potentially other neurological disorders. In October 2017, following acceptance of our clinical trial application, or CTA, for XEN1101 by the Medicines & Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of both single ascending doses, or SAD, and multiple ascending doses, or MAD, of XEN1101 in healthy subjects. The XEN1101 Phase 1 clinical trial includes a pharmacodynamic biomarker read-out from a transcranial magnetic stimulation, or TMS, study, designed to assess XEN1101’s ability and potency to modulate cortical excitability, thereby demonstrating activity in the target CNS tissue. We have completed a Phase 1a pilot TMS study in 8 healthy subjects and have now begun a double-blind, placebo-controlled, randomized cross-over Phase 1b TMS study in approximately 15 healthy subjects. We expect to present interim Phase 1 results at the 14th EILAT Conference on New Antiepileptic Drugs and Devices to be held in Madrid, Spain on May 15, 2018. The release of the complete Phase 1 results, including the Phase 1b TMS data, is anticipated in the second half of 2018. We anticipate initiating a Phase 2 clinical trial evaluating XEN1101 as a treatment for adult focal seizures by year end. We also intend to explore a parallel plan to advance XEN1101 into rare, pediatric forms of epilepsy as soon as feasible thereafter;

•

XEN901 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy including treatment resistant adult and pediatric focal seizures, as well as rare, pediatric forms of epilepsy, such as EIEE13, an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. In February 2018, following acceptance of our CTA for XEN901 by the MHRA in the United Kingdom, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate XEN901’s safety, tolerability and pharmacokinetics in both SAD and MAD cohorts of approximately 64 healthy subjects in total. We expect to present an update on XEN901, including pre-clinical data, at the 14th EILAT Conference on New Antiepileptic Drugs and Devices to be held in Madrid, Spain on May 15, 2018. Upon completion of the Phase 1 clinical trial, a read-out of results is anticipated in the second half of 2018, followed by a Phase 2 trial evaluating XEN901’s efficacy as a treatment for adult focal seizures. We also intend to pursue a parallel plan to advance XEN901 into rare, pediatric forms of epilepsy as soon as feasible thereafter;

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

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For the three months ended March 31, 2018, we recognized no revenue. This compares to $0.02 million for the three months ended March 31, 2017, consisting primarily of funding from our collaborators.

We had a net loss of $3.8 million for the three months ended March 31, 2018 and an accumulated deficit of $177.1 million as of March 31, 2018, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations and we do not expect to have sustained profitability for the foreseeable future.

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

Recent Developments

On March 27, 2018, we closed a transaction with certain funds affiliated with BVF Partners L.P., collectively referred to as BVF, to allow for a one-for-one exchange of our common shares for Series 1 Preferred Shares. BVF, an existing shareholder, held a number of our common shares, representing approximately 19.9% of our outstanding common shares prior to closing. Pursuant to the exchange agreement, BVF exchanged an aggregate of 2,868,000 common shares for 2,868,000 Series 1 Preferred Shares. For additional information, please refer to our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 28, 2018.

Subsequently, also on March 27, 2018, we closed a transaction with Teva Pharmaceuticals International GmbH, along with Teva Canada Limited, collectively referred to as Teva, to terminate by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended. In connection with the closing of such transaction, we cancelled 1,000,000 of our common shares that were owned by Teva. Teva also agreed to return, license or assign to us certain intellectual property, including certain patent rights and will transfer regulatory filings related to TV-45070 to us. The termination agreement requires us to pay a low single-digit percentage royalty to Teva based on net sales of approved products, if any, resulting from any continued development and commercialization of TV-45070 by us during the period that assigned or licensed patents cover such products. For additional information, please refer to our Current Reports on Form 8-K, filed with the SEC and the Canadian Securities Commissions on March 7, 2018 and March 28, 2018.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. We have not generated any significant royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever.

For the three months ended March 31, 2018 and 2017, we did not recognize significant revenue from our collaboration agreements.

As our other internal and partnered products are in various stages of clinical and pre-clinical development, we do not expect to generate any revenue from product sales for at least the next several years. We expect that any revenue for the next several years will be derived from milestone payments under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

As of March 31, 2018, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$5,580	$5,903
General and administrative	2,238	2,100
Total operating expenses	$7,818	$8,003

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

Interest Expense. In December 2017, we entered into a Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank, or the Bank, whereby we borrowed an initial tranche of $7.0 million which accrues interest at a floating per annum rate of 0.5% above the prime rate, payable monthly commencing in January 2018. We expect to pay interest through the maturity of the initial tranche on March 31, 2021.

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

Gain on Termination of Collaboration Agreement. In March 2018, we entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended, with Teva. We recorded a one-time gain on the termination of the collaboration agreement, net of direct costs incurred in connection with the termination and cancellation of 1,000,000 of our common shares.

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

During the three months ended March 31, 2018, we had the following change in our critical accounting policies:

Revenue Recognition: Revenue recognition is a critical accounting estimate due to the magnitude and nature of the revenues we receive. We adopted the new revenue standard (Accounting Standards Codification, or ASC, 606), effective January 1, 2018, using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting the new revenue standard on contracts in process is recognized by an adjustment to retained earnings at the effective date. The adoption of the new revenue standard did not change our recognized revenue under our one ongoing significant collaborative research and license agreement with Genentech, a member of the Roche Group, described in note 11b to our audited consolidated financial statements included in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017 and no cumulative effect adjustment was required.

Our primary sources of revenue have been derived from non-refundable upfront payments, funding for research and development services, milestone payments, and royalties under various collaboration agreements.

In contracts where we have more than one performance obligation to provide our customer with goods or services, each performance obligation is evaluated to determine whether it is distinct. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if selling price on a stand-alone basis is not available.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred to our customer for the related goods or services. Consideration associated with at-risk substantive performance milestones, including sales-based milestones, is recognized as revenue when we determine it is probable that a significant reversal of the cumulative revenue recognized will not occur. Sales-based royalties received in connection with licenses of intellectual property are subject to a specific exception in the revenue standards, whereby the consideration is not included in the transaction price and recognized in revenue until the customer’s subsequent sales or usages occur.

There have been no other significant or material changes in our critical accounting policies and significant judgements and estimates during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2017 Annual Report on Form 10-K filed with the SEC and with the Canadian Securities Commissions on March 7, 2018. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three months ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)
Collaboration revenue	$—	$16	$(16)
Research and development expenses	5,580	5,903	(323)
General and administrative expenses	2,238	2,100	138
Other:
Interest income	108	149	(41)
Interest expense	(159)	—	(159)
Foreign exchange gain (loss)	(284)	321	(605)
Gain on termination of collaboration agreement	4,398	—	4,398
Net loss	$(3,755)	$(7,517)	$3,762

Revenue

We did not recognize any revenue for the three months ended March 31, 2018 compared to $0.02 million for the three months ended March 31, 2017. The decrease as compared to the same period in 2017 was due to the expiration of full-time equivalent funding from Teva at the end of 2017 as we shifted resources from supporting our collaborations to our proprietary programs.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)
Collaboration expenses	$—	$70	$(70)
XEN801 expenses	—	1,449	(1,449)
XEN901 and Nav1.6 pre-clinical and discovery expenses	2,837	2,514	323
XEN1101 expenses	1,762	—	1,762
Pre-clinical, discovery and other program expenses	981	1,870	(889)
Total research and development expenses	$5,580	$5,903	$(323)

Research and development expenses were $5.6 million for the three months ended March 31, 2018 compared to $5.9 million for the three months ended March 31, 2017. The decrease of $0.3 million was primarily attributable to decreased spending on XEN801, a product candidate which is no longer being developed, and a decrease in pre-clinical, discovery and other internal program expenses. This decrease was partially offset by increased spending on our XEN1101 product candidate which was acquired in April 2017, our XEN901 product candidate and pre-clinical and discovery expenses supporting our Nav1.6 program.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)
General and administrative expenses	$2,238	$2,100	$138

General and administrative expenses were $2.2 million for the three months ended March 31, 2018 and did not change significantly as compared to $2.1 million for the three months ended March 31, 2017.

Other Income (Expense)

The following table summarizes our other income for the three months ended March 31, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)
Other income:	$4,063	$470	$3,593

Other income was $4.1 million for the three months ended March 31, 2018, compared to $0.5 million for the three months ended March 31, 2017. The increase in other income was primarily driven by a $4.4 million gain on the termination of the collaboration agreement with Teva, partially offset by a change in foreign exchange gains and losses arising largely from the translation of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars. We recorded a foreign exchange loss of $0.3 million as compared to a gain of $0.3 million during the three months ended March 31, 2018 and 2017 due to a 3% decrease and 1% increase in the value of the Canadian dollar, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and government funding. As of March 31, 2018, we had cash and cash equivalents and marketable securities of $35.1 million. In December 2017, we entered into a Loan Agreement with the Bank, for a term loan of up to $15.0 million. The initial tranche of $7.0 million was funded in December 2017.

We have incurred significant operating losses since inception. We had a $3.8 million net loss for the three months ended March 31, 2018 and an accumulated deficit of $177.1 million from inception through March 31, 2018. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., Valeant Pharmaceuticals International, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, in May 2018, we entered into an at-the-market equity offering sales agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell our common shares having aggregate sales proceeds of up to $30.0 million, from time to time, through an “at the market” equity offering program under which Stifel will act as sales agent. Except for any obligations of our collaborators to make milestone payments under our agreements with them and additional borrowings under our Loan Agreement that may become available upon achievement of certain clinical and financial milestones, we do not have any committed external sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration agreements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(8,219)	$(6,460)
Net cash provided by investing activities	4,977	9,247
Net cash provided by financing activities	119	174

Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities totaled $8.2 million, compared to $6.5 million for the same period in 2017. The increase in cash used in operating activities was primarily related to changes in working capital.

Investing Activities

For the three months ended March 31, 2018, net cash provided by investing activities totaled $5.0 million, compared to $9.2 million for the same period in 2017. The change was driven by the maturity of marketable securities, net of purchases in the three months ended March 31, 2018 as compared to the maturity of marketable securities in the same period in 2017.

Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities did not change significantly as compared to the same period in 2017 and consisted exclusively of proceeds from the issuance of common shares from the exercise of stock options for both periods.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2017 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 8, 2017.

As of March 31, 2018, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

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

Outstanding Share Data

As of May 4, 2018, we had 14,172,188 common shares issued and outstanding and outstanding stock options to purchase an additional 2,790,872 common shares. In addition, we had 2,868,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 9a to our consolidated financial statements included in Part I, Item 1 of this report.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities. The update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a majority of our non-U.S. dollar denominated expenses are denominated in Canadian dollars and a significant portion of our cash and cash equivalents and marketable securities are held in Canadian dollars. To limit our exposure to volatility in currency markets, we estimate our anticipated expenses that will be denominated in Canadian and U.S. dollars and then purchase a corresponding amount of Canadian or U.S. dollars at the current spot rate. Once these estimated expense amounts are acquired, we do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At March 31, 2018, we held cash and cash equivalents and marketable securities of $11.1 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $1.1 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $35.1 million as of March 31, 2018. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities.

In addition, we had an outstanding balance of $7.0 million under our Loan Agreement as of March 31, 2018, of which $1.4 million was due within 12 months. The interest rate on borrowings under the Loan Agreement with the Bank accrues at a floating per annum rate of 0.5% above the prime rate. A 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $3.8 million for the three months ended March 31, 2018 and an accumulated deficit of $177.1 million as of March 31, 2018, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the three months ended March 31, 2018, we incurred approximately $5.6 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

Borrowings under this loan and security agreement are secured by substantially all of our assets except intellectual property and subject to certain other exceptions. The loan and security agreement restricts our ability, among other things, to:

•	sell, transfer or otherwise dispose of any of our business assets or property, subject to limited exceptions;
•	make material changes to our business;
•	enter into transactions resulting in significant changes to the voting control of our stock;
•	make certain changes to our organizational structure;
•	consolidate or merge with other entities or acquire other entities;
•	incur additional indebtedness or create encumbrances on our assets;

•	pay dividends, other than dividends paid solely in our common shares, or make distributions on and, in certain cases, repurchase our capital stock;
•	enter into certain transactions with our affiliates;
•	repay subordinated indebtedness; or
•	make certain investments.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, we have a Sales Agreement in place with Stifel to sell up to $30.0 million of our common shares, from time to time, through an “at the market” equity offering program under which Stifel will act as sales agent. In December 2017, we entered into a loan and security agreement with Silicon Valley Bank, which is secured by substantially all of our assets except intellectual property, and requires us to comply with various affirmative and negative covenants. The incurrence of additional indebtedness would result in increased fixed payment obligations and, potentially, the imposition of additional restrictive covenants. Such additional covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of March 31, 2018, approximately 32% of our cash and cash equivalents and marketable securities was denominated in Canadian dollars. Historically, a significant portion of our operating expenses have been in Canadian dollars and the majority of our revenue has been in U.S. dollars.

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

Our drug discovery efforts may initially show promise in identifying additional potential product candidates yet fail to yield viable product candidates for clinical development or commercialization. Such failure may occur for many reasons, including the following: any product candidate may, on further study, be shown to have serious or unexpected side effects or other characteristics that indicate it is unlikely to be safe or otherwise does not meet applicable regulatory criteria; and any product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all.

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

We could experience difficulties attracting and retaining qualified employees as competition for qualified personnel in the biotechnology and pharmaceutical field is intense. We are highly dependent upon our senior management, particularly Dr. Simon Pimstone, our Chief Executive Officer, and Mr. Ian Mortimer, our President and Chief Financial Officer, as well as other employees. The loss of services of any of these individuals or one or more of our other members of senior management could materially delay or even prevent the successful development of our product candidates.

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

Dr. Simon Pimstone devotes a small amount of his time to clinical work outside of his duties at our company, conducting, generally, two to three outpatient clinics per month on average. Future growth will impose significant added responsibilities on members of management, and our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.

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

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. To the extent that any disruption or cybersecurity breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and other remediation costs, and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cybersecurity breach of our systems nor experienced a material system failure, our internal computer systems and the external systems and services used by our contractors, consultants, directors and partners remain potentially vulnerable to damage from these events.

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross assets, we believe that we may be deemed a PFIC for the taxable year ended December 31, 2017, and we could be a PFIC for the calendar year ending December 31, 2018 or in subsequent years. Based on the composition of our gross income and gross assets, we do not believe that we were a PFIC for the taxable years ended December 31, 2016 and 2015. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2018 or for future taxable years.

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

In the case of some of our product candidates, we are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and our clinical trials may use novel end points and measurement methodologies or subjective patient feedback, which adds a layer of complexity to our clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. Clinical trials for pain, the indication for which GDC-0310 is being developed, are inherently difficult to conduct. The primary measure of pain is based on subjective patient feedback, which can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, from patient to patient, and from site to site within a clinical study. The placebo effect also tends to have a more significant impact in pain trials.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for the potential treatment of hemiplegic migraine, has received orphan drug designation from the FDA. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

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

We work with scientific advisors and collaborators at academic institutions and other research institutions. These scientists and collaborators are not our employees; rather, they serve as either independent contractors or the primary investigators under research collaboration agreements that we have with their sponsoring academic or research institution. Such scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to our business.

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

Any regulatory approvals that we receive for our product candidates we commercialize will be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product.

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

We intend to focus some of our independent product development on treatments for rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population in specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the U.S. or elsewhere. If the prevalence of such diseases is smaller than we have projected, then, even if our products are approved, we may not be able to successfully commercialize them.

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

Our target patient populations in orphan and niche indications, such as EIEE7 and EIEE13, are relatively small. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

The Trump administration and Congress may also attempt broad sweeping changes to the current health care laws, including PPACA. The impact of any such changes on us and the pharmaceutical industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations and may have a material adverse effect on our result of operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or one of our licensors is not valid or is unenforceable or may refuse to stop the other party in such infringement proceeding from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent.

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

If third parties successfully assert their intellectual property rights against us, we might be barred from using certain aspects of our technology or barred from developing and commercializing certain products. Prohibitions against using certain technologies, or prohibitions against commercializing certain products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, if we are unsuccessful in defending against allegations that we have infringed, misappropriated or otherwise violated patent or other intellectual property rights of others, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in intellectual property litigation and we could lose, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the intellectual property owner in order to continue our research and development programs or to market any resulting product. It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. Alternatively, we may be required to modify or redesign our current or future products, if any, in order to avoid infringing or otherwise violating third-party intellectual property rights. This may not be technically or commercially feasible, may render those products less competitive, or may delay or prevent the entry of those products to the market. Any of the foregoing could limit our research and development activities, our ability to commercialize one or more product candidates, or both.

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

In addition, in the future, we may issue additional common shares, preferred shares, or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangements, or otherwise. Any such issuance, including any issuances pursuant to our “at the market” equity offering program under our Sales Agreement with Stifel, could result in substantial dilution to our existing shareholders and could cause the market price of our common shares to decline.

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

We are governed by the CBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the CBCA and Delaware General Corporation Law, or DGCL, that may have the greatest such effect include, but are not limited to, the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles) the CBCA generally requires a two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote; and (ii) under the CBCA a holder of 5% or more of our shares that carry the right to vote at a meeting of shareholders can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL.

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

Future sales and issuances of our common shares, preferred shares, or rights to purchase common shares, including warrants or pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common shares to fall.

As of March 31, 2018, stock options to purchase 2,795,941 of our common shares with a weighted-average exercise price of $6.98 per common share were outstanding and 2,868,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. The exercise of any of these stock options or conversion of the Series 1 Preferred Shares would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

Any future issuances of common shares, preferred shares, or securities such as warrants, notes, or preferred shares that are convertible into, exercisable or exchangeable for, our common shares, would have a dilutive effect on the voting and economic interests of our existing shareholders.

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

We have broad discretion in the application of the net proceeds to us from our December 2017 debt financing and September 2016 public equity offering, as well as any net proceeds we receive pursuant to our “at the market” equity offering program with Stifel. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

4.4	Specimen Series 1 Preferred Share Certificate.	8-K	001-36687	4.1	March 28, 2018

10.21†	Termination Agreement by and among Xenon Pharmaceuticals Inc., Teva Pharmaceuticals International GmbH and Teva Canada Limited dated March 7, 2018.	8-K	001-36687	10.1	March 7, 2018

10.22	Exchange Agreement, dated March 23, 2018, by and among the Company and the shareholders listed in Schedule B thereto.	8-K	001-36687	10.1	March 28, 2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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

Date: May 8, 2018

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018

XENON PHARMACEUTICALS INC.

By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer
(Principal Financial and Accounting Officer)