Form 10-Q
period 2018-06-30
Xenon Pharmaceuticals Inc.
filed 2018-08-07
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the registrant had 19,261,889 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$47,435	$20,486
Marketable securities	15,835	23,181
Accounts receivable	171	438
Prepaid expenses and other current assets	909	716
	64,350	44,821
Prepaid expenses, long term	—	230
Property, plant and equipment, net	1,086	1,070
Total assets	$65,436	$46,121

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	3,094	3,383
Loan payable, current portion (note 8)	—	700
	3,094	4,083
Loan payable, long-term (note 8)	11,721	6,104
	$14,815	$10,187

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 2,868,000 (December 31, 2017 - nil) (note 9b)	21,825	—
Common shares, without par value; unlimited shares authorized; issued and outstanding: 17,640,951 (December 31, 2017 - 17,998,420) (note 9)	177,012	173,841
Additional paid-in capital	37,718	36,471
Accumulated deficit	(184,944)	(173,388)
Accumulated other comprehensive loss	(990)	(990)
	$50,621	$35,934
Total liabilities and shareholders’ equity	$65,436	$46,121

Commitments and contingencies (note 10)
Subsequent events (note 12)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$—	$15	$—	$31

Operating expenses:
Research and development	5,408	6,109	10,988	12,012
General and administrative	2,178	1,799	4,416	3,899
	7,586	7,908	15,404	15,911
Loss from operations	(7,586)	(7,893)	(15,404)	(15,880)
Other income (expense):
Interest income	125	109	233	258
Interest expense	(200)	—	(359)	—
Foreign exchange gain (loss)	(140)	404	(424)	725
Gain on termination of collaboration agreement (note 9c)	—	—	4,398	—
Net loss and comprehensive loss	(7,801)	(7,380)	(11,556)	(14,897)
Net loss attributable to preferred shareholders	(1,303)	—	(996)	—
Net loss attributable to common shareholders	$(6,498)	$(7,380)	$(10,560)	$(14,897)
Net loss per common share (note 5):
Basic	$(0.45)	$(0.41)	$(0.66)	$(0.83)
Diluted	$(0.45)	$(0.41)	$(0.66)	$(0.84)
Weighted-average common shares outstanding (note 5):
Basic	14,306,491	17,997,194	16,055,456	17,971,702
Diluted	14,306,491	18,015,748	16,055,456	17,995,109

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	—	$—	17,930,590	$173,246	$34,326	$(142,681)	$(990)	$63,901
Net loss for the year						(30,704)		(30,704)
Stock-based compensation expense					2,460			2,460
Issued pursuant to exercise of stock options			67,830	595	(415)	(3)		177
Issuance of warrants					100			100
Balance as of December 31, 2017	—	$—	17,998,420	$173,841	$36,471	$(173,388)	$(990)	$35,934
Net loss for the period						(11,556)		(11,556)
Issuance of common shares, net of issuance costs (note 9a)			3,440,000	$28,957				28,957
Issued (cancelled) pursuant to exchange agreement (note 9b)	2,868,000	21,825	(2,868,000)	(21,825)				—
Cancelled pursuant to termination of collaboration agreement (note 9c)			(1,000,000)	(4,470)				(4,470)
Stock-based compensation expense					1,327			1,327
Issued pursuant to exercise of stock options			70,531	509	(327)			182
Issuance of warrants					247			247
Balance as of June 30, 2018	2,868,000	$21,825	17,640,951	$177,012	$37,718	$(184,944)	$(990)	$50,621
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(11,556)	$(14,897)
Items not involving cash:
Depreciation	302	334
Amortization of discount on term loan	164	—
Stock-based compensation	1,363	1,076
Unrealized foreign exchange (gain) loss	406	(819)
Gain on termination of collaboration agreement (note 9c)	(4,398)	—
Changes in operating assets and liabilities:
Accounts receivable	263	5
Prepaid expenses, and other current assets	(193)	590
Prepaid expenses, long term	230	123
Accounts payable and accrued expenses	(338)	326
Net cash used in operating activities	(13,757)	(13,262)

Investing activities:
Purchases of property, plant and equipment	(318)	(238)
Purchase of marketable securities	(17,911)	(22,281)
Proceeds from marketable securities	25,146	41,099
Net cash provided by investing activities	6,917	18,580

Financing activities:
Proceeds from issuance of second tranche under term loan, net of issuance costs (note 8)	4,989	—
Issuance of common shares, net of issuance costs (note 9a)	28,957	—
Issuance of common shares pursuant to exercise of stock options	182	177
Net cash provided by financing activities	34,128	177
Effect of exchange rate changes on cash and cash equivalents	(339)	500
Increase in cash and cash equivalents	26,949	5,995
Cash and cash equivalents, beginning of period	20,486	17,095
Cash and cash equivalents, end of period	$47,435	$23,090

Supplemental disclosures:
Interest paid	$164	$—
Interest received	289	457
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	212	25
Issuance of preferred shares in exchange for common shares (note 9b)	21,825	—
Termination of Teva agreement through cancellation of common shares (note 9c)	4,470	—

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

The Company has incurred significant operating losses since inception. As of June 30, 2018, the Company had an accumulated deficit of $184,944 and a $11,556 net loss for the six months ended June 30, 2018. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

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

The Company has one wholly-owned subsidiary as at June 30, 2018, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2018 and 2017 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the policy described in note 3 below.

3.	Changes in significant accounting policies:

The new revenue standard (Accounting Standards Codification “ASC” 606) became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting the new revenue standard on contracts in process is recognized by an adjustment to retained earnings at the effective date. The adoption of the new revenue standard did not change the Company’s recognized revenue under its one ongoing significant collaborative research and license agreement with Genentech, a member of the Roche Group, described in note 11b to the audited consolidated financial statements of the Company included in the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017 and no cumulative effect adjustment was required.

The new guidance in ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as a performance obligation is satisfied.

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

For the three and six month periods ended June 30, 2018, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period. For the three and six months ended June 30, 2017, 2,228,637 and 2,086,072 stock options, respectively, were excluded from the calculation of diluted net loss per common share as their inclusion would be anti-dilutive. No warrants or convertible preferred shares were outstanding during the three and six months ended June 30, 2017.

The following table sets out the computation of basic and diluted net loss per common and preferred share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Numerator:	Common Shares	Preferred Shares	Common Shares	Preferred Shares	Common Shares	Preferred Shares	Common Shares	Preferred Shares
Allocation of loss attributed to shareholders
Basic	$(6,498)	$(1,303)	$(7,380)	$—	$(10,560)	$(996)	$(14,897)	$—
Adjustment for change in fair value of liability classified stock options	—	—	(30)	—	—	—	(162)	—
Diluted	$(6,498)	$(1,303)	$(7,410)	$—	$(10,560)	$(996)	$(15,059)	$—
Denominator:
Weighted average number of shares:
Basic	14,306,491	2,868,000	17,997,194	—	16,055,456	1,513,667	17,971,702	—
Adjustment for dilutive effect of stock options	—	—	18,554	—	—	—	23,407	—
Diluted	14,306,491	2,868,000	18,015,748	—	16,055,456	1,513,667	17,995,109	—
Net loss attributable to shareholders per share - basic	$(0.45)	$(0.45)	$(0.41)	$—	$(0.66)	$(0.66)	$(0.83)	$—
Net loss attributable to shareholders per share - diluted	$(0.45)	$(0.45)	$(0.41)	$—	$(0.66)	$(0.66)	$(0.84)	$—
6.	Fair value of financial instruments:

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

7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2018	2017
Trade payables	$853	$1,253
Employee compensation, benefits, and related accruals	861	1,017
Consulting and contracted research	1,078	817
Professional fees	242	252
Other	60	44
Total	$3,094	$3,383
8.	Term loan:

On June 12, 2018, the Company entered into a First Loan Modification Amendment (the “Modification”) to its Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), (together, the “Modified Loan Agreement”), pursuant to which the Bank accelerated the availability of the second tranche of $5,000 which was funded on the date of the Modification.

The initial tranche of $7,000, which was funded in December 2017, and the second tranche are interest-only until September 30, 2018 or, subject to the achievement of certain clinical milestones (the “Interest-Only Milestone”), March 31, 2019. Following the expiration of the interest-only period, the first tranche will be payable in 30 equal monthly installments or, if the Interest-Only Milestone is achieved, 24 equal monthly installments of principal plus interest, maturing on March 31, 2021. The second tranche will be payable in 24 equal monthly installments or, if the Interest-Only Milestone is achieved, 18 equal monthly installments of principal plus interest, maturing on September 30, 2020. The interest and payment terms of the third and final tranche, if borrowed, remain unchanged from the Loan Agreement. The Modification did not amend the Loan Agreement’s interest provisions.

At June 30, 2018, the Company determined the effective interest rate on the Modified Loan Agreement with the Bank to be 10.24% (December 31, 2017 – 9.25%). Amortization of the debt discount was $92 and $164 for the three and six months ended June 30, 2018, respectively. Interest payments are made monthly.

Interest expense was $200 and $359 for the three and six months ended June 30, 2018, respectively.

On August 3, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with the Bank, pursuant to which the Bank agreed to extend a term loan to the Company with a principal amount of $15,500 (the “Term Loan”). For additional information regarding the Amended and Restated Loan Agreement, refer to subsequent event note 12b. The Term Loan will be used in part to repay amounts borrowed under the Modified Loan Agreement and will extend the interest-only period from September 30, 2018 to March 31, 2020. The classification of the loan payable on the consolidated balance sheet and outstanding balances in the tables below as of June 30, 2018 reflect the repayment terms under the Amended and Restated Loan Agreement.

The outstanding loan and unamortized debt discount balances as of June 30, 2018 in accordance with the repayment terms under Amended and Restated Loan Agreement are as follows:

June 30,
2018
Term loan	$12,000
Less: unamortized discount on loan	(389)
Less: current portion	—
Accrued portion of final payment fee	110
Loan payable, long-term	$11,721

Scheduled principal payments on outstanding debt, excluding the final payment fee of $780, as of June 30, 2018 in accordance with the repayment terms under Amended and Restated Loan Agreement, are as follows:

2018	$—
2019	—
2020	3,600
2021	4,800
2022	3,600
Total	$12,000

The Modified Loan Agreement contains affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. The Company is in compliance with these covenants at June 30, 2018.

In connection with the Modification, the number of common shares exercisable pursuant to the warrant issued to the Bank in December 2017 under the Loan Agreement increased by 36,008 common shares. The relative fair value of the additional common shares exercisable pursuant to the warrant was $247 and is classified in equity. With this increase, at June 30, 2018, the Company has a warrant outstanding to the Bank to purchase a total of 86,419 of the Company’s common shares at a price per common share of $2.43. The warrant is immediately exercisable, has a 10-year term, and contains a cashless exercise provision.

9.	Share capital:
(a)	Financing:

On May 8, 2018, the Company entered into an at-the-market equity offering sales agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) to sell common shares of the Company having aggregate gross proceeds of up to $30,000, from time to time, through an “at-the-market” equity offering program under which Stifel will act as sales agent. During the three months ended June 30, 2018, the Company sold 3,440,000 common shares under the sales agreement for proceeds of approximately $29,200, net of commissions paid, but excluding estimated transaction expenses.

(b)	Exchange agreement with certain funds affiliated with BVF Partners L.P. (collectively, “BVF”):

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

(c)	Termination of collaboration agreement with Teva Pharmaceuticals International GmbH and Teva Canada Limited (together, “Teva”):

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

(d)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Outstanding, beginning of period	2,795,941	2,258,237	2,339,905	1,910,823
Granted	122,750	29,750	686,450	446,500
Exercised(1)	(34,051)	(3,085)	(118,719)	(71,006)
Forfeited, cancelled or expired	(52,655)	(8,005)	(75,651)	(9,420)
Outstanding, end of period	2,831,985	2,276,897	2,831,985	2,276,897
Exercisable, end of period	1,560,573	1,374,535	1,560,573	1,374,535

(1)

During the six months ended June 30, 2018, 36,007 stock options were exercised for the same number of common shares for cash (six months ended June 30, 2017 – 63,425). In the same period, the Company issued 34,524 common shares (six months ended June 30, 2017 – 4,405) for the cashless exercise of 82,712 stock options (six months ended June 30, 2017 – 7,581).

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average risk-free interest rate	2.88%	2.05%	2.79%	2.41%
Expected volatility	75%	81%	75%	81%
Average expected term (in years)	7.65	7.68	7.41	7.49
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$4.54	$2.92	$3.61	$6.11

10.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

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

On March 23, 2018, the Company and BVF entered into an exchange agreement pursuant to which the Company issued 2,868,000 Series 1 Preferred Shares in exchange for 2,868,000 common shares which were subsequently cancelled by the Company. Prior to the closing of the transactions contemplated in the exchange agreement on March 27, 2018, BVF held a number of common shares representing approximately 19.9% of the Company’s then outstanding common shares. For additional information regarding the Series 1 Preferred Shares, refer to note 9b.

(b)	Termination of collaboration agreement with Teva:

On March 7, 2018, the Company and Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended, which subsequently closed on March 27, 2018. In connection with the closing, the Company cancelled 1,000,000 common shares that were owned by Teva. Prior to the share cancellation, Teva owned more than 5% of the Company’s outstanding common shares. For additional information regarding the termination agreement and the share cancellation, refer to note 9c.

12.	Subsequent events:
(a)	At-the-market offering:

On July 11, 2018, the Company entered into an at-the-market equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel to sell common shares of the Company having aggregate gross proceeds of up to $50,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel will act as sales agents. As of August 3, 2018, the Company had sold 1,600,000 common shares under the sales agreement for proceeds of approximately $14,820, net of commissions paid, but excluding estimated transaction expenses. In connection with the Company’s entry into the July 2018 sales agreement with Jefferies and Stifel, the Company and Stifel mutually terminated the May 2018 sales agreement, effective as of July 11, 2018.

(b)	Amended and restated term loan:

On August 3, 2018, the Company entered into Amended and Restated Loan Agreement with the Bank, pursuant to which the Bank extended the Term Loan which will be used to repay in full outstanding borrowings of $12,000 under the Modified Loan Agreement and make a payment of $485, which represents the current portion of the final payment fee due under the Modified Loan Agreement, as well as for working capital and other general corporate purposes, including the advancement of the Company’s clinical development programs.

The Term Loan accrues interest at a floating per annum rate of 0.5% above the prime rate, which is payable monthly commencing in September 2018. The Term Loan is interest-only until March 31, 2020, followed by 30 equal monthly installments of principal plus interest, maturing on September 1, 2022. In addition, the Company is required to pay a final payment fee of 6.5% of the Term Loan on the date on which the term loan is prepaid, paid or becomes due and payable in full.

The Company may prepay all, but not less than all, of the Term Loan subject to a prepayment fee of $295, which represents the deferred portion of the final payment fee due under the Modified Loan Agreement, plus 3.0% if prepaid prior to the first anniversary of the effective date of the Amended and Restated Loan Agreement, 2.0% if prepaid on or after the first anniversary, but prior to the second anniversary, or 1.0%, if prepaid on or after the second anniversary but prior to the maturity date. As security for its obligations under the Amended and Restated Loan Agreement, the Company granted the Bank a first priority security interest on substantially all of the Company’s assets except its intellectual property and subject to certain other exceptions.

The Amended and Restated Loan Agreement contains customary representations and warranties, events of default (including an event of default upon the occurrence of a material impairment on the Bank’s security interest over the collateral, and a material adverse change of the Company) and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 5.0% above the otherwise applicable interest rate.

In connection with the Amended and Restated Loan Agreement, the Company issued a warrant to the Bank to purchase 40,000 of the Company’s common shares at a price per common share of $9.79. The warrant is immediately exercisable, has a 10-year term and contains a cashless exercise provision.

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

Our clinical development pipeline includes:

•

XEN1101 is a Kv7 potassium channel opener being developed for the treatment of epilepsy including: treatment-resistant adult and pediatric focal seizures; rare, pediatric forms of epilepsy, such as EIEE7, an early infantile epileptic encephalopathy associated with mutations in the KCNQ2 gene that cause loss-of-function in the Kv7.2 potassium channel; and potentially other neurological disorders. In October 2017, following acceptance of our clinical trial application, or CTA, for XEN1101 by the Medicines & Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of both single ascending doses, or SAD, and multiple ascending doses, or MAD, of XEN1101 in healthy subjects. The XEN1101 Phase 1 clinical trial includes a pharmacodynamic biomarker read-out from a transcranial magnetic stimulation, or TMS, study, designed to assess XEN1101’s ability and potency to modulate cortical excitability, thereby demonstrating activity in the target CNS tissue. On May 15, 2018, we presented interim data from our ongoing XEN1101 Phase 1 clinical trial at the 14th Eilat Conference on New Antiepileptic Drugs and Devices, or Eilat, including data from five SAD cohorts and one MAD cohort. Highlights from the presentation included pharmacokinetic data confirming a half-life consistent with once daily dosing, drug exposure levels at doses tested above the EC50 in preclinical models and safety data supporting further development of XEN1101. The XEN1101 Eilat presentation also included data from the TMS Phase 1a pilot study which included 8 male subjects where three doses were tested (10mg, n=2; 15 mg; n=3; 20 mg, n=3). When measuring the resting motor threshold, or RMT, in the TMS-EMG assay, the mean change (standard deviation) in RMT at four hours was 1.5% (±2.1), 1.33% (±0.58) and 4.33% (±0.58) for the 10 mg, 15 mg and 20 mg doses, respectively. This compares to a literature publication of ezogabine (Ossemann et. al) where in a double-blind, placebo-controlled cross-over study in 15 healthy subjects at a single dose of 400 mg, ezogabine increased the RMT by 2.4% (±3.6). In the TMS-EEG portion of the study, all three subjects at the 20 mg dose showed statistically significant (p<0.01) modulating activity at 4 hours post dose when compared to baseline. We have completed enrollment in the XEN1101 Phase 1 clinical trial and a Phase 1b double-blind, placebo-controlled, randomized cross-over TMS study in 20 subjects, and we expect to release the results from the Phase 1b TMS study at a scientific symposium in August 2018. We plan to publish the complete XEN1101 Phase 1 clinical trial results at a scientific meeting and initiate a Phase 2 clinical trial evaluating XEN1101 as a treatment for adult focal seizures in the fourth quarter of 2018;

•

XEN901 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy, including treatment resistant adult and pediatric focal seizures, as well as rare, pediatric forms of epilepsy, such as EIEE13, an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. In February 2018, following acceptance of our CTA for XEN901 by the MHRA in the United Kingdom, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate XEN901’s safety, tolerability and pharmacokinetics in both SAD and MAD cohorts. On May 15, 2018, we presented interim data from our ongoing XEN901 Phase 1 clinical trial at Eilat, including data from six SAD cohorts. The interim Phase 1 clinical data included a presentation of pharmacokinetic data predicting a half-life consistent with twice daily or better dosing, and multiple dose levels tested yielded drug exposure levels above the efficacy range for EC70 in the preclinical Maximal Electroshock Seizure model. The interim Phase 1 clinical data also suggest that overall XEN901 is well tolerated. Upon completion of the Phase 1 clinical trial, a read-out of the final results is anticipated in the fourth quarter of 2018, and we expect to initiate a Phase 2 trial evaluating XEN901’s efficacy as a treatment for adult focal seizures or for rare, pediatric forms of epilepsy as soon as feasible thereafter;

•

We have identified an additional clinical stage, ion channel modulator, XEN007 (active ingredient flunarizine), to expand our existing neurology-focused product pipeline. XEN007 is a CNS-acting calcium channel inhibitor that directly modulates Cav2.1, which is a critical calcium channel implicated in the pathophysiology of hemiplegic migraine, or HM, a rare and debilitating neurological disorder afflicting approximately 60,000 people in the U.S. Flunarizine has been used outside of the U.S. in the prevention of chronic migraine and has been reported to have clinical benefit in HM case studies. Xenon’s clinical development plans include a proposed strategy to develop XEN007 as the first treatment specifically approved for HM anywhere in the world. We have received Orphan Drug Designation from the U.S. Food and Drug Administration, or FDA, for XEN007 for the treatment of HM. In addition, we have entered into key agreements in order to access regulatory files and manufacturing support to potentially enable the accelerated clinical development of XEN007 directly into a Phase 2 clinical trial. We are currently examining various development strategies for XEN007 with key opinion leaders and leading clinicians, as well as exploring options for potential partnerships for this program; and

•

We have an ongoing collaboration with Genentech focused on developing novel inhibitors of Nav1.7 for the treatment of pain. Genentech has completed a Phase 1 clinical trial for GDC-0310, which is an oral, selective Nav1.7 small-molecule inhibitor developed for the potential treatment of pain. Guidance around the future clinical development of GDC-0310 will be updated once ongoing pre-clinical studies are completed and the final results are analyzed by Genentech.

In July 2018, we amended our collaborative research and license agreement with Genentech, Inc., and its affiliate, F. Hoffmann-La Roche Ltd, to provide us with greater flexibility in developing additional compounds that target Nav1.6. This amendment modified our and Genentech’s respective rights and obligations under the May 2015 amendment. Pursuant to the amendment, we obtained a non-exclusive, irrevocable, perpetual, world-wide, sublicensable license under the know-how forming part of the Genentech intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make, use, sell, offer for sale, and import compounds from our Nav1.6 program that are above a certain potency threshold on Nav1.7 and products containing those compounds. Our license from Genentech includes commercialization rights but we are restricted from developing or commercializing our Nav1.6 compounds below a certain potency threshold on Nav1.7 in the field of epilepsy and any of our Nav1.6 compounds, regardless of their potency on Nav1.7, in the field of pain. In exchange for the rights granted to us under this amendment, Genentech is eligible to receive a low single-digit percentage, tiered royalty on net sales of our Nav1.6 compounds, including XEN901, for a period of ten years from first commercial sale on a country-by-country basis. Pursuant to the amendment, we granted Genentech a royalty-free, non-exclusive, world-wide license under our Nav1.6 intellectual property to make, use, sell, offer for sale and import compounds below a certain potency threshold on Nav1.7 and products containing those compounds for all uses and indications except epilepsy. The amendment also terminates Genentech’s right of first negotiation to obtain a commercial license to our Nav1.6 modulators, which was previously granted to Genentech under the May 2015 amendment.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For the six months ended June 30, 2018, we recognized no revenue. This compares to $0.03 million for the six months ended June 30, 2017, consisting primarily of funding from our collaborators.

We had a net loss of $11.6 million for the six months ended June 30, 2018 and an accumulated deficit of $184.9 million as of June 30, 2018, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations and we do not expect to have sustained profitability for the foreseeable future.

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

Recent Developments

In May 2018, we entered into an at-the-market equity offering sales agreement, which we refer to as the May 2018 sales agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell our common shares having aggregate gross proceeds of up to $30.0 million. During the three months ended June 30, 2018, we had sold an aggregate of 3,440,000 common shares under the May 2018 sales agreement for proceeds of approximately $29.2 million, net of commissions paid, but excluding estimated transaction expenses. We and Stifel mutually terminated the May 2018 sales agreement effective as of July 11, 2018.

In July 2018, we entered into an at-the-market equity offering sales agreement, which we refer to as the July 2018 sales agreement, with Jefferies LLC, or Jefferies, and Stifel to sell our common shares having aggregate gross proceeds of up to $50.0 million. As of August 3, 2018, we had sold an aggregate of 1,600,000 common shares under the July 2018 sales agreement for proceeds of approximately $14.8 million, net of commissions paid, but excluding estimated transaction expenses.

In August 2018, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, or the Bank, providing for a term loan to us with an aggregate principal amount of $15.5 million. Proceeds from the principal amount borrowed in August 2018 will be used in part to refinance the amounts borrowed under the December 2017 loan and security agreement and pay a $0.5 million final payment fee to the Bank in connection with the refinancing of the December 2017 loan and security agreement. For additional information regarding our amended and restated loan and security agreement with the Bank, see “—Contractual Obligations and Commitments—Term Loan” below.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. We have not generated any significant royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever.

For the three and six months ended June 30, 2018 and 2017, we did not recognize significant revenue from our collaboration agreements.

As our internal and partnered products are in various stages of clinical and pre-clinical development, we do not expect to generate any revenue from product sales for at least the next several years. We expect that any revenue for the next several years will be derived from milestone payments under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

As of June 30, 2018, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$5,408	$6,109	$10,988	$12,012
General and administrative	2,178	1,799	4,416	3,899
Total operating expenses	$7,586	$7,908	$15,404	$15,911

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

Clinical development timelines, likelihood of regulatory approval and commercialization and associated costs are uncertain and difficult to estimate and can vary significantly. We anticipate determining which research and development projects to pursue as well as the level of funding available for each project based on the scientific research and pre-clinical and clinical results of each product candidate and related regulatory action. We expect our research and development expenses to continue to represent our largest category of operating expenses for at least the next 12 to 24 months.

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

Interest Expense. In June 2018, we entered into a First Loan Modification Agreement to our Loan and Security Agreement dated December 2017 with Silicon Valley Bank, together, our Modified Loan Agreement, under which our borrowings total $12.0 million as of June 30, 2018. Amounts borrowed under the Modified Loan Agreement accrue interest at a floating per annum rate of 0.5% above the prime rate, payable monthly through the maturity of the loan.

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

Gain on Termination of Collaboration Agreement. In March 2018, we entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended, with Teva that included the cancellation of 1,000,000 of our common shares owned by Teva. We recorded a one-time gain on the termination of the collaboration agreement, net of direct costs incurred in connection with the termination and cancellation of the common shares.

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

During the six months ended June 30, 2018, we had the following change in our critical accounting policies:

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

There have been no other significant or material changes in our critical accounting policies and significant judgements and estimates during the six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2017 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 7, 2018. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the three and six months ended June 30, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2018 vs. 2017	Six Months Ended June 30,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Collaboration revenue	$—	$15	$(15)	$—	$31	$(31)
Research and development expenses	5,408	6,109	(701)	10,988	12,012	(1,024)
General and administrative expenses	2,178	1,799	379	4,416	3,899	517
Other:
Interest income	125	109	16	233	258	(25)
Interest expense	(200)	—	(200)	(359)	—	(359)
Foreign exchange gain (loss)	(140)	404	(544)	(424)	725	(1,149)
Gain on termination of collaboration agreement	—	—	—	4,398	—	4,398
Net loss	$(7,801)	$(7,380)	$(421)	$(11,556)	$(14,897)	$3,341

Revenue

We did not recognize any revenue for the three and six months ended June 30, 2018 compared to $0.02 million and $0.03 million for the three and six months ended June 30, 2017, respectively. The decrease as compared to the same period in 2017 was due to the expiration of full-time equivalent funding from Teva at the end of 2017 as we shifted resources from supporting our collaborations to our proprietary programs.

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2018 vs. 2017	Six Months Ended June 30,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Collaboration expenses	$—	$51	$(51)	$—	$121	$(121)
XEN801 expenses	—	101	(101)	—	1,550	(1,550)
XEN901 and Nav1.6 pre-clinical and discovery expenses	3,040	3,281	(241)	5,877	5,795	82
XEN1101 expenses	1,679	1,025	654	3,441	1,151	2,290
Pre-clinical, discovery and other program expenses	689	1,651	(962)	1,670	3,395	(1,725)
Total research and development expenses	$5,408	$6,109	$(701)	$10,988	$12,012	$(1,024)

Research and development expenses decreased by $0.7 million and $1.0 million in the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. These decreases were primarily attributable to decreased spending on pre-clinical, discovery and other internal program expenses, and XEN801, a product candidate which is no longer being developed. These decreases were partially offset by increased spending on our XEN1101 product candidate which was acquired in April 2017.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2018 vs. 2017	Six Months Ended June 30,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
General and administrative expenses	$2,178	$1,799	$379	$4,416	$3,899	$517

General and administrative expenses increased by $0.4 million and $0.5 million in the three and six months ended June 2018 as compared to the three and six months ended June 30, 2017, respectively. These increases were primarily attributable to increased stock-based compensation expense, legal and recruitment fees, partially offset by decreased costs for business development activities.

Other Income (Expense)

The following table summarizes our other income for the three and six months ended June 30, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2018 vs. 2017	Six Months Ended June 30,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Other income (expense):	$(215)	$513	$(728)	$3,848	$983	$2,865

Other income decreased by $0.7 million and increased $2.9 million in the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. For the three months ended June 30, 2018, the decrease in other income was primarily driven by a change in foreign exchange gains and losses arising largely from the translation of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars and interest expense incurred on our term loan. We recorded a foreign exchange loss of $0.1 million in the three months ended June 30, 2018 as compared to a $0.4 million foreign exchange gain for the same period in 2017, due to a 2% decrease as compared to a 2% increase in the value of the Canadian dollar, respectively.

For the six months ended June 30, 2018, the increase in other income was primarily driven by a $4.4 million gain on the termination of the collaboration agreement with Teva, partially offset by a change in foreign exchange gains and losses and interest expense incurred on our term loan. We recorded a foreign exchange loss of $0.4 million in the six months ended June 30, 2018 as compared to a $0.7 million foreign exchange gain for the same period in 2017, largely due to a 5% decrease as compared to a 3% increase in the value of the Canadian dollar, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and government funding. As of June 30, 2018, we had cash and cash equivalents and marketable securities of $63.3 million. In December 2017, we entered into a loan and security agreement with the Bank pursuant to which we borrowed an aggregate principal amount of $12.0 million. In August 2018, we entered into an amended and restated loan and security agreement with the Bank providing for a term loan to us with an aggregate principal amount of $15.5 million, proceeds from which will be used in part to refinance the amounts borrowed under the December 2017 loan and security agreement. For additional information regarding our amended and restated loan and security agreement with the Bank, see “—Contractual Obligations and Commitments—Term Loan” below.

We have incurred significant operating losses since inception. We had an $11.6 million net loss for the six months ended June 30, 2018 and an accumulated deficit of $184.9 million from inception through June 30, 2018. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., Valeant Pharmaceuticals International, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, in May 2018, we entered into the May 2018 sales agreement with Stifel, to sell our common shares having aggregate gross proceeds of up to $30.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent. During the three months ended June 30, 2018, we had sold an aggregate of 3,440,000 common shares under the May 2018 sales agreement for proceeds of approximately $29.2 million, net of commissions paid, but excluding estimated transaction expenses. Similarly, in July 2018, we entered the July 2018 sales agreement with Jefferies and Stifel to sell our common shares having aggregate gross proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel act as sales agents. As of August 3, 2018, we had sold an aggregate of 1,600,000 common shares under the July 2018 sales agreement for proceeds of approximately $14.8 million, net of commissions paid, but excluding estimated transaction expenses. In connection with the entry into the July 2018 sales agreement, we and Stifel mutually terminated the May 2018 sales agreement effective as of July 11, 2018.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration agreements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(13,757)	$(13,262)
Net cash provided by investing activities	6,917	18,580
Net cash provided by financing activities	34,128	177

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities totaled $13.8 million, compared to $13.3 million for the same period in 2017. The increase in cash used in operating activities was primarily related to changes in working capital and an increase in general and administrative expenses, partially offset by a decrease in research and development expenses.

Investing Activities

For the six months ended June 30, 2018, net cash provided by investing activities totaled $6.9 million, compared to $18.6 million for the same period in 2017. The change in cash provided by investing activities was driven by a decrease in the proceeds from the sale of marketable securities, net of purchases, in the six months ended June 30, 2018 as compared to the same period in 2017.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities totaled $34.1 million, compared to $0.2 million for the same period in 2017. The increase in cash provided by financing activities was primarily related to approximately $29.0 million of net proceeds from the issuance of common shares through our May 2018 sales agreement as well as net proceeds of $5.0 million under the second tranche of our December 2017 loan and security agreement with the Bank.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2017 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 8, 2018.

As of June 30, 2018, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K other than the following:

In June 2018, we entered into a First Loan Modification Agreement, or Modification, to our Loan and Security Agreement, or Loan Agreement, dated December 2017 with the Bank, together the Modified Loan Agreement, pursuant to which the Bank accelerated the availability of the second tranche of $5.0 million which was funded in June 2018. The initial tranche of $7.0 million which was funded in December 2017 and the second tranche are interest-only until September 30, 2018 or, subject to the achievement of certain clinical milestones, or the Interest-Only Milestone, March 31, 2019. Following the expiration of the interest-only period, the first tranche will be payable in 30 equal monthly installments or, if the Interest-Only Milestone is achieved, 24 equal monthly installments of principal plus interest, maturing on March 31, 2021. The second tranche will be payable in 24 equal monthly installments or, if the Interest-Only Milestone is achieved, 18 equal monthly installments of principal plus interest, maturing on September 30, 2020. The interest and payment terms of the third and final tranche, if borrowed, remain unchanged from the Loan Agreement. The Modification did not amend the Loan Agreement’s interest provisions.

In addition, subsequent to June 30, 2018, on August 3, 2018, we entered into Amended and Restated Loan Agreement with the Bank, pursuant to which the Bank extended a term loan to us with a principal amount of $15.5 million (the “Term Loan”) which will be used to repay in full outstanding borrowings of $12.0 million under the Modified Loan Agreement and make a payment of $0.5 million, which represents the current portion of the final payment fee due under the Modified Loan Agreement, as well as for working capital and other general corporate purposes, including the advancement of our clinical development programs.

The Term Loan accrues interest at a floating per annum rate of 0.5% above the prime rate, which is payable monthly commencing in September 2018. The Term Loan is interest-only until March 31, 2020, followed by 30 equal monthly installments of principal plus interest, maturing on September 1, 2022. In addition, we are required to pay a final payment fee of 6.5% of the Term Loan on the date on which the term loan is prepaid, paid or becomes due and payable in full.

We may prepay all, but not less than all, of the Term Loan subject to a prepayment fee of $0.3 million, which represents the deferred portion of the final payment fee due under the Modified Loan Agreement, plus 3.0% if prepaid prior to the first anniversary of the effective date of the Amended and Restated Loan Agreement, 2.0% if prepaid on or after the first anniversary, but prior to the second anniversary, or 1.0%, if prepaid on or after the second anniversary but prior to the maturity date. As security for its obligations under the Amended and Restated Loan Agreement, we granted the Bank a first priority security interest on substantially all of our assets except its intellectual property and subject to certain other exceptions.

The Amended and Restated Loan Agreement contains customary representations and warranties, events of default (including an event of default upon the occurrence of a material impairment on the Bank’s security interest over the collateral, and a material adverse change in our company) and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 5.0% above the otherwise applicable interest rate.

In connection with the Amended and Restated Loan Agreement, we issued a warrant to the Bank to purchase 40,000 of our common shares at a price per common share of $9.79. The warrant is immediately exercisable, has a 10-year term and contains a cashless exercise provision.

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

Outstanding Share Data

As of August 3, 2018, we had 19,261,889 common shares issued and outstanding and outstanding stock options to purchase an additional 2,804,605 common shares. In addition, we had 2,868,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 9b to our consolidated financial statements included in Part I, Item 1 of this report.

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

Foreign Currency Exchange Risk

The principal market risk we face is foreign currency exchange rate risk. We face this risk, in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars in connection with our operations in Canada. We also hold non-U.S. dollar denominated cash and cash equivalents, marketable securities, accounts receivable and accounts payable, which are denominated in Canadian dollars.

Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. Our current foreign currency risk is with the Canadian dollar, as a portion of our cash and cash equivalents and marketable securities are held in Canadian dollars. We do not hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. At June 30, 2018, we held cash and cash equivalents and marketable securities of $7.7 million denominated in Canadian dollars. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $0.8 million being recorded in the Statement of Operations on the translation of these Canadian dollar cash and cash equivalent balances into the U.S. dollar functional currency.

Interest Rate Risk

An additional market risk we face is interest rate risk. We had cash and cash equivalents and marketable securities of $63.3 million as of June 30, 2018. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents and marketable securities.

In addition, we had an outstanding balance of $12.0 million under our Modified Loan Agreement as of June 30, 2018, of which no amounts are due within 12 months pursuant to the repayment terms under our Amended and Restated Loan Agreement. The interest rate on borrowings under the Loan Agreement with the Bank accrues at a floating per annum rate of 0.5% above the prime rate. A 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $11.6 million for the six months ended June 30, 2018 and an accumulated deficit of $184.9 million as of June 30, 2018, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the six months ended June 30, 2018, we incurred approximately $11.0 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

In December 2017, we entered into a loan and security agreement with Silicon Valley Bank pursuant to which we borrowed an aggregate principal amount of $12.0 million. In August 2018, we entered into an amended and restated loan and security agreement with Silicon Valley Bank providing for a term loan to us with an aggregate principal amount of $15.5 million, which amount was funded in August 2018. Proceeds from the principal amount borrowed in August 2018 will be used in part to refinance the amounts borrowed under the December 2017 loan and security agreement and pay a $0.5 million final payment fee to Silicon Valley Bank in connection with the refinancing of the December 2017 loan and security agreement.

Borrowings under our amended and restated loan and security agreement are secured by substantially all of our assets except intellectual property and subject to certain other exceptions. The loan and security agreement restricts our ability, among other things, to:

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

In addition, we are required under our amended and restated loan agreement and security agreement to comply with various affirmative covenants. The covenants and restrictions and obligations in our amended and restated loan and security agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the amended and restated loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in May 2018, we entered into the May 2018 sales agreement with Stifel to sell up to $30.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent. During the three months ended June 30, 2018, we had sold an aggregate of 3,440,000 common shares under the May 2018 sales agreement for proceeds of approximately $29.2 million, net of commissions paid, but excluding estimated transaction expenses. We and Stifel mutually terminated the May 2018 sales agreement, effective as of July 11, 2018, in connection with our entry into the July 2018 sales agreement with Jefferies and Stifel on the same date. Pursuant to the July 2018 sales agreement, Jefferies and Stifel will act as sales agents to sell our common shares having aggregate gross proceeds of up to $50.0 million. As of August 3, 2018, we had sold an aggregate of 1,600,000 common shares under the July 2018 sales agreement for proceeds of approximately $14.8 million, net of commissions paid, but excluding estimated transaction expenses. We are also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we have borrowed an aggregate principal amount of $15.5 million. Our loan pursuant to the amended and restated loan and security agreement is secured by substantially all of our assets except intellectual property and the agreement requires us to comply with various affirmative and negative covenants. The incurrence of additional indebtedness would result in increased fixed payment obligations and, potentially, the imposition of additional restrictive covenants. Such additional covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of June 30, 2018, approximately 12% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings. From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

We could experience difficulties attracting and retaining qualified employees as competition for qualified personnel in the biotechnology and pharmaceutical field is intense. We are highly dependent upon our senior management, particularly Dr. Simon Pimstone, our Chief Executive Officer, and Mr. Ian Mortimer, our President and Chief Financial Officer, as well as other employees. The loss of services of either of these individuals or one or more of our other members of senior management could materially delay or even prevent the successful development of our product candidates.

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

•	tighter restrictions on privacy and the collection and use of data, including clinical data and genetic material, may apply in jurisdictions outside of North America; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for the potential treatment of hemiplegic migraine, has received orphan drug designation from the FDA. We have also received orphan drug designation in the United States for ezogabine, a drug we are evaluating for the treatment of KCNQ2 epileptic encephalopathy, also known as EIEE7. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

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

Our commercial success will depend, in large part, on our ability to obtain and maintain patent and other intellectual property protection with respect to our product candidates. We evaluate our global patent portfolio in the ordinary course of business to enhance patent protection in areas of our strategic focus and in key markets for our potential products and abandon existing patents or patent applications related to terminated development programs or areas of low strategic importance. Patents might not be issued or granted with respect to our patent applications that are currently pending, and issued or granted patents might later be found to be invalid or unenforceable, be interpreted in a manner that does not adequately protect our current product or any future products, or fail to otherwise provide us with any competitive advantage. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. Consequently, patents may not issue from our pending patent applications. As such, we do not know the degree of future protection that we will have on our proprietary products and technology, if any, and a failure to obtain adequate intellectual property protection with respect to our product candidates and proprietary technology could have a material adverse impact on our business.

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

In addition, in the future, we may issue additional common shares, preferred shares, or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangements, or otherwise. Any such issuance, including any issuances pursuant to our “at-the-market” equity offering program under our July 2018 sales agreement with Jefferies and Stifel, could result in substantial dilution to our existing shareholders and could cause the market price of our common shares to decline.

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

As of June 30, 2018, stock options to purchase 2,831,985 of our common shares with a weighted-average exercise price of $6.95 per common share were outstanding and 2,868,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. The exercise of any of these stock options or conversion of the Series 1 Preferred Shares would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

We have broad discretion in the application of the net proceeds to us from our August 2018 amended and restated loan and security agreement, pursuant to which we have borrowed an aggregate of $15.5 million of principal, and our September 2016 public equity offering, as well as net proceeds we have received pursuant to our May 2018 “at-the-market” equity offering program with Stifel and our July 2018 “at-the-market” equity offering program with Jefferies and Stifel. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1	At-the-Market Equity Offering Sales Agreement, dated as of May 8, 2018, between Xenon Pharmaceuticals Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	May 8, 2018

10.2	First Loan Modification to Loan and Security Agreement, dated June 12, 2018, by and among Xenon Pharmaceuticals Inc., Xenon Pharmaceuticals USA Inc. and Silicon Valley Bank.	8-K	001-36687	10.1	June 13, 2018

10.3†

Letter Amendment #7, dated July 25, 2018, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.

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

Date: August 7, 2018

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018

XENON PHARMACEUTICALS INC.

By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer
(Principal Financial and Accounting Officer)