Form 10-Q
period 2018-09-30
Xenon Pharmaceuticals Inc.
filed 2018-11-06
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 25,240,348 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$87,962	$20,486
Marketable securities	39,166	23,181
Accounts receivable	180	438
Prepaid expenses and other current assets	2,185	716
	129,493	44,821
Prepaid expenses, long term	—	230
Property, plant and equipment, net	962	1,070
Total assets	$130,455	$46,121

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	4,413	3,383
Loan payable, current portion (note 8)	—	700
	4,413	4,083
Loan payable, long-term (note 8)	14,886	6,104
	$19,299	$10,187

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,568,000 (December 31, 2017 - nil) (note 9b)	11,932	—
Common shares, without par value; unlimited shares authorized; issued and outstanding: 25,187,441 (December 31, 2017 - 17,998,420) (note 9)	261,655	173,841
Additional paid-in capital	37,886	36,471
Accumulated deficit	(199,327)	(173,388)
Accumulated other comprehensive loss	(990)	(990)
	$111,156	$35,934
Total liabilities and shareholders’ equity	$130,455	$46,121

Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$—	$264	$—	$295

Operating expenses:
Research and development	6,240	7,164	17,228	19,176
General and administrative	1,938	1,744	6,354	5,643
Buy-out of future milestones and royalties (note 10c)	6,000	—	6,000	—
	14,178	8,908	29,582	24,819
Loss from operations	(14,178)	(8,644)	(29,582)	(24,524)
Other income (expense):
Interest income	325	124	558	382
Interest expense	(678)	—	(1,037)	—
Foreign exchange gain (loss)	148	778	(276)	1,503
Gain on termination of collaboration agreement (note 9c)	—	—	4,398	—
Net loss and comprehensive loss	(14,383)	(7,742)	(25,939)	(22,639)
Net loss attributable to preferred shareholders	(1,621)	—	(2,506)	—
Net loss attributable to common shareholders	$(12,762)	$(7,742)	$(23,433)	$(22,639)
Net loss per common share (note 5):
Basic	$(0.63)	$(0.43)	$(1.34)	$(1.26)
Diluted	$(0.63)	$(0.43)	$(1.34)	$(1.27)
Weighted-average common shares outstanding (note 5):
Basic	20,306,298	17,998,420	17,472,403	17,980,608
Diluted	20,306,298	18,009,979	17,472,403	18,000,066

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	—	$—	17,930,590	$173,246	$34,326	$(142,681)	$(990)	$63,901
Net loss for the year						(30,704)		(30,704)
Stock-based compensation expense					2,460			2,460
Issued pursuant to exercise of stock options			67,830	595	(415)	(3)		177
Issuance of warrants					100			100
Balance as of December 31, 2017	—	$—	17,998,420	$173,841	$36,471	$(173,388)	$(990)	$35,934
Net loss for the period						(25,939)		(25,939)
Issuance of common shares, net of issuance costs (note 9a)			9,540,000	$102,842				102,842
Issued (cancelled) pursuant to exchange agreement (note 9b)	2,868,000	21,825	(2,868,000)	(21,825)				—
Conversion of preferred shares to common shares (note 9b)	(1,300,000)	(9,893)	1,300,000	9,893				—
Cancelled pursuant to termination of collaboration agreement (note 9c)			(1,000,000)	(4,470)				(4,470)
Stock-based compensation expense					1,989			1,989
Issued pursuant to exercise of stock options and warrants			217,021	1,374	(1,112)			262
Issuance of warrants					538			538
Balance as of September 30, 2018	1,568,000	$11,932	25,187,441	$261,655	$37,886	$(199,327)	$(990)	$111,156
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(25,939)	$(22,639)
Items not involving cash:
Depreciation	445	502
Amortization of discount on term loan	156	—
Stock-based compensation	2,050	1,643
Unrealized foreign exchange (gain) loss	269	(1,585)
Gain on termination of collaboration agreement (note 9c)	(4,398)	—
Changes in operating assets and liabilities:
Accounts receivable	255	77
Prepaid expenses, and other current assets	(1,469)	243
Prepaid expenses, long term	230	190
Accounts payable and accrued expenses	919	(319)
Net cash used in operating activities	(27,482)	(21,888)

Investing activities:
Purchases of property, plant and equipment	(337)	(252)
Purchase of marketable securities	(50,130)	(22,281)
Proceeds from marketable securities	34,036	41,024
Net cash provided by (used in) investing activities	(16,431)	18,491

Financing activities:
Proceeds from issuance of refinanced term loan, net of issuance costs (note 8)	8,453	—
Issuance of common shares, net of issuance costs (note 9a)	102,842	—
Issuance of common shares pursuant to exercise of stock options	262	177
Net cash provided by financing activities	111,557	177
Effect of exchange rate changes on cash and cash equivalents	(168)	813
Increase (decrease) in cash and cash equivalents	67,476	(2,407)
Cash and cash equivalents, beginning of period	20,486	17,095
Cash and cash equivalents, end of period	$87,962	$14,688

Supplemental disclosures:
Interest paid	$338	$—
Interest received	518	544
Supplemental disclosures of non-cash transactions:
Fair value of stock options and warrants exercised on a cashless basis	1,112	25
Issuance of preferred shares in exchange for common shares (note 9b)	21,825	—
Conversion of preferred shares to common shares (note 9b)	9,893	—
Termination of Teva agreement through cancellation of common shares (note 9c)	4,470	—

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.	Nature of the business:

Xenon Pharmaceuticals Inc. (the “Company”), incorporated in 1996 under the British Columbia Business Corporations Act and continued federally in 2000 under the Canada Business Corporation Act, is a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders. Building upon its extensive knowledge of human genetics and diseases caused by mutations in ion channels, known as channelopathies, the Company is advancing a novel product pipeline of neurology therapies to address areas of high unmet medical need, such as epilepsy, migraine and pain.

The Company has incurred significant operating losses since inception. As of September 30, 2018, the Company had an accumulated deficit of $199,327 and a $25,939 net loss for the nine months ended September 30, 2018. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

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

The Company has one wholly-owned subsidiary as of September 30, 2018, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2018 and 2017 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the policy described in note 3 below.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities. The update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. The Company plans to adopt the standard on January 1, 2019 and can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. The Company has identified one operating lease for its premises which will be subject to the new guidance and will be recognized as an operating lease liability and right-of-use asset upon adoption.

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

For the three and nine month periods ended September 30, 2018, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period. For the three and nine months ended September 30, 2017, 2,214,110 and 2,128,751 stock options, respectively, were excluded from the calculation of diluted net loss per common share as their inclusion would be anti-dilutive. No warrants or convertible preferred shares were outstanding during the three and nine months ended September 30, 2017.

The following table sets out the computation of basic and diluted net loss per common and preferred share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Numerator:	Common Shares	Preferred Shares	Common Shares	Preferred Shares	Common Shares	Preferred Shares	Common Shares	Preferred Shares
Allocation of loss attributed to shareholders
Basic	$(12,762)	$(1,621)	$(7,742)	$—	$(23,433)	$(2,506)	$(22,639)	$—
Adjustment for change in fair value of liability classified stock options	—	—	(20)	—	—	—	(182)	—
Diluted	$(12,762)	$(1,621)	$(7,762)	$—	$(23,433)	$(2,506)	$(22,821)	$—
Denominator:
Weighted average number of shares:
Basic	20,306,298	2,579,111	17,998,420	—	17,472,403	1,868,815	17,980,608	—
Adjustment for dilutive effect of stock options	—	—	11,559	—	—	—	19,458	—
Diluted	20,306,298	2,579,111	18,009,979	—	17,472,403	1,868,815	18,000,066	—
Net loss attributable to shareholders per share - basic	$(0.63)	$(0.63)	$(0.43)	$—	$(1.34)	$(1.34)	$(1.26)	$—
Net loss attributable to shareholders per share - diluted	$(0.63)	$(0.63)	$(0.43)	$—	$(1.34)	$(1.34)	$(1.27)	$—
6.	Fair value of financial instruments:

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

7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017
Trade payables	$959	$1,253
Employee compensation, benefits, and related accruals	1,180	1,017
Consulting and contracted research	1,797	817
Professional fees	415	252
Other	62	44
Total	$4,413	$3,383
8.	Term loan:

In December 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) under which the Company was funded an initial tranche of $7,000. In June 2018, the Company entered into a First Loan Modification Amendment (the “Modification”) to the Loan Agreement (together, the “Modified Loan Agreement”), pursuant to which the Bank accelerated the availability of a second tranche of $5,000 which was funded on the date of the Modification. Amounts funded under the Modified Loan Agreement were interest-only until September 30, 2018 or, subject to the achievement of certain clinical milestones (the “Interest-Only Milestone”), March 31, 2019. Following the expiration of the interest-only period, the first tranche was payable in 30 equal monthly installments or, if the Interest-Only Milestone was achieved, 24 equal monthly installments of principal plus interest, maturing on March 31, 2021. The second tranche was payable in 24 equal monthly installments or, if the Interest-Only Milestone was achieved, 18 equal monthly installments of principal plus interest, maturing on September 30, 2020. The interest and payment terms of the third and final tranche, if borrowed, remained unchanged from the Loan Agreement. The Modification did not amend the Loan Agreement’s interest provisions.

In August 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with the Bank, pursuant to which the Bank agreed to extend a term loan to the Company with a principal amount of $15,500 (the “Term Loan”). The Term Loan was used to repay in full outstanding borrowings of $12,000 under the Modified Loan Agreement and a payment of $485, which represented the current portion of the final payment fee due under the Modified Loan Agreement, as well as for working capital and other general corporate purposes, including the advancement of the Company’s clinical development programs. The Term Loan accrues interest at a floating per annum rate of 0.5% above the prime rate, which is payable monthly commencing in September 2018. The Term Loan is interest-only until March 31, 2020, followed by 30 equal monthly installments of principal plus interest, maturing on September 1, 2022. In addition, the Company is required to pay a final payment fee of 6.5% of the Term Loan on the date on which the term loan is prepaid, paid or becomes due and payable in full.

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

At September 30, 2018, the Company determined the effective interest rate on the Amended and Restated Loan Agreement with the Bank to be 9.29% (December 31, 2017 – 9.25%). Amortization of the debt discount was a recovery of $8 and expense of $156 for the three and nine months ended September 30, 2018, respectively. Interest payments are made monthly.

Interest expense was $678 and $1,037 for the three and nine months ended September 30, 2018, respectively.

The outstanding loan and unamortized debt discount balances as of September 30, 2018 in accordance with the repayment terms under Amended and Restated Loan Agreement are as follows:

September 30,
2018
Term loan	$15,500
Less: unamortized discount on loan	(657)
Less: current portion	—
Accrued portion of final payment fee	43
Loan payable, long-term	$14,886

Scheduled principal payments on outstanding debt, excluding the final payment fee of $1,008, as of September 30, 2018 in accordance with the repayment terms under Amended and Restated Loan Agreement, are as follows:

2018	$—
2019	—
2020	5,167
2021	6,200
2022	4,133
Total	$15,500

The Amended and Restated Loan Agreement contains customary representations and warranties, events of default (including an event of default upon the occurrence of a material impairment on the Bank’s security interest over the collateral, and a material adverse change of the Company) and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 5.0% above the otherwise applicable interest rate. The Company is in compliance with these covenants at September 30, 2018.

In connection with the Modification, the number of common shares exercisable pursuant to the warrant issued to the Bank in December 2017 under the Loan Agreement (the “December 2017 Warrant”) increased by 36,008 common shares. The relative fair value of the additional common shares exercisable pursuant to the December 2017 Warrant was $247 and was classified in equity. With this increase, the December 2017 Warrant allowed the Bank to purchase a total of 86,419 of the Company’s common shares at a price per common share of $2.43. The December 2017 Warrant was immediately exercisable, had a 10-year term, and contained a cashless exercise provision. In connection with the entry into the Amended and Restated Loan Agreement, the final tranche under the Modified Loan Agreement would not be advanced and the maximum number of common shares exercisable pursuant to the December 2017 Warrant was fixed at 86,419 at a price per common share of $2.43. In September 2018, the Company issued 72,325 common shares for the cashless exercise of the December 2017 Warrant.

In connection with the Amended and Restated Loan Agreement, the Company issued a new warrant to the Bank to purchase 40,000 of the Company’s common shares at a price per common share of $9.79. The warrant is immediately exercisable, has a 10-year term and contains a cashless exercise provision.

9.	Share capital:
(a)	Financing:

In May 2018, the Company entered into an at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Incorporated (“Stifel”) to sell common shares of the Company having aggregate gross proceeds of up to $30,000, from time to time, through an “at-the-market” equity offering program under which Stifel would act as sales agent. As of September 30, 2018, the Company had sold 3,440,000 common shares under the sales agreement for proceeds of approximately $29,200, net of commissions paid, but excluding estimated transaction expenses.

In July 2018, the Company entered into an at-the-market equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel, to sell common shares of the Company having aggregate gross proceeds of up to $50,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agent. As of September 30, 2018, the Company had sold 1,600,000 common shares under the sales agreement for proceeds of approximately $14,820, net of commissions paid, but excluding estimated transaction expenses. In connection with the Company’s entry into the July 2018 sales agreement with Jefferies and Stifel, the May 2018 sales agreement was mutually terminated by the Company and Stifel.

In September 2018, the Company entered into an underwriting agreement with Jefferies and Stifel, relating to an underwritten public offering of 4,500,000 common shares sold by the Company at a public offering price of $14.00 per common share. The Company received net proceeds of $59,220, net of underwriting discounts and commissions, but before offering expenses. In connection with the Company’s entry into the September 2018 underwriting agreement with Jefferies and Stifel, the July 2018 sales agreement was mutually terminated by the Company, Jefferies and Stifel.

(b)	Exchange agreement with certain funds affiliated with BVF Partners L.P. (collectively, “BVF”):

In March 2018, the Company and BVF entered into an exchange agreement pursuant to which the Company issued to BVF 2,868,000 Series 1 Preferred Shares in exchange for 2,868,000 common shares which were subsequently cancelled by the Company.

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

In September 2018, BVF converted 1,300,000 Series 1 Preferred Shares in exchange for an equal number of common shares of the Company.

(c)	Termination of collaboration agreement with Teva Pharmaceuticals International GmbH and Teva Canada Limited (together, “Teva”):

In March 2018, the Company and Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended. In connection with the termination, Teva returned and the Company cancelled 1,000,000 common shares that were owned by Teva. Pursuant to the terms of the termination agreement, Teva also agreed to return, license or assign to the Company certain intellectual property, including certain patent rights and will transfer regulatory filings related to TV-45070 to the Company. The termination agreement requires the Company to pay a low single-digit percentage royalty to Teva based on net sales of approved products, if any, resulting from any continued development and commercialization of TV-45070 by the Company during the period that assigned or licensed patents cover such products. To date, no such sales have occurred.

The Company recorded a gain on the termination of the collaboration agreement of $4,398, net of direct costs incurred in connection with the termination and cancellation of 1,000,000 common shares, based on the estimated fair value represented by the market price of the common shares prior to the closing of the transaction.

(d)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Outstanding, beginning of period	2,831,985	2,276,897	2,339,905	1,910,823
Granted	12,000	1,050	698,450	447,550
Exercised(1)	(119,129)	—	(237,848)	(71,006)
Forfeited, cancelled or expired	(42,593)	(70,567)	(118,244)	(79,987)
Outstanding, end of period	2,682,263	2,207,380	2,682,263	2,207,380
Exercisable, end of period	1,471,329	1,417,660	1,471,329	1,417,660

(1)

During the nine months ended September 30, 2018, 41,507 stock options were exercised for the same number of common shares for cash (nine months ended September 30, 2017 – 63,425). In the same period, the Company issued 103,189 common shares (nine months ended September 30, 2017 – 4,405) for the cashless exercise of 196,341 stock options (nine months ended September 30, 2017 – 7,581).

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average risk-free interest rate	2.81%	1.99%	2.79%	2.41%
Expected volatility	76%	81%	75%	81%
Average expected term (in years)	6.27	6.50	7.39	7.48
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$8.75	$2.01	$3.70	$6.10

10.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

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

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from Valeant Pharmaceuticals Luxembourg S.a.r.l., an indirect subsidiary of Bausch Health Companies Inc. (together with Valeant Pharmaceuticals Ireland Limited, “Bausch Health”) and the Company has assumed certain financial responsibilities under that agreement. Under the terms of the agreement, the Company paid an upfront fee of $350 and milestone payments in 2017 totaling $700, which were expensed as research and development.

In September 2018, the Company entered into a milestone and royalty buy-out agreement with Bausch Health under which all potential clinical development, regulatory and sales-based milestones and royalties on commercial sales with respect to XEN1101 that may become owed to Bausch Health under the asset purchase agreement were terminated in exchange for a one-time payment of $6,000 which was expensed in the period.

Future potential payments to 1st Order include $500 in clinical development milestones, up to $6,000 in regulatory milestones, and $1,500 in other milestones, which may be payable pre-commercially. There are no royalty obligations to 1st Order.

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

In March 2018, the Company and BVF entered into an exchange agreement pursuant to which the Company issued 2,868,000 Series 1 Preferred Shares in exchange for 2,868,000 common shares which were subsequently cancelled by the Company. Prior to the closing of the transactions contemplated in the exchange agreement, BVF held a number of common shares representing approximately 19.9% of the Company’s then outstanding common shares. For additional information regarding the Series 1 Preferred Shares, refer to note 9b.

(b)	Termination of collaboration agreement with Teva:

In March 2018, the Company and Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended. In connection with the termination, the Company cancelled 1,000,000 common shares that were owned by Teva. Prior to the share cancellation, Teva owned more than 5% of the Company’s outstanding common shares. For additional information regarding the termination agreement and the share cancellation, refer to note 9c.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements and supporting assumptions include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our ability to advance XEN007, XEN496 and potentially other future product candidates directly into Phase 2 or later stage clinical trials;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to discover genes and drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders. Building upon our extensive knowledge of human genetics and diseases caused by mutations in ion channels, known as channelopathies, we are advancing a novel product pipeline of neurology therapies to address areas of high unmet medical need, such as epilepsy, migraine and pain.

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

Our clinical development pipeline includes:

•

XEN496 (active ingredient ezogabine) is a Kv7 potassium channel modulator being developed for the treatment of KCNQ2 epilepsy. Ezogabine was previously approved by the U.S. Food and Drug Administration, or FDA, as an anti-epileptic drug, or AED, as an adjunctive treatment for adults with focal seizures with or without secondary generalization. We believe published case reports where physicians have used ezogabine in infants and young children with KCNQ2 epileptic encephalopathy, or KCNQ2-EE (also known as EIEE7), indicate that XEN496 may be efficacious in this often hard-to-treat pediatric patient population. We have received orphan drug designation, or ODD, from the FDA for XEN496 as a treatment of KCNQ2-EE. After consulting with clinical experts and patient advocacy groups, we submitted a pre-IND briefing package to the FDA that outlined the proposed clinical development plans for XEN496. In response, the FDA indicated that it was acceptable to study XEN496 in infants and children up to 4 years old, and that a single pivotal trial in approximately 20 patients may be considered adequate in order to demonstrate XEN496’s efficacy in KCNQ2-EE. We are currently working on a pediatric-specific formulation for XEN496 to support a Phase 3 clinical trial initiation in approximately mid-2019. We have established a steering committee made up of key opinion leaders in the pediatric and KCNQ2 epilepsy fields to help guide the clinical development of XEN496. With input from this steering committee on the proposed trial design, dosing, and endpoints, the protocol development for the XEN496 Phase 3 clinical trial is currently being finalized, and an investigational new drug application is expected to be submitted in the first half of 2019;

•

XEN1101 is a Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. We have completed enrollment in a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of both single ascending doses, or SAD, and multiple ascending doses, or MAD, using a powder-in-capsule formulation of XEN1101 in healthy subjects. The XEN1101 Phase 1 clinical trial includes a pharmacodynamic read-out from a transcranial magnetic stimulation, or TMS, study, designed to assess XEN1101’s ability and potency to modulate cortical excitability, thereby demonstrating activity in the target CNS tissue. Interim Phase 1 clinical trial results presented in May 2018 and August 2018 showed pharmacokinetic data confirming a half-life consistent with once daily dosing, drug exposure levels at doses tested above the EC50 in preclinical models, and safety data supporting further development of XEN1101.

In August 2018, we disclosed data from the completed XEN1101 Phase 1b TMS study that demonstrated XEN1101 has an ability to inhibit cortical excitability, an important CNS effect observed with certain approved AEDs. The completed Phase 1b TMS study was a double-blind, placebo-controlled, randomized cross-over study in 20 healthy male subjects and was initiated based on positive results from a Phase 1a pilot TMS study in 8 healthy subjects. Consistent with the Phase 1a TMS pilot study, in the Phase 1b TMS study, XEN1101 reduced corticospinal excitability, as demonstrated by a concentration dependent elevation in resting motor threshold, or RMT, the key TMS-EMG measure. In the TMS-EEG portion of the study, XEN1101 statistically significantly modulated TMS-evoked potentials, or TEPs, in a manner consistent with reductions in cortical excitability, potentially showing a unique “fingerprint” of activity as anticipated based on studies with other AEDs. XEN1101 has been shown to be generally well tolerated with all adverse events, or AEs, reported as mild or moderate and reversible. There were no withdrawals, serious AEs, or deaths. We plan to publish the complete XEN1101 Phase 1 clinical trial results at the upcoming American Epilepsy Society, or AES, meeting and we anticipate initiating a Phase 2 clinical trial evaluating XEN1101 as a treatment for adult focal seizures in the fourth quarter of 2018;

•

XEN901 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy. In February 2018, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate XEN901’s safety, tolerability and pharmacokinetics in both SAD and MAD cohorts. Interim results disclosed in May 2018 and August 2018 demonstrate favorable pharmacokinetic data that showed dose proportionality and supported twice daily or better dosing. The multiple dose levels tested yielded drug exposure above the efficacy range required to achieve EC70 in pre-clinical models. Based on experience with TMS in the XEN1101 studies, we, along with our collaborators at King’s College, are exploring the use of the TMS assay in a small subset of subjects in the ongoing XEN901 Phase 1 clinical trial. An update of the XEN901 Phase 1 clinical trial is anticipated in the fourth quarter of 2018 at the upcoming AES meeting, and we expect to initiate a Phase 2 clinical trial evaluating XEN901’s efficacy as a treatment for adult focal seizures or for rare, pediatric forms of epilepsy as soon as feasible thereafter depending on planned discussions with regulatory agencies in the near term;

•

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel inhibitor that directly modulates Cav2.1. Flunarizine has been used outside of the U.S. in the prevention of chronic migraine and in case studies, it has been reported to have clinical benefit in other neurological disorders, including hemiplegic migraine, or HM. We have received ODD from the FDA for XEN007 for the treatment of HM. In addition, we have entered into key agreements in order to access regulatory files and manufacturing support to potentially enable the accelerated clinical development of XEN007 directly into a Phase 2 clinical trial. We are currently evaluating various development strategies for XEN007, including the support of physician-sponsored clinical trials in different neurological disorders; and

•

We have an ongoing collaboration with Genentech focused on developing novel, oral, selective Nav1.7 inhibitors for the treatment of pain. After completing an analysis of additional pre-clinical studies with GDC-0310 and reviewing the totality of data available, Genentech has decided to discontinue further clinical development of GDC-0310 and elected to focus its future Nav1.7 development efforts on back-up molecules.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For the nine months ended September 30, 2018, we recognized no revenue. This compares to $0.3 million for the nine months ended September 30, 2017, consisting primarily of funding from our collaborators.

We had a net loss of $25.9 million for the nine months ended September 30, 2018 and an accumulated deficit of $199.3 million as of September 30, 2018, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations and we do not expect to have sustained profitability for the foreseeable future.

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

Recent Developments

In September 2018, we signed an agreement with Valeant Pharmaceuticals Luxembourg S.a.r.l. and Valeant Pharmaceuticals Ireland Limited, or together, Bausch Health, to buy out all future milestone payments and royalties owed to Bausch Health with respect to XEN1101, including up to $39.6 million in potential clinical development, regulatory and sales-based milestones and a mid-to-high single digit percentage royalty on commercial sales in exchange for a one-time payment of $6.0 million.

Also in September 2018, we completed an underwritten public offering of 4,500,000 common shares at a public offering price of $14.00 per common share for proceeds of $59.2 million, net of underwriting discounts and commissions, but before offering expenses. In connection with our entry into the underwriting agreement, we and Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, mutually terminated our July 2018 at-the-market equity offering sales agreement effective as of September 12, 2018.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. We have not generated any significant royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever.

For the three and nine months ended September 30, 2018 and 2017, we did not recognize significant revenue from our collaboration agreements.

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

As of September 30, 2018, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$6,240	$7,164	$17,228	$19,176
General and administrative	1,938	1,744	6,354	5,643
Buy-out of future milestones and royalties	6,000	—	6,000	—
Total operating expenses	$14,178	$8,908	$29,582	$24,819

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

Buy-out of future milestones and royalties

In September 2018, we entered into a milestone and royalty buy-out agreement with Bausch Health under which all potential clinical development, regulatory and sales-based milestones and royalties on commercial sales with respect to XEN1101 that may become owed to Bausch Health were terminated in exchange for a one-time payment of $6.0 million which was expensed in the period.

Other Income (Expense)

Interest Income. Interest income consists of income earned on our cash and investment balances. Our interest income has not been significant due to the levels of cash and investment balances and low interest earned on such balances. We anticipate that our interest income will continue to fluctuate depending on our cash and investment balances and interest rates.

Interest Expense. Interest expense consists of accrual of the final payment fee, amortization of debt discounts, and interest charged on our borrowings with Silicon Valley Bank, or the Bank, which accrue interest at a floating per annum rate of 0.5% above the prime rate. During the nine months ended September 30, 2018, we also recorded a charge of $0.3 million related to the unaccrued amount of the final payment fee due in connection with entering into our amended and restated loan and security agreement. For additional information regarding our amended and restated loan and security agreement with the Bank, see “—Contractual Obligations and Commitments—Term Loan” below.

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

During the nine months ended September 30, 2018, we had the following change in our critical accounting policies:

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

There have been no other significant or material changes in our critical accounting policies and significant judgements and estimates during the nine months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2017 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 7, 2018. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the three and nine months ended September 30, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2018 vs. 2017	Nine Months Ended September 30,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Collaboration revenue	$—	$264	$(264)	$—	$295	$(295)
Research and development expenses	6,240	7,164	(924)	17,228	19,176	(1,948)
General and administrative expenses	1,938	1,744	194	6,354	5,643	711
Buy-out of future milestones and royalties	6,000	—	6,000	6,000	—	6,000
Other:
Interest income	325	124	201	558	382	176
Interest expense	(678)	—	(678)	(1,037)	—	(1,037)
Foreign exchange gain (loss)	148	778	(630)	(276)	1,503	(1,779)
Gain on termination of collaboration agreement	—	—	—	4,398	—	4,398
Net loss	$(14,383)	$(7,742)	$(6,641)	$(25,939)	$(22,639)	$(3,300)

Revenue

We did not recognize any revenue for the three and nine months ended September 30, 2018 compared to $0.3 million for the three and nine months ended September 30, 2017. The decrease as compared to the same periods in 2017 was primarily due to a $0.25 million milestone payment recognized in July 2017 under the March 2014 genetics collaborative agreement with Genentech.

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2018 vs. 2017	Nine Months Ended September 30,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
XEN1101 expenses	2,942	1,450	1,492	6,383	2,601	3,782
XEN901 and Nav1.6 pre-clinical and discovery expenses	2,405	2,437	(32)	8,282	8,232	50
Pre-clinical, discovery and other program expenses	889	3,264	(2,375)	2,559	6,780	(4,221)
XEN801 expenses	4	13	(9)	4	1,563	(1,559)
Total research and development expenses	$6,240	$7,164	$(924)	$17,228	$19,176	$(1,948)

Research and development expenses decreased by $0.9 million and $1.9 million in the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively. These decreases were primarily attributable to decreased spending on pre-clinical, discovery and other internal program expenses, and XEN801, a product candidate which is no longer being developed. These decreases were partially offset by increased spending on our XEN1101 product candidate, which was acquired in April 2017.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2018 vs. 2017	Nine Months Ended September 30,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
General and administrative expenses	$1,938	$1,744	$194	$6,354	$5,643	$711

General and administrative expenses increased by $0.2 million and $0.7 million in the three and nine months ended September 2018 as compared to the three and nine months ended September 30, 2017, respectively. For the three months ended September 30, 2018, the increase in general and administrative expenses was primarily attributable to increased stock-based compensation, corporate affairs and intellectual property expenses.

For the nine months ended September 30, 2018, the increase in general and administrative expenses was primarily attributable to increased stock-based compensation expense, legal and recruitment fees, partially offset by decreased costs for business development activities.

Other Operating Expenses

The following table summarizes other operating expenses for the three and nine months ended September 30, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2018 vs. 2017	Nine Months Ended September 30,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Buy-out of future milestones and royalties	$6,000	$—	$6,000	$6,000	$—	$6,000

Other operating expenses increased by $6.0 million in the three and nine months ended September 2018 as compared to the three and nine months ended September 30, 2017. The increase is due to a one-time payment of $6.0 million to Bausch Health for the buy-out of all future milestone payments and royalties owed to Bausch Health with respect to the XEN1101 program.

Other Income (Expense)

The following table summarizes our other income for the three and nine months ended September 30, 2018 and 2017 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2018 vs. 2017	Nine Months Ended September 30,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Other income (expense):	$(205)	$902	$(1,107)	$3,643	$1,885	$1,758

Other income decreased by $1.1 million and increased $1.8 million in the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively. For the three months ended September 30, 2018, the decrease in other income was primarily driven by interest expense incurred on our term loan and a change in foreign exchange gains and losses arising largely from the translation of cash and cash equivalents and marketable securities denominated in Canadian dollars to U.S. dollars. During the three month periods ended September 30, 2018 and 2017, we recorded foreign exchange gains of $0.1 million and $0.8 million due to a 2% increase and 4% increase in the value of the Canadian dollar, respectively.

For the nine months ended September 30, 2018, the increase in other income was primarily driven by a $4.4 million gain on the termination of the collaboration agreement with Teva, partially offset by a change in foreign exchange gains and losses and interest expense incurred on our term loan. We recorded a foreign exchange loss of $0.3 million in the nine months ended September 30, 2018 as compared to a $1.5 million foreign exchange gain for the same period in 2017, largely due to a 3% decrease as compared to an 8% increase in the value of the Canadian dollar, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and government funding. As of September 30, 2018, we had cash and cash equivalents and marketable securities of $127.1 million. In December 2017, we entered into a loan and security agreement with the Bank pursuant to which we borrowed an aggregate principal amount of $12.0 million. In August 2018, we entered into an amended and restated loan and security agreement with the Bank providing for a term loan to us with an aggregate principal amount of $15.5 million, proceeds from which will be used in part to refinance the amounts borrowed under the December 2017 loan and security agreement. For additional information regarding our amended and restated loan and security agreement with the Bank, see “—Contractual Obligations and Commitments—Term Loan” below.

We have incurred significant operating losses since inception. We had a $25.9 million net loss for the nine months ended September 30, 2018 and an accumulated deficit of $199.3 million from inception through September 30, 2018. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, in May 2018, we entered into a sales agreement with Stifel, to sell our common shares having aggregate gross proceeds of up to $30.0 million, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent. As of September 30, 2018, we had sold an aggregate of 3,440,000 common shares under the May 2018 sales agreement for proceeds of approximately $29.2 million, net of commissions paid, but excluding estimated transaction expenses. Similarly, in July 2018, we entered into a sales agreement with Jefferies and Stifel to sell our common shares having aggregate gross proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agents. As of September 30, 2018, we had sold an aggregate of 1,600,000 common shares under the July 2018 sales agreement for proceeds of approximately $14.8 million, net of commissions paid, but excluding estimated transaction expenses. In connection with the entry into the July 2018 sales agreement, we and Stifel mutually terminated the May 2018 sales agreement effective as of July 11, 2018. In September 2018, we completed an underwritten public offering of 4,500,000 of our common shares at a public offering price of $14.00 per share for net proceeds of $59.2 million, net of underwriting discounts and commissions, but before offering expenses. In connection with the entry into the September 2018 underwriting agreement, we, Jefferies and Stifel mutually terminated the July 2018 sales agreement effective as of September 12, 2018.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(27,482)	$(21,888)
Net cash provided by (used in) investing activities	(16,431)	18,491
Net cash provided by financing activities	111,557	177

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities totaled $27.5 million, compared to $21.9 million for the same period in 2017. The increase in cash used in operating activities was primarily related to an increase in research and development expenses and interest paid on our term loan.

Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities totaled $16.4 million, compared to net cash provided by investing activities of $18.5 million for the same period in 2017. The change in cash provided by (used in) investing activities was driven by an increase in purchases of marketable securities, net of redemptions, in the nine months ended September 30, 2018 as compared to the same period in 2017.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities totaled $111.6 million, compared to $0.2 million for the same period in 2017. The increase in cash provided by financing activities was primarily related to approximately $102.8 million of net proceeds from the issuance of common shares as well as net proceeds of $8.5 million under the second tranche of our December 2017 loan and security agreement with the Bank and subsequent refinancing in August 2018.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2017 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 8, 2018.

As of September 30, 2018, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K other than the following:

In December 2017, we entered into a Loan and Security Agreement, or Loan Agreement with the Bank under which we were funded an initial tranche of $7.0 million. In June 2018, we entered into a First Loan Modification Agreement, or Modification, to the Loan Agreement, together the Modified Loan Agreement, pursuant to which the Bank accelerated the availability of a second tranche of $5.0 million which was funded in June 2018. Amounts funded under the Modified Loan Agreement were interest-only until September 30, 2018 or, subject to the achievement of certain clinical milestones, or the Interest-Only Milestone, March 31, 2019. Following the expiration of the interest-only period, the first tranche was payable in 30 equal monthly installments or, if the Interest-Only Milestone was achieved, 24 equal monthly installments of principal plus interest, maturing on March 31, 2021. The second tranche was payable in 24 equal monthly installments or, if the Interest-Only Milestone was achieved, 18 equal monthly installments of principal plus interest, maturing on September 30, 2020. The interest and payment terms of the third and final tranche, if borrowed, remained unchanged from the Loan Agreement. The Modification did not amend the Loan Agreement’s interest provisions.

On August 3, 2018, we entered into Amended and Restated Loan Agreement with the Bank, pursuant to which the Bank extended a term loan to us with a principal amount of $15.5 million (the “Term Loan”) which was used to repay in full outstanding borrowings of $12.0 million under the Modified Loan Agreement and a payment of $0.5 million, which represented the current portion of the final payment fee due under the Modified Loan Agreement, as well as for working capital and other general corporate purposes, including the advancement of our clinical development programs.

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

Outstanding Share Data

As of November 2, 2018, we had 25,240,348 common shares issued and outstanding and outstanding stock options to purchase an additional 2,683,595 common shares. In addition, we had 1,516,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 9b to our consolidated financial statements included in Part I, Item 1 of this report.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities. The update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. We plan to adopt the standard on January 1, 2019 and can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. We have identified one operating lease for our premises which will be subject to the new guidance and will be recognized as an operating lease liability and right-of-use asset upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $25.9 million for the nine months ended September 30, 2018 and an accumulated deficit of $199.3 million as of September 30, 2018, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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
•

make milestone or other payments under our in-license or other agreements, including, without limitation, payments to Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc. and other third parties;

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the nine months ended September 30, 2018, we incurred approximately $23.2 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

In December 2017, we entered into a loan and security agreement with Silicon Valley Bank pursuant to which we borrowed an aggregate principal amount of $12 million. In August 2018, we entered into an amended and restated loan and security agreement with Silicon Valley Bank providing for a term loan to us with an aggregate principal amount of $15.5 million, which amount was funded in August 2018. Proceeds from the principal amount borrowed in August 2018 were used in part to refinance the amounts borrowed under the December 2017 loan and security agreement and pay a $0.5 million final payment fee to Silicon Valley Bank in connection with the refinancing of the December 2017 loan and security agreement.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in May 2018, we entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated to sell up to $30.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Stifel, Nicolaus & Company, Incorporated acted as sales agent. As of September 30, 2018, we had sold an aggregate of 3,440,000 common shares under the May 2018 sales agreement for proceeds of approximately $29.2 million, net of commissions paid, but excluding estimated transaction expenses. We and Stifel, Nicolaus & Company, Incorporated mutually terminated the May 2018 sales agreement, effective as of July 11, 2018, in connection with our entry into the July 2018 sales agreement with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated on the same date. Pursuant to the July 2018 sales agreement, Jefferies LLC and Stifel, Nicolaus & Company, Incorporated acted as sales agents to sell our common shares having aggregate gross proceeds of up to $50.0 million. As of September 30, 2018, we had sold an aggregate of 1,600,000 common shares under the July 2018 sales agreement for proceeds of approximately $14.8 million, net of commissions paid, but excluding estimated transaction expenses. Effective September 12, 2018, we, Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, agreed to mutually terminate the July 2018 sales agreement. In September 2018, we completed an underwritten public offering of 4,500,000 of our common shares at a public offering price of $14.00 per share for net proceeds of $59.2 million, net of underwriting discounts and commissions, but before other offering expenses. We are also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we have borrowed an aggregate principal amount of $15.5 million. Our loan pursuant to the amended and restated loan and security agreement is secured by substantially all of our assets except intellectual property and the agreement requires us to comply with various affirmative and negative covenants. The incurrence of additional indebtedness would result in increased fixed payment obligations and, potentially, the imposition of additional restrictive covenants. Such additional covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of September 30, 2018, approximately 10% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings. From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

Risks Related to Our Business

We, or our collaborators, may fail to successfully develop our product candidates.

Our clinical product candidates, which include XEN1101 and XEN901, along with clinical product candidates we expect to enter clinical development, which include XEN496 and XEN007, and our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline in the market price of our common shares could result.

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

If XEN496, XEN1101 or XEN901 were approved for the treatment of epilepsy, we anticipate that they could potentially compete with each other and other anti-epileptic drugs, or AEDs. Commonly used AEDs include phenytoin, levetiracetam, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide and perampanel, among others. There are currently no FDA-approved treatments indicated for KCNQ2 epileptic encephalopathy (otherwise known as KCNQ2-EE or EIEE7) or for EIEE13, an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. We are not aware of other companies that are developing selective Nav1.6 inhibitors for the treatment of epilepsy. There are other AEDs in development that could potentially compete with XEN496, XEN1101 or XEN901, including products in development from UCB, Inc., Zogenix, Inc., GW Pharmaceuticals, Sage Therapeutics, Marinus Pharmaceuticals, Inc., SciFluor Lifesciences, Inc., Knopp Biosciences LLC, and Upsher-Smith Laboratories, Inc.

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

If we are not successful in discovering, acquiring or in-licensing product candidates in addition to XEN496, XEN1101, XEN901, and XEN007, our ability to expand our business and achieve our strategic objectives may be impaired.

We have built a product development pipeline by identifying product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates. To date, our internal discovery efforts have yielded multiple development candidates, including XEN901. Both our internal discovery efforts and our assessment of potential acquisition or in-licensing opportunities require substantial technical, financial and human resources, regardless of whether we identify any viable product candidates.

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

Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Any misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, officers, directors, agents and representatives, including consultants, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions, exclusion from participation in government healthcare programs, or the curtailment or restructuring of our operations.

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

A variety of risks associated with international operations could materially adversely affect our business.

If we engage in significant cross-border activities, we will be subject to risks related to international operations, including:

•	different regulatory requirements for initiating clinical trials and maintaining approval of drugs in foreign countries;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;
•	differing and multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in North America;
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

Our product candidates – including XEN1101 and XEN901 for the treatment of epilepsy– target novel molecular mechanisms. Regulatory authorities may require more extensive studies of the long-term effects of such product candidates for regulatory approval, which could delay development of our product candidates or our future product candidates based on novel mechanisms.

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

In the case of some of our product candidates, we are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and our clinical trials may use novel end points and measurement methodologies or subjective patient feedback, which adds a layer of complexity to our clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. Related to our collaboration with Genentech, clinical trials for pain are inherently difficult to conduct. The primary measure of pain is based on subjective patient feedback, which can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, from patient to patient, and from site to site within a clinical study. The placebo effect also tends to have a more significant impact in pain trials.

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

The limited patient populations in orphan and niche indications, such as KCNQ2-EE, EIEE13, and other early infantile epileptic encephalopathies, or EIEEs, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available for clinical trials. This means that we or our collaborators generally will have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for the potential treatment of hemiplegic migraine, has received orphan drug designation from the FDA. We have also received orphan drug designation from the FDA for XEN496, a drug we are evaluating for the treatment of KCNQ2-EE. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

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

Our target patient populations in orphan and niche indications, such as KCNQ2-EE and EIEE13, are relatively small. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed, or will significantly change, the way healthcare is financed by both governmental and private insurers. The Trump administration and Congress, through legislation, executive orders and other measures, has taken action to repeal and replace certain provisions of the PPACA. The impact of any such changes on us and the pharmaceutical industry as a whole is currently unknown. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. These and other health reform measures that are implemented may have a material adverse effect on our result of operations.

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

In the ordinary course, we engage with other biotechnology and pharmaceutical companies to discuss potential in-licensing, out-licensing, alliances and other strategic transactions.  We may seek to enter into these types of transactions to enhance and accelerate the development of our future product candidates and the commercialization of any resulting products. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish other collaborations or other alternative arrangements for any future product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaboration effort and/or third parties may view our product candidates as lacking the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees or licensors. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently some of the rights relating to the patent portfolio for novel Nav1.7 inhibitors are held by Genentech.

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

Under our existing license and other agreements, including those associated with our XEN1101 program, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential milestone payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

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

Our current and future operations in the U.S. and elsewhere will be subject, directly or indirectly, to applicable federal and state anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.

Healthcare providers, physicians and third-party payers in the U.S. and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current arrangements with health care providers and our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the collection, export, privacy, use and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

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

Risks Related to the Securities Markets and Ownership of Our Common Shares

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

In addition, in the future, we may issue additional common shares, preferred shares, or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise.  Any such issuance, could result in substantial dilution to our existing shareholders and could cause the market price of our common shares to decline.

Provisions in our corporate charter documents and Canadian law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management and/or limit the market price of our common shares.

Provisions in our articles and our by-laws, as well as certain provisions under the Canada Business Corporations Act, or CBCA, and applicable Canadian securities laws, may discourage, delay or prevent a merger, acquisition, tender offer or other change in control of us that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their common shares.  These provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares.  In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors.  Among other things, these provisions include the following:

•	shareholders cannot amend our articles unless such amendment is approved by shareholders holding at least two-thirds of the shares entitled to vote on such approval;
•	shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings; and
•

applicable Canadian securities laws generally require, subject to certain exceptions, a tender offer to remain open for 105 days and that more than 50% of the outstanding securities not owned by the offeror be tendered before the offeror may take up the securities.

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

We are governed by the corporate and securities laws of Canada which in some cases have a different effect on shareholders than the corporate laws of Delaware, U.S. and U.S. securities laws.

We are governed by the CBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the CBCA and Delaware General Corporation Law, or DGCL, that may have the greatest such effect include, but are not limited to, the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles) the CBCA generally requires a two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote; and (ii) under the CBCA holders of 5% or more of our shares that carry the right to vote at a meeting of shareholders can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL.

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

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations subsequently implemented by the SEC, the applicable Canadian securities regulators and Nasdaq impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel have and will continue to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it difficult and expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

As of September 30, 2018, stock options to purchase 2,682,263 of our common shares with a weighted-average exercise price of $6.99 per common share were outstanding and 1,568,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. On September 10, 2018, certain funds affiliated with BVF Partners L.P. exercised its conversion rights to convert 1,300,000 Series 1 Preferred Shares into the same number of common shares. The exercise of any of these stock options or conversion of the remaining Series 1 Preferred Shares would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Our management team has broad discretion as to the use of the net proceeds from previous public and private equity and debt financings and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our shareholders disagree.

We have broad discretion in the application of the net proceeds to us from previous equity and debt financings including the net proceeds we have received pursuant to our May 2018 “at-the-market” equity offering program with Stifel, Nicolaus & Company, Incorporated; the net proceeds we have received pursuant to our July 2018 “at-the-market” equity offering program with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated; the net proceeds from our August 2018 amended and restated loan and security agreement, pursuant to which we have borrowed an aggregate of $15.5 million of principal; and the net proceeds from our September 2018 public offering of common shares. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Item 2. Unregistered Sales of Equity Securities.

Sales of Unregistered Securities

On August 3, 2018, we issued Silicon Valley Bank a warrant to purchase 40,000 of our common shares at a price per share of $9.79; the warrant is immediately exercisable and will expire on August 3, 2028. The issuance of the warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering and exempt from the prospectus requirements under applicable Canadian securities laws as Silicon Valley Bank is an “accredited investor”, as such term is defined in section 1.1 of National Instrument 45-106 - Prospectus Exemptions.

On September 10, 2018, we issued an aggregate of 1,300,000 common shares to certain funds affiliated with BVF Partners L.P. upon the conversion of 1,300,000 Series 1 Preferred Shares held by such funds. The conversion was effected in accordance with the terms of our Series 1 Preferred Shares. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

On September 14, 2018, we issued 72,325 common shares to a warrant holder upon the exercise of an outstanding warrant to purchase an aggregate of 86,419 common shares pursuant to a net exercise mechanism under the warrant. The warrant had an exercise price of $2.43 per share. The issuance of the common shares upon exercise were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1	At-the-Market Equity Offering Sales Agreement, dated as of July 11, 2018, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	July 12, 2018

10.2	Warrant to Purchase Shares, dated August 3, 2018, by and between Xenon Pharmaceuticals Inc. and Silicon Valley Bank.	8-K	001-36687	4.1	August 7, 2018

10.3	Amended and Restated Loan and Security Agreement, dated August 3, 2018, by and among Xenon Pharmaceuticals Inc., Xenon Pharmaceuticals USA Inc. and Silicon Valley Bank.	8-K	001-36687	10.1	August 7, 2018

10.4	Milestone and Royalty Buy-Out Agreement, dated September 7, 2018, by and among Xenon Pharmaceuticals Inc., Valeant Pharmaceuticals Ireland Limited and Valeant Pharmaceuticals Luxembourg S.a.r.l.	8-K	001-36687	10.1	September 11, 2018

10.5†

Amended and Restated Amendment #7, dated September 27, 2018, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.

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

Date: November 6, 2018

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018

XENON PHARMACEUTICALS INC.

By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer
(Principal Financial and Accounting Officer)