Form 10-K
period 2018-12-31
Xenon Pharmaceuticals Inc.
filed 2019-03-06
CIK 1582313

604os

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36687

XENON PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in its Charter)

Canada	98-0661854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200-3650 Gilmore Way Burnaby, British Columbia	V5G 4W8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 484-3300

Securities registered pursuant to Section 12(b) of the Act: Common Shares, No Par Value; Common shares traded on The Nasdaq stock market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on The NASDAQ Stock Market on June 29, 2018, was approximately $147.5 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares of the Registrant outstanding as of March 1, 2019 was 25,751,266.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2018.

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including the Xenon logo and other trademarks or service marks of Xenon. Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

Item 1.Business

Overview

We are a clinical stage biopharmaceutical company committed to developing innovative therapeutics to improve the lives of patients with neurological disorders, including rare central nervous system, or CNS, conditions. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy.

To date, our pharmaceutical collaborations have generated in aggregate over $160.0 million in non-equity funding with the potential to provide us with future milestone payments, as well as royalties on product sales.

Our pipeline is summarized in the following figure, which shows our own proprietary product candidates and our partnered pain program with Genentech, a member of the Roche Group:

Our Strategy

Our goal is to build a self-sustaining, fully-integrated, and profitable company that discovers, develops and commercializes innovative CNS therapeutics.

Our strategy includes:

•	Focusing on orphan and niche disease market opportunities that we can independently develop and commercialize.
•	Selectively establishing additional partnerships enabling us to access large commercial indications while leveraging the benefits of those collaborations to expand our internal capabilities.
•	Further leveraging our discovery platform and insights into disease biology to identify additional product candidates.
•	Identifying external opportunities to expand our pipeline.

A significant focus of our discovery efforts has been on human channelopathies, enabling us to develop strong capabilities in small molecule ion channel drug discovery. Our ion channel discovery capability is founded upon our understanding of the genetics of channelopathies combined with our proprietary biology and medicinal chemistry assets and know-how.

While the pharmaceutical industry has shown significant interest in channelopathies, a general inability to target ion channels selectively with a pharmaceutical agent has been a limitation to the development of more effective or safer therapeutics. We believe we have developed a core competence in identifying and developing selective small-molecule ion channel modulators, and we believe we can use this know-how to develop a pipeline of novel ion channel inhibitors for diseases in areas of high unmet medical need. In addition, we have complemented our internal discovery capabilities by identifying external product candidates that target ion channels in the CNS for the treatment of neurological conditions.

Our Product Candidates

XEN496, A Kv7 Potassium Channel Modulator for the Treatment of KCNQ2 Epilepsy

We are developing XEN496 (active ingredient ezogabine), a Kv7 potassium channel modulator, for the treatment of KCNQ2 epilepsy. Ezogabine was previously approved by the U.S. Food and Drug Administration, or FDA, as an anti-epileptic drug, or AED, as an adjunctive treatment for adults with focal seizures with or without secondary generalization. We believe published case reports where physicians have used ezogabine in infants and young children with KCNQ2 epileptic encephalopathy, or KCNQ2-EE (also known as EIEE7), indicate that XEN496 may be efficacious in this often hard-to-treat pediatric patient population.

We received orphan drug designation, or ODD, from the FDA for XEN496 as a treatment of KCNQ2-EE. A steering committee made up of key opinion leaders in the KCNQ2-EE and pediatric epilepsy fields has been established to help guide the clinical development of XEN496. In response to our pre-IND briefing package submission, the FDA indicated that it was acceptable to study XEN496 in infants and children up to 4 years old, and that a single pivotal trial in approximately 20 patients may be considered adequate in order to demonstrate XEN496’s efficacy in KCNQ2-EE. We are currently finalizing a pediatric-specific formulation to complete pre-clinical formulation testing with a final drug product expected in the second quarter of 2019. We expect to file an Investigational New Drug, or IND, application in the third quarter of 2019, and, based on regulatory feedback, expect to initiate a Phase 3 clinical trial thereafter. This timeline is based on our assumption that the testing of our new XEN496 pediatric formulation in healthy adult volunteers will not be a regulatory requirement prior to initiating a Phase 3 clinical trial.

About KCNQ2-EE

KCNQ2 epileptic encephalopathy (KCNQ2-EE), otherwise known as EIEE7, is a rare, severe neurodevelopmental disorder with a significant seizure burden and profound developmental impairment. KCNQ2-EE is uniquely characterized by multiple, daily, refractory seizures presenting within the first week of life with a prominent tonic component and autonomic signs. Seizures are often accompanied by clonic jerking or complex motor behavior. The electroencephalogram, or EEG, at onset of the disease shows a burst suppression pattern later evolving into multifocal epileptiform activity. The infants usually develop a severe to profound intellectual disability with axial hypotonia which can be accompanied by limb spasticity. The seizure activity typically decreases with age with patients often becoming seizure free or experiencing more minor seizure burden by 3 to 5 years of age; however, thereafter seizures can reoccur in clusters. The intellectual disability and other co-morbidities are not reversed or improved with age and patients generally require life-long care. Patients are often non-verbal and some children may also have autistic features. Seizure-related bradycardia and oxygen desaturation with cyanosis have been observed, and are thought to contribute to the significant risk of Sudden Unexpected Death in Epilepsy, or SUDEP, in these children. KCNQ2-EE is rare, representing around 10% of patients with epileptic encephalopathy with onset in the first three months of life; however, the incidence of KCNQ2-EE is approximately 2.8/100,000 live births, which is roughly half the number of births of Dravet Syndrome, the most common genetic type of early infantile epileptic encephalopathy.

XEN1101, A Kv7 Potassium Channel Modulator for the Treatment of Epilepsy

We are developing XEN1101, a differentiated Kv7 potassium channel modulator, for the treatment of epilepsy and potentially other neurological disorders. We acquired XEN1101 from 1st Order Pharmaceuticals pursuant to an asset purchase agreement in April 2017. For a more detailed description of the terms of this agreement with 1st Order Pharmaceuticals, see “—Collaborations, Commercial and License Agreements” below.

The Kv7 potassium channel mechanism has been clinically validated with ezogabine, an earlier generation Kv7 modulator that was approved by the FDA as an adjunctive treatment for adults with focal seizures with or without secondary generalization. XEN1101’s unique composition is chemically designed to improve upon potency, selectivity and pharmacokinetics, or PK, of ezogabine, and is not expected to have ezogabine’s composition-specific tissue pigmentation effects.

Clinical Development

We announced final data from a XEN1101 Phase 1 clinical trial and the related transcranial magnetic stimulation, or TMS, studies at the American Epilepsy Society, or AES, Annual Meeting in December 2018. The objectives of the XEN1101 Phase 1 clinical trial were to evaluate the safety, tolerability and PK of both single ascending doses, or SAD, and multiple ascending doses, or MAD, using a powder-in-capsule formulation of XEN1101 in healthy subjects. The XEN1101 Phase 1 clinical trial also included a pharmacodynamics, or PD, read-out from TMS studies that were designed to assess XEN1101’s ability and potency to modulate cortical excitability, thereby demonstrating activity in the target CNS tissue. The XEN1101 Phase 1 results include data from six SAD cohorts ranging in dose from 5 to 30 mg (n=34, placebo=8), including a crossover food effect cohort (n=10) with a single 20 mg dose. MAD results included three cohorts ranging in once daily doses from 15 to 25 mg (n=18, placebo=6) including two cohorts of 15 mg evaluated in a fasted and fed state over 7 and 10 days, respectively, and one cohort of 25 mg evaluated in a fed state over 10 days. The PK profile of XEN1101 (including an effective half-life greater than 24 hours) supports a once-per-day dosing schedule with expected steady state in approximately one week without the need for titration. The majority of adverse events, or AEs, were mild or moderate, resolved spontaneously and were consistent with antiepileptic drugs of this class. Sedation (including somnolence and drowsiness) and dizziness (including light-headedness and presyncope) were the most common AEs, while mild cognitive effects (including memory and speech impairment) and blurred vision were also observed in a dose dependent manner. There were no SAEs, deaths, or clinically significant delayed ventricular repolarization or laboratory findings. Phase 1 results suggest that that XEN1101 is generally safe and well tolerated in the doses examined (single doses of up to 30 mg and multiple doses of up to 25 mg once daily).

The Phase 1b double-blind, placebo-controlled, randomized cross-over TMS study included 20 healthy male subjects. TMS measurements were taken at 2 and 4 hours for all subjects and, due to a prolonged absorption phase displayed by XEN1101, an additional TMS assessment time-point was added at 6 hours for a subset of subjects. Subjects were randomized initially to either a 20 mg dose of XEN1101 or placebo and then, after a one week wash-out period, crossed over to the other treatment arm. XEN1101 reduced corticospinal excitability, as demonstrated by a concentration dependent elevation in resting motor threshold, or RMT, the key TMS-EMG measure. RMT increased in proportion to XEN1101 plasma concentration showing a mean ± standard error of mean increase of 4.9 ± 0.7% (p<0.01) at 6 hours. Active motor threshold, or AMT, also increased in proportion to plasma concentration of XEN1101 with an increase of 2.0 ± 0.4% at 6 hours. In addition, XEN1101 statistically significantly modulated TMS-evoked EEG potentials, or TEPs, in a pattern consistent with reductions in cortical excitability. Relative to time-matched placebo, at peak plasma levels, XEN1101 decreased the amplitude of TEPs vs placebo at 25, 45 and 180 ms after the TMS pulse. Additional measures of cortical excitability including global mean field power were similarly impacted. XEN1101 also shifted the power spectra of resting state EEGs toward lower frequencies. This Phase 1b TMS study provides evidence of the CNS effects of a 20 mg dose of XEN1101 as indicated by suppression of cortical and corticospinal excitability, and helped with dose selection for our XEN1101 Phase 2b clinical trial.

Based on the encouraging Phase 1 and Phase 1b TMS data, we have initiated a Phase 2b clinical trial in adult patients with focal epilepsy. The Phase 2b clinical trial is designed as a randomized, double-blind, placebo-controlled, multicenter study to evaluate the clinical efficacy, safety and tolerability of XEN1101 administered as adjunctive treatment in adult patients with focal epilepsy. Approximately 300 patients will be randomized in a blinded manner to one of three active treatment groups or placebo in a 2:1:1:2 fashion (XEN1101 25 mg : 20 mg : 10 mg : Placebo). The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. An IND application for XEN1101 has been accepted by the FDA, and site selection and patient enrollment are now underway for the XEN1101 Phase 2b clinical trial in the United States, Canada and Europe. Depending upon the rate of enrollment, top-line results from the XEN1101 Phase 2b clinical trial are anticipated in the second half of 2020.

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

XEN901, A Selective Nav1.6 Sodium Channel Inhibitor for the Treatment of Epilepsy

We are developing XEN901, a potent, highly selective Nav1.6 sodium channel inhibitor, for the treatment of epilepsy. By selectively targeting Nav1.6, it is anticipated that XEN901 may achieve efficacy conferred by this well-validated epilepsy target, but with a potentially improved therapeutic index compared with currently available non-selective sodium channel inhibitors.

There is strong human genetic validation supporting the rationale for treating epilepsy by blocking the Nav1.6 sodium channel. Nav1.6 is the most highly expressed sodium channel in the excitatory pathways in the CNS. When mutations in the SCN8A gene, which encodes the Nav1.6 sodium channel, result in a gain of function in the Nav1.6 sodium channel, children can present with a very severe form of SCN8A Epileptic Encephalopathy, or SCN8A-EE, also known as EIEE13.

Clinical Development

In February 2018, we initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial to evaluate XEN901’s safety, tolerability and PK in both SAD and MAD cohorts of healthy adult subjects. We announced results from the XEN901 Phase 1 clinical trial and the related pilot TMS study at the AES Annual Meeting in December 2018.

The XEN901 final Phase 1 results include data from six SAD cohorts ranging in dose from 5 to 80 mg (n=30, placebo=10) and from four MAD cohorts ranging in dose from 15 mg twice daily to 75 mg once daily (n=23, placebo=7). A food effect cohort (n=9) was also conducted with single doses of XEN901 in fed and fasted states in a crossover design. In addition, XEN901’s effects on TMS measurements and EEG were assessed in two of the multiple dose cohorts. A tablet formulation of XEN901 was also assessed in a single dose cohort of 45mg (n=6; placebo=2) and a multiple dose cohort of 45mg twice daily (n=6; placebo=2). Favorable PK data show dose proportionality with predicted half-life of 8 to 11 hours suggesting that XEN901 could be compatible with a once or twice daily dosing regimen. The majority of AEs for the SAD, MAD, and food effect cohorts were deemed unrelated to XEN901, were mild or moderate, transient and resolved spontaneously. All AEs considered possibly related to XEN901 were mild; only muscle twitching, nausea and dizziness were reported in more than 1 subject. There have been no SAEs, deaths, or clinically significant ECG, vital signs or laboratory findings. The interim preliminary safety results suggest XEN901 is overall generally safe and well tolerated in the doses examined.

XEN901’s effects on TMS measurements and EEG were assessed in a subset of 8 subjects from the 50 and 75 mg once daily cohorts and compared to 3 placebo subjects. TMS measures were recorded at baseline and on Day 5/6. In this pilot study, XEN901 showed increases in RMT of 2.0% (versus 0.67% in placebo); increases in AMT of 2.25% (versus 0% in placebo); decrease in amplitude of TEP at 180 ms (P180), and an increase in delta power in the resting state EEG. The observed changes in TMS-EMG and TMS-EEG parameters suggest activity of XEN901 in the target CNS tissue in this exploratory pilot study.

The next steps for XEN901 include continued planning for Phase 2 or later clinical development to evaluate XEN901 as a treatment for adult focal seizures or for rare, pediatric forms of epilepsy, including SCN8A-EE patients, depending on feedback from planned discussions with regulatory agencies. We expect to receive regulatory feedback on the requirements to advance XEN901 into pediatric SCN8A-EE patients in the second quarter of 2019, and pediatric formulation development and juvenile toxicology studies are underway to support future pediatric development activities.

About SCN8A Epileptic Encephalopathy

SCN8A Epileptic Encephalopathy (SCN8A-EE), also known as EIEE13, is a rare, extremely severe, single-gene epilepsy caused by mutations in the SCN8A gene that result in a gain-of-function in the Nav1.6 sodium channel. SCN8A-EE typically presents with seizure onset between birth and 18 months of age. Most children diagnosed with SCN8A-EE have seizures that can occur multiple times a day and are often difficult to treat. Other symptoms include learning difficulties, muscle spasms, low or high muscle tone, poor coordination, developmental delay, and features similar to autism. The extent of physical disability leaves some children able to make little or no voluntary movement. Most children will have trouble learning to speak, and some will need assistance from feeding tubes to get the nourishment they need to grow. It is also believed that children and teenagers with SCN8A-EE are at risk for SUDEP.

XEN007, A CNS-acting Calcium Channel Modulator

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel modulator that modulates Cav2.1 and T-type calcium channels. Other reported mechanisms include dopamine, histamine and serotonin inhibition. Flunarizine is available in certain countries outside of the United States, and has been reported to have clinical benefit in treating migraine and other neurological disorders, including hemiplegic migraine, or HM, alternating hemiplegia of childhood, or AHC, vertigo, and as adjunctive treatment in certain epilepsies.

The FDA has granted a rare pediatric disease, or RPD, designation for the treatment of AHC with XEN007. We previously received ODD from the FDA for XEN007 for the treatment of both AHC and HM. In addition, we have entered into key exclusive licensing agreements in order to access regulatory files and drug product manufacturing, both of which may enable advanced clinical development of XEN007. Various development strategies for XEN007 are under consideration, including the support of at least one Phase 2 (or later stage) clinical trial in an orphan neurological indication, with initiation anticipated in 2019.

New Pipeline Opportunities

Given our expertise in ion channel drug discovery, our efforts are concentrated on the identification of ion channel targets where we believe novel modulators might represent significant therapeutic advances, with a particular focus on CNS-related orphan indications. We intend to expand our pipeline from our internal research efforts and through the acquisition or in-licensing of other product candidates.

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

Chronic pain conditions, such as severe cancer pain and neuropathic pain, are generally recognized as unmet medical needs providing potential commercial opportunities for a new oral pain drug. Currently available pain drugs often have either a lack of meaningful pain relief or dose limiting side effects for many patients. An orally administered, selective Nav1.7 inhibitor could present a novel mechanism for the treatment of moderate to severe pain as a single agent or in combination with existing analgesics that work through different mechanisms. We believe that the selective inhibition of Nav1.7 may lower the potential for dose-limiting central nervous system side-effects and allow for an improved side-effect profile for oral administration of such an inhibitor, which could potentially allow for the treatment of pain that has a central or deep tissue component, including cancer pain and neuropathic pain.

Genentech had been focused on the development of GDC-0310, but after completing an analysis of additional pre-clinical studies with GDC-0310 and reviewing the totality of data available, Genentech decided to discontinue further clinical development of GDC-0310 and elected to focus its future Nav1.7 development efforts on back-up molecules.

Additional Collaborative Work with Genentech

We formed a second collaboration with Genentech in March 2014 for pain genetics, with a focus on rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. We believe these phenotypes may unlock new key molecular regulators of pain signaling in humans, which we will seek to validate as targets for new pain drugs. In March 2017, the research term for this second collaboration agreement was extended until March 2018. Under that agreement, Genentech has paid us a $1.5 million upfront payment and two $0.25 million milestone payments related to the identification of novel pain targets in September 2015 and July 2017. For a more detailed description of the terms of our collaborations with Genentech, see “—Collaborations, Commercial and License Agreements” below.

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

Collaborations, Commercial and License Agreements

Asset Purchase Agreement with 1st Order Pharmaceuticals, Inc.

In April 2017, we entered into an asset purchase agreement with 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to which we acquired all rights with respect to XEN1101 (previously known as 1OP2198). 1st Order previously acquired 1OP2198 from Valeant Pharmaceuticals Luxembourg S.a.r.l., an indirect subsidiary of Bausch Health Companies Inc., together with Valeant Pharmaceuticals Ireland Limited, Bausch Health, and assumed certain obligations, including potential milestone and royalty payments. Under the terms of the asset purchase agreement, we paid 1st Order an upfront fee of approximately $0.4 million and a $0.7 million milestone in 2017 upon achieving a clinical development milestone.

In September 2018, we signed an agreement with Bausch Health to buy out all future milestone payments and royalties owed to Bausch Health with respect to XEN1101, including up to $39.6 million in potential clinical development, regulatory and sales-based milestones and a mid-to-high single digit percentage royalty on commercial sales in exchange for a one-time payment of $6.0 million. We remain responsible for future potential payments to 1st Order of $0.5 million in clinical development milestones, up to $6.0 million in regulatory milestones for multiple indications and $1.5 million in other milestones, which may be payable pre-commercially. There are no royalty obligations to 1st Order.

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

Under the terms of the agreement, Genentech paid us an upfront fee of $10.0 million, a $5.0 million milestone payment for the selection of a compound for development and an $8.0 million milestone payment upon the approval by Health Canada of a CTA. Genentech provided funding to us for certain of our full-time equivalents, or FTEs, performing the research collaboration plan, which concluded in December 2016. We are eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613.0 million, comprised of up to $45.5 million in pre-clinical and clinical milestone payments, up to $387.5 million in regulatory milestone payments, and up to $180.0 million in sales-based milestone payments for multiple products and indications. In addition, we are eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis. Our pre-commercial and commercial milestone payments and royalties may be subject to reductions based on the period in which the compound that is selected for development and commercialization was initially conceived.

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

Our collaborative research and license agreement with Genentech has been amended multiple times, in May 2015, November 2015, March 2016, May 2017, July 2018 and September 2018, to either extend the term of the research program or to provide us with greater flexibility in developing compounds that target Nav1.6. Pursuant to the current amendment, we have obtained a non-exclusive, irrevocable, perpetual, world-wide, sublicensable license under the know-how forming part of the Genentech intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make, use, sell, offer for sale, and import compounds from our Nav1.6 program that are above a certain potency threshold on Nav1.7 and products containing those compounds. Our license from Genentech includes commercialization rights but we are restricted from developing or commercializing our Nav1.6 compounds below a certain potency on Nav1.7 in the field of epilepsy and any of our Nav1.6 compounds, regardless of their potency on Nav1.7, in the field of pain. In exchange for the rights granted to us under this amendment, Genentech is eligible to receive a low single-digit percentage, tiered royalty on net sales of our Nav1.6 compounds, including XEN901, for a period of ten years from first commercial sale on a country-by-country basis. Pursuant to the amendment, we granted Genentech a royalty-free, non-exclusive, world-wide license under our Nav1.6 intellectual property to make, use, sell, offer for sale and import compounds below a certain potency on Nav1.7 and products containing those compounds for all uses and indications except epilepsy.

In March 2014, we entered into an additional agreement with Genentech for pain genetics, which focused on identifying genetic targets associated with rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. Pursuant to the terms of this agreement, any intellectual property arising out of the collaboration will be jointly owned by us and Genentech. We also granted Genentech a time-limited, exclusive right of first negotiation on a target-by-target basis to form joint drug discovery collaborations. Under the terms of this agreement, Genentech paid us an upfront payment of $1.5 million and two $0.25 million milestone payments related to the identification of novel pain targets in September 2015 and July 2017. Genentech’s time-limited, exclusive right of first negotiation, which was exercisable throughout the research term, expired at the same time as the agreement in March 2018. Despite such termination, we remain eligible for up to an additional $1.5 million in milestone payments.

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

Under the terms of the agreement, Merck had the option to obtain an exclusive license under certain intellectual property controlled by us to develop and commercialize compounds and products directed to targets in the research program, which has now expired. In June 2012, Merck exercised its option and paid us $2.0 million to obtain such a worldwide exclusive license to develop and commercialize compound inhibitors of a target that was identified using our discovery platform. Through December 31, 2018, we have received milestone payments and an option fee totaling $9.0 million, and we are eligible for further research, development and regulatory milestone payments of up to $64.0 million, comprised of $21.0 million in pre-clinical and clinical milestone payments and up to $43.0 million in regulatory milestone payments for products directed to the licensed target, as well as royalties from the mid to high single-digit range in countries where such products are covered by a valid composition or method of use claim of a Xenon or Merck patent or, if not covered by such claims, royalties in the mid single-digit range for ten years after first commercial sale of such products.

We have an option to co-fund the Phase 1 and first Phase 2 clinical trials of product candidates licensed by Merck by paying Merck 50% of such development costs. Such co-funding option is available at the IND-filing stage for the applicable product candidate. If we exercise our co-funding option then the maximum eligible milestone amounts due to us increase to $86.5 million and the royalties increase to the high single-digit to the low double-digit range.

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

Termination Agreement with Teva

On March 7, 2018, we and Teva Pharmaceuticals International GmbH and Teva Canada Limited, or together Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended, which subsequently closed on March 27, 2018. In connection with the termination, Teva returned and we cancelled 1,000,000 of our common shares that were owned by Teva. Pursuant to the terms of the termination agreement, Teva has also returned, licensed or assigned to us certain intellectual property, including certain patent rights and transferred regulatory filings related to TV-45070. The termination agreement requires us to pay a low single digit percentage royalty to Teva based on net sales of approved products, if any, resulting from any continued development and commercialization of TV-45070 by us or a sublicensee during the period that assigned or licensed patents cover such products. To date, no such sales have occurred.

Intellectual Property

As part of our business strategy, we generally file patent applications disclosing and claiming drug targets and their novel uses, novel compositions that modulate such targets, methods of making and using such compositions and various therapeutic formulations of such compositions that cover our product candidates. In some cases, we also file claims on screening assays as well as compositions and methods for use in diagnosing certain diseases. We generally file applications in the U.S., Canada, the European Union, or EU, and other commercially significant foreign jurisdictions. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

As of December 31, 2018, we owned, co-owned or licensed 30 issued U.S. patents and approximately 18 pending U.S. patent applications, including provisional and non-provisional filings. We also owned, co-owned or licensed an additional 106 pending and granted counterpart applications worldwide, including 24 country-specific validations of four European patents.

As of December 31, 2018, we owned two issued U.S. patents and one U.S. provisional patent application related to XEN1101, and methods of making and using XEN1101 and certain related compounds. The issued patents are expected to expire between 2028 and 2029 (absent any extensions of term). In addition, we have 13 foreign issued patents (exclusive of European patent national validations) and have six pending corresponding applications in various foreign jurisdictions relating to XEN1101 and certain related compounds.

As of December 31, 2018, we have filed a PCT international patent application and have an allowed U.S. non-provisional patent application directed to XEN901 and methods of making and using XEN901 and certain related compounds. Any patents issuing from these applications are expected to expire in 2037 (absent any extensions of term).

As of December 31, 2018, we have filed a PCT international patent application, a U.S. non-provisional patent application and three U.S. provisional patent applications directed to certain of our selective inhibitors of Nav1.6 (exclusive of XEN901), as well as methods of making and using the same. Any patents issuing from these applications are expected to expire between 2037 and 2039 (absent any extensions of term).

As of December 31, 2018, we, together with Genentech, co-owned four issued U.S. patents, seven pending U.S. patent applications, two foreign issued patents (exclusive of European patent national validations) and have filed 43 pending counterpart patent applications in various jurisdictions directed to Nav1.7 inhibitors, as well as methods of making and using the same. The issued patents, as well as any patents issuing from these applications are expected to expire between 2034 and 2037 (absent any extensions of term).

As provided for in our termination agreement with Teva, Teva assigned to us one issued U.S. patent, two pending U.S. patent applications (one of which has since issued as a U.S. patent) and a further two pending PCT international patent applications related to TV-45070 (one of which has since entered national phase in Australia, Canada, China, Europe, Japan, Israel and New Zealand). The issued U.S. patent assigned to us is expected to expire in 2036 (absent any extensions of term) and any patents issuing from the assigned applications are expected to expire in 2037 (absent any extensions of term). For a more detailed description of the terms of our termination agreement with Teva, see “—Collaborations, Commercial and License Agreements” above. Excluding the patents included in the terms of the termination agreement, as of December 31, 2018, we owned five issued U.S. patents related to TV-45070, and methods of making and using TV-45070 and certain related compounds. The issued patents are expected to expire between 2026 and 2033 (absent any extensions of term). In addition, we have nine foreign issued patents (exclusive of European patent national validations) and have filed two pending corresponding foreign applications relating to TV-45070 and certain related compounds.

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency, or EMA, Health Canada or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payers.

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

XEN496, XEN1101, and XEN901 for the Treatment of Epilepsy

If more than one of XEN496, XEN1101, or XEN901 were approved for the treatment of epilepsy, we anticipate that they could potentially compete with each other and other AEDs, which typically can be categorized into four classes by AED mechanism: modulation of voltage-gated ion channels, enhancement of GABA-mediated inhibitory neurotransmission, reduction of glutamate-mediated excitatory neurotransmission, and SV2A modulation. Commonly used AEDs include phenytoin, levetiracetam, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, perampanel and cannabidiol. There are currently no FDA-approved treatments specifically indicated for the early infantile epileptic encephalopathies KCNQ2-EE or SCN8A-EE; however, a number of different AEDs are currently used in these patient populations. We are not aware of other companies that are developing selective Nav1.6 inhibitors for the treatment of epilepsy. There are other AEDs in development that could potentially compete with XEN496, XEN1101 or XEN901, including products in development from UCB, Inc., Zogenix, Inc., Sage Therapeutics, Marinus Pharmaceuticals, Inc., Inc., Knopp Biosciences LLC, Upsher-Smith Laboratories, Inc., Insys Therapeutics Inc., Supernus Pharmaceuticals Inc., Eisai Co., Ltd., Ovid Therapeutics Inc., Sunovion Pharmaceuticals Inc., and Takeda Pharmaceutical Company Ltd.

Selective Inhibitors of Nav1.7 for the Treatment of Pain

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics, gabapentin, and pregabalin. We are also aware of development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Amgen Inc., AstraZeneca PLC, Biogen Inc., Bristol-Myers Squibb Company, Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, Merck, NeuroQuest Inc., Newron Pharmaceuticals SpA, Vertex Pharmaceuticals Inc., Voyager Therapeutics, Inc. and Chromocell Corporation in collaboration with its partner Astellas Pharma Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors, and Nav1.8 inhibitors.

Government Regulation

We are developing small-molecule product candidates, which are regulated as drugs by the FDA and equivalent regulatory authorities outside the U.S. Within the FDA, the Center for Drug Evaluation and Research, or CDER, regulates drugs. Drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal, provincial, state, local and foreign statutes and regulations. The FD&C Act and corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, advertising and other promotional practices involving drugs. FDA approval must be obtained before clinical testing of drugs is initiated, and each clinical study protocol for such product candidates is reviewed by the FDA prior to initiation in the U.S. FDA approval also must be obtained before marketing of drugs in the U.S. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, provincial, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

•	submission to the FDA of an NDA for drug products for marketing approval that includes substantial evidence of safety and efficacy based on large scale phase 3 clinical studies;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with good manufacturing practices, or GMP, to assure that the facilities, methods and controls are adequate to consistently manufacture the product pursuant to regulatory requirements;

•	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients that have the condition or disease being studied.

•

Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine a dose range and dosing schedule.

•

Phase 3. Clinical studies are undertaken to further evaluate dosing and dosing schedule, clinical efficacy, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

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

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for ensuring the quality of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its labeled shelf life.

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

Within 60 days following submission of the application, the FDA reviews the NDA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any marketing application that it deems incomplete or not properly reviewable at the time of submission and may request additional information, including additional clinical data. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with GMPs. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the application without a REMS, if required.

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

If a product receives regulatory approval, the approval will be limited to the specific diseases and dosages studied in clinical trials or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing pursuant to a REMS request, or otherwise limit the scope of any approval.

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

Fast Track Designation

The FDA has various programs, including Fast Track, which are intended to expedite the process for the development and review of drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to expedite the FDA’s review of drugs that treat serious or life-threatening diseases or conditions and fill unmet medical needs. Under the Fast Track process, drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists, may also receive priority review by the FDA, or review within six months of the filing of an NDA compared to a traditional review time of ten months. Although Fast Track and priority review do not affect the standards for approval of a drug, and may not result in a faster approval, if approval is granted, for Fast Track designated drugs, the FDA will also attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug, to expedite such drug’s review and development.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the U.S. for this type of disease or condition will be recovered from sales of the product. We have received orphan drug designation from the FDA for XEN007 (active ingredient flunarizine), a drug we are evaluating internally for the potential treatment of HM and AHC. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Orphan drug products may also be eligible for RPD designation if greater than 50% of patients living with the disease are under age 19 and the condition affects fewer than 200,000 individuals in the U.S. A priority review voucher will be given to the sponsor of a product with an RPD designation at the time of product approval that is transferable to another company. We have received RPD designation from the FDA for XEN007 for the treatment of AHC. There is no assurance we will receive a RPD priority review voucher or that it will result in a faster development process, review or approval for a subsequent marketing application. Further, it is possible that even if we obtain approval for XEN007 and qualify for such a priority review voucher, the program may no longer be in effect at the time of approval. Although priority review vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we were to sell a priority review voucher.

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

Post-Approval Requirements

Rigorous and extensive FDA regulation of drug continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to drug manufacturers, include reporting of GMP deviations that may affect the safety, efficacy or quality of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), and industry-sponsored scientific and educational activities. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Under the Hatch-Waxman Amendments, a drug product containing a new chemical entity as its active ingredient is entitled to five years of market exclusivity, and a product whose active ingredient was previously FDA approved, and for which the sponsor is required to generate new clinical data is entitled to three years of market exclusivity. A drug can also obtain pediatric market exclusivity in the U.S. and, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the timely, voluntary, and as-agreed upon completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Government Regulation Outside of the U.S.

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drugs, and reimbursement requirements. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed. Similar requirements regarding a CTA and ethics approval exist in Canada.

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

To obtain regulatory approval of an investigational drug under EU regulatory systems, we must submit a marketing authorization application, or MAA. The application used to file the NDA in the U.S. is similar to that required in the EU, with the exception of, among other things, country-specific document requirements. Reimbursement approval for the drug by regulatory authorities is also required before a drug may be commercialized. The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the EU can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

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

For other countries outside of the EU, such as Canada and countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product and establishment licensing, coverage, data protection, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, inability to import or export, seizure of products, operating restrictions and criminal prosecution.

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

The cost of pharmaceuticals continues to generate substantial governmental and third party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Some third-party payers also require pre-approval or prior authorization of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.

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

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Healthcare Reform

In the U.S. and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs.

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The Medicare Modernization Act expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a new reimbursement methodology based on average sales prices for physician administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class under the new Medicare Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that our customers receive for any of our approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payers.

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

Other Healthcare Laws and Compliance Requirements

In the U.S., the research, manufacturing, distribution, sale and promotion of drug products that we are developing are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with fraud and abuse laws such as the federal Anti-Kickback Statute, as amended, the federal False Claims Act, as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation in the U.S. and foreign jurisdictions in which we conduct our business, including jurisdictions in which we conduct our clinical trials. For example, HIPAA and its implementing regulations established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009 included expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, in May 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which applies to all EU member states from May 25, 2018 and replaced the European Union Data Protection Directive. The GDPR has imposed many new or additional requirements including, but not limited to, obtaining consent of the individuals to whom the personal data relates, the nature and scope of notifications provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. Failure to comply with the GDPR could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution and/or civil fines or penalties. Additionally, GDPR creates a direct cause of action by individual data subjects. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical trials or other transactions from that we may gain access to personal data. These changes in the law will increase our costs of compliance and result in greater legal risks. Other countries maintain different privacy laws that we are subject to.

There are also an increasing number of federal, state and provincial “sunshine” laws that require manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. In addition, pursuant to a similar federal requirement, manufacturers must track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The U.S. federal government discloses the reported information on a publicly available website. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Employees

As of December 31, 2018, we had 92 employees, including 89 full-time employees. Of our employees, 57 were primarily engaged in research and development, 24 of whom hold a Ph.D. or M.D. (or equivalent) degree. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Research and Development

We have committed, and expect to continue to commit, significant resources to developing new product candidates. We have assembled an experienced research and development team with scientific and clinical development personnel. Our research and development expenses for the years ended December 31, 2018 and 2017 were $23.6 million and $25.6 million, respectively.

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

Corporate Information

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187 of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We have one wholly-owned subsidiary as at December 31, 2018, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. Our principal executive offices are located at 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on The NASDAQ Global Market under the symbol “XENE.”

Where You Can Find Additional Information

We make available free of charge through our investor relations website, http://investor.xenon-pharma.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the U.S. Securities and Exchange Commission, or SEC. These reports may also be obtained without charge by contacting Investor Relations, Xenon Pharmaceuticals Inc., 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, e-mail: investors@xenon-pharma.com. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov. Additional information related to Xenon is also available on SEDAR at www.sedar.com.

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

We are a clinical stage biotechnology company and, other than the years ended December 31, 2014 and 2013, we have recorded net losses in each annual reporting period since inception in 1996, and we do not expect to have sustained profitability for the foreseeable future. We had net losses of $34.5 million for the year ended December 31, 2018 and an accumulated deficit of $207.9 million as of December 31, 2018, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have devoted most of our financial resources to research and development, including our clinical and pre-clinical development activities. To date, we have financed our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. We have not generated any significant revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue.

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•	continue our research and pre-clinical and clinical development of our product candidates;
•	expand the scope of our clinical studies for our current and prospective product candidates;
•	initiate additional pre-clinical, clinical or other studies for our product candidates;
•	change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
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

Our expenses could increase beyond expectations for a variety of reasons, including if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA,  Health Canada, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity.

We have not generated any significant royalty revenue from product sales and may never become profitable on a U.S. GAAP basis.

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. We have not generated any significant royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. Although we were profitable for the years ended December 31, 2014 and 2013, we have not been profitable since that time and may not become profitable in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

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

Since our inception, we have dedicated most of our resources to the discovery and development of our proprietary pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2018, we incurred approximately $23.6 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

Our current cash and cash equivalents and marketable securities are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting pre-clinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•	the timing and magnitude of potential milestone payments and royalties under our product acquisition and in-license agreements;
•	the cost of commercializing any future products we develop independently that are approved for sale;
•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

We may allocate our limited resources to pursue a particular drug candidate or indication and fail to capitalize on other drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on a limited number of research programs and drug candidates. As a result, we may forgo or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spend on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in May 2018, we entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell up to $30.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Stifel would act as sales agent. We sold an aggregate of 3,440,000 common shares under the May 2018 sales agreement for proceeds of approximately $29.2 million, net of commissions paid, but excluding estimated transaction expenses, before its termination by mutual agreement between us and Stifel in July 2018, in connection with our entry into the July 2018 sales agreement with Jefferies LLC, or Jefferies, and Stifel on the same date. Pursuant to the July 2018 sales agreement, Jefferies and Stifel would act as sales agents to sell our common shares having aggregate gross proceeds of up to $50.0 million. We sold an aggregate of 1,600,000 common shares under the July 2018 sales agreement for proceeds of approximately $14.8 million, net of commissions paid, but excluding estimated transaction expenses, before its termination by mutual agreement between us, Jefferies and Stifel in September 2018. In September 2018, we completed an underwritten public offering of 4,500,000 of our common shares at a public offering price of $14.00 per share for net proceeds of $59.2 million, net of underwriting discounts and commissions, but before other offering expenses. We are also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we have borrowed an aggregate principal amount of $15.5 million. Our loan pursuant to the amended and restated loan and security agreement is secured by substantially all of our assets except intellectual property and the agreement requires us to comply with various affirmative and negative covenants. The incurrence of additional indebtedness would result in increased fixed payment obligations and, potentially, the imposition of additional restrictive covenants. Such additional covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of December 31, 2018, approximately 7% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA, Health Canada or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected by decisions made by insurers or other third-party payers.

To the extent that we are unable to compete effectively against one or more of our competitors in these areas, our business will not grow and our financial condition, results of operations and the market price of our common shares may suffer.

If XEN496, XEN1101 or XEN901 were approved for the treatment of epilepsy, we anticipate that they could potentially compete with each other and other anti-epileptic drugs, or AEDs. Commonly used AEDs include phenytoin, levetiracetam, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, perampanel and cannabidiol, among others. There are currently no FDA-approved treatments indicated for KCNQ2 epileptic encephalopathy (otherwise known as KCNQ2-EE or EIEE7) or for SCN8A epileptic encephalopathy (otherwise known as SCN8A-EE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. We are not aware of other companies that are developing selective Nav1.6 inhibitors for the treatment of epilepsy. There are other AEDs in development that could potentially compete with XEN496, XEN1101 or XEN901, including products in development from UCB, Inc., Zogenix, Inc., Sage Therapeutics, Marinus Pharmaceuticals, Inc., SciFluor Lifesciences, Inc., Knopp Biosciences LLC, and Upsher-Smith Laboratories, Inc.

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics, gabapentin, and pregabalin. We are also aware of development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Amgen Inc., AstraZeneca PLC, Biogen Inc., Bristol-Myers Squibb Company, Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, Merck, NeuroQuest Inc., Newron Pharmaceuticals SpA, Vertex Pharmaceuticals Inc., Voyager Therapeutics, Inc. and Chromocell Corporation in collaboration with its partner Astellas Pharma Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors, and Nav1.8 inhibitors.

We have no marketed proprietary products and have not yet advanced a product candidate beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

As a company, we have no experience in Phase 3 and later stage clinical development, and related regulatory requirements or the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, successfully conduct an international multi-center clinical trial, conduct a pivotal clinical trial, obtain regulatory approval, manufacture drug product on a commercial scale or arrange for a third party to do so on our behalf,  and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

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

If we are unsuccessful in accomplishing these objectives, we will not be able to develop and commercialize any future product candidates independently and could fail to realize the potential advantages of doing so.

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

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA, Health Canada and other regulators, provide accurate information to the FDA, EMA, Health Canada and other regulators, comply with data privacy and security and healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, laws regarding data privacy and security, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the General Data Protection Regulation (EU) 2016/679, or GDPR, and the Personal Information Protection and Electronic Documents Act, or PIPEDA, as well as comparable laws in other jurisdictions, may impose obligations with respect to safeguarding the privacy, use, security and transmission of individually identifiable health information such as genetic material or information we have obtained through our direct-to-patient web-based recruitment approach for identifying patients with rare or extreme phenotypes or patients identified for clinical trials.

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

Dr. Simon Pimstone devotes a small amount of his time to clinical work outside of his duties at our company, conducting, generally, one outpatient clinic per week on average. Future growth will impose significant added responsibilities on members of management, and our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.

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

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. To the extent that any disruption or cybersecurity breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and other remediation costs, and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cybersecurity breach of our systems nor experienced a material system failure, our internal computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, third-party contract research organizations, or CROs, or other contractors, consultants, directors and partners remain potentially vulnerable to damage from these events.

A variety of risks associated with international operations could materially adversely affect our business.

If we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

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
•

likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international import, export and re-export control and sanctions laws and regulations, which likelihood may increase with an increase of operations in foreign jurisdictions;

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross income and gross assets, we believe that we may be deemed a PFIC for the taxable years ended December 31, 2018 and 2017, and we could be a PFIC in subsequent years.  Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the taxable years ending December 31, 2018 and 2017 or for future taxable years.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

The regulatory approval processes of the FDA, EMA, Health Canada and regulators in other jurisdictions are lengthy, time-consuming and inherently unpredictable. If we, or our collaborators, are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, our business will be substantially harmed.

The regulatory approval process is expensive and the time required to obtain approval from the FDA, EMA, Health Canada or other regulatory authorities in other jurisdictions to sell any product is uncertain and may take years. Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of pre-clinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and even if the pre-clinical studies show promising results and clinical trials are successfully completed, we cannot guarantee that the FDA, EMA, Health Canada or other regulatory authorities in other jurisdictions will interpret the results as we do, and more trials, manufacturing-related studies or non-clinical studies could be required before we submit our product candidates for approval. Many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. To the extent that the results of our studies and trials are not satisfactory to the FDA, EMA, Health Canada or other regulatory authorities in other jurisdictions for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. It is also possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, EMA, Health Canada or other regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
•

we or our collaborators may be unable to demonstrate to the satisfaction of the FDA, EMA, Health Canada or other regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, Health Canada or other regulatory authorities for approval;
•	we, or our collaborators, may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA, EMA, Health Canada or other regulatory authorities may disagree with our or our collaborators’ interpretation of data from pre-clinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, or other submission or to obtain regulatory approval in the U.S. or elsewhere;

•

the FDA, EMA, Health Canada or other regulatory authorities may fail to approve the manufacturing processes, controls or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; and

•

the approval policies or regulations of the FDA, EMA, Health Canada or other regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.

Even if we, or our collaborators, obtain approval for a particular product, regulatory authorities may grant approval contingent on the performance of costly post-approval clinical trials, or may approve a product with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product.

In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate in clinical trials that the product candidates we develop to treat those diseases are not only safe and effective, but may need to be compared to existing products, which may make it more difficult for our product candidates to receive regulatory approval or adequate reimbursement.

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials are prolonged, delayed or not completed, we, or our collaborators, may be unable to commercialize our product candidates on a timely basis.

Clinical testing of product candidates is expensive and, depending on the stage of development, can take a substantial period of time to complete. Clinical trial outcomes are inherently uncertain, and failure can occur at any time during the clinical development process.

Clinical trials can be halted or delayed for a variety of reasons, including those related to:

•	side effects or adverse events in study participants presenting an unacceptable safety risk;
•	inability to reach agreement with prospective CROs and clinical trial sites, or the breach of such agreements;
•	failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements, including GCPs;
•

delay or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	a requirement to undertake and complete additional pre-clinical studies to generate data required to support the continued clinical development of a product candidate or submission of an NDA;
•	inability to enroll sufficient patients to complete a protocol, particularly in orphan diseases;
•	difficulty in having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with drug product or drug substance storage, stability and distribution;
•	our inability to add new or additional clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our pre-clinical studies and clinical trials; and
•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

The results of any Phase 3 or other pivotal clinical trial may not be adequate to support marketing approval. These clinical trials are lengthy and, with respect to non-orphan indications, usually involve many hundreds to thousands of patients. In addition, if the FDA, EMA, Health Canada or another regulator disagrees with our or our collaborator’s choice of the key testing criterion, or primary endpoint, the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA, Health Canada or other regulators also may require additional clinical trials as a condition for approving any of these product candidates.

We could also encounter delays if a clinical trial is suspended or terminated by us, by our collaborators, by the IRBs of the institutions in which such trial is being conducted, by any Data Safety Monitoring Board for such trial, or by the FDA, EMA, Health Canada or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, Health Canada or other regulatory authorities resulting in the imposition of a clinical hold, product candidate manufacturing problems, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, delays can occur due to safety concerns arising from trials or other clinical data regarding another company’s product candidate in the same compound class as one of ours.

Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes or to include additional objectives that could yield important scientific information critical to our overall development strategy. The protocol amendment process often requires review and approval by several review bodies, including regulatory agencies and scientific, regulatory and ethics boards and IRBs. These protocol amendments may not be accepted by the review bodies in the form submitted, or at all, which may impact costs, timing or successful completion of a clinical trial.

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of one of our product candidates, the commercial prospects of the product candidate will be harmed, could shorten the period during which we may have the exclusive right to commercialize our products under patent protection, and our or our collaborators’ ability to commence product sales and generate product revenue from the product will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

XEN496 targets an ultra-orphan indication of KCNQ-EE and the FDA has indicated that a single, pivotal trial in approximately 20 patients may be sufficient to demonstrate effectiveness and safety in KCNQ2-EE provided that no new or unexpected safety issues arise during drug development. Even though we believe the safety and efficacy profile of ezogabine, the active ingredient in XEN496, in pediatric patients with KCNQ-EE generated to date by others appears promising based on published clinical case reports, the clinical development of XEN496 may not be successful and the FDA or other regulatory authorities may require additional data in more patients or we may not be able to generate sufficient data for approval in this patient population.

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

We may find it difficult to enroll patients in our clinical studies, including for ultra-orphan, orphan or niche indications, which could delay or prevent clinical studies of our product candidates.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. Patient enrollment for clinical trials for ultra-orphan, orphan and niche indications and for more prevalent conditions is affected by factors including:

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

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-EE, SCN8A-EE, other early infantile epileptic encephalopathies, or EIEEs, AHC and HM present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our clinical trials. This means that we or our collaborators generally will have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether. Even if we are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

ACH, KCNQ2-EE and SCN8A-EE have no FDA-approved treatments, and the clinical endpoints required to obtain approval are not well defined.

Given the nature of some of the rare diseases we are seeking to treat, we may have to devise novel clinical endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. In post-Phase 1 trials, given the illness of the subjects in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we may elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results, or result in statistical penalties being applied to the data, and potentially result in denial of approval.

If we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.

Although we may file new intellectual property to protect XEN496 and XEN007, these drug candidates are not currently covered by any patent and we may have to rely solely on orphan drug designation to gain market exclusivity for these drug candidates. Currently, this designation provides market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for the potential treatment of HM or AHC, has received orphan drug designation from the FDA for each indication we are developing. We have also received orphan drug designation from the FDA for XEN496, a drug we are evaluating for the treatment of KCNQ2-EE. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position. Further, not all jurisdictions, such as Canada, have orphan drug designations. Neither orphan drug designation, nor rare pediatric disease, or RPD, designation gives the drug any advantage in the regulatory review or approval process.

The FDA has granted RPD designation to XEN007 for treatment of AHC; however, we may not be able to realize any value from such designation.

Our product candidate XEN007 has received RPD designation from the FDA for the treatment of AHC. The FDA defines a "rare pediatric disease" as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's RPD priority review voucher program, upon the approval of a new drug application, NDA, or a biologics license application, BLA, for the treatment of an RPD, the sponsor of such application would be eligible for a priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance we will receive a RPD priority review voucher or that use of the priority review voucher will result in a faster review or approval for a subsequent marketing application. Further, this program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for XEN007 and qualify for such a priority review voucher, the program may no longer be in effect at the time of XEN007 approval. Also, although priority review vouchers may be freely sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a priority review voucher to a third party.

Results of pre-clinical studies may not be predictive of clinical trial results and results of earlier clinical trials may not be predictive of the results of later-stage clinical trials and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, Health Canada or foreign regulatory authorities.

The results of pre-clinical studies, either generated by us, such as for XEN901, or by our CROs or by other third parties from which we have in-licensed or acquired a drug candidate, such as for XEN1101, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, XEN901 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical studies may not be adequate to predict efficacy in a clinical trial due to its novel molecular mechanism.

Further, our product candidates may not be approved even if they achieve their primary endpoint in our Phase 3 clinical trials. The FDA, EMA, Health Canada or foreign regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA, EMA, Health Canada or another regulatory authority. Furthermore, any of these regulatory authorities may also approve our product candidates for a narrower indication than we request or may grant approval contingent on the performance of costly post-marketing clinical trials.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through pre-clinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize products, processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our or our collaborators’ ability to commence product sales and generate revenue.

Even if we obtain and maintain approval for our product candidates from one jurisdiction, we may never obtain approval for our product candidates in other jurisdictions, which would limit our market opportunities and adversely affect our business.

Sales of our approved products, if any, will be subject to the regulatory requirements governing marketing approval in the countries in which we obtain regulatory approval, and we plan to seek regulatory approval to commercialize our product candidates in North America, the EU and in additional foreign countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, approval in the U.S. by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by the FDA, EMA, Health Canada or regulatory authorities in other countries. Approval procedures vary among jurisdictions and can be lengthy and expensive, and involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional pre-clinical studies or clinical trials. Even if our product candidates are approved, regulatory approval for any product may be withdrawn by the regulatory authorities in a particular jurisdiction.

Even if a product is approved, the FDA, EMA, Health Canada, or another applicable regulatory authority, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. In many countries outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for a product is also subject to approval.

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

For any approved product, we will need to ensure continued compliance with extensive regulations and requirements regarding the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with current good manufacturing practices, or cGMP, and current good clinical practices, or cGCP, for any clinical trials that we or our collaborators are required to conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on any post-approval clinical trials;
•

refusal by the FDA, EMA, Health Canada or another applicable regulatory authority to approve pending applications or supplements to approved applications filed by us or our collaborators, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations.

If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.  Because the target patient populations for some of our product candidates are small, we must be able to successfully identify patients and acquire a significant market share to achieve profitability and growth.

Some of our product candidates focus on treatments for rare and ultra-rare diseases.  Given the small number of patients who have some of the diseases that we are targeting, our profitability and growth depend on successfully identifying patients with these rare and ultra-rare diseases.  Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population in specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the U.S. or elsewhere. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our internal estimates.   These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect.  Further, new studies may change the estimated incidence or prevalence of these diseases, and, as a result, the number of patients with these diseases may turn out to be lower than expected.  Our effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible.  Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.  Finally, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA, EMA, Health Canada or other regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our and any collaborator’s costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or any collaborator’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payers for any approved products that we or our collaborators develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Our target patient populations in orphan and niche indications, such as KCNQ2-EE, SCN8A-EE and AHC, are relatively small. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the pricing, coverage and reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement pricing, coverage and reimbursement strategies for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

We do not currently own or operate any manufacturing facilities nor do we have significant in-house manufacturing experience or personnel. We rely on our collaborators to manufacture product candidates licensed to them or work with multiple CMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for pre-clinical testing and clinical trials and intend to do so for the commercial manufacture of our products. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA, EMA, Health Canada and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities and/or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA, EMA, Health Canada and other regulatory agencies. They are also subject to periodic unannounced inspections by the FDA, EMA, Health Canada and other regulatory agencies. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in restrictions on the product or on the manufacturing or laboratory facility, including product recall, suspension of manufacturing, product seizure or a voluntary withdrawal of the drug from the market. Any failure by our third-party manufacturers to comply with cGMP or any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.

We rely on third parties to monitor, support, conduct, and/or oversee pre-clinical studies and clinical trials of the product candidates that we are developing independently and, in some cases, to maintain regulatory files for those product candidates. We may not be able to obtain regulatory approval for our product candidates or commercialize any products that may result from our development efforts, if we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us.

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

If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our future product candidates may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA, EMA, Health Canada or other regulatory agencies.

Ultimately, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with current good laboratory practices, or cGLP, cGCP and cGMP regulations and guidelines enforced by the FDA, Health Canada, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these regulations through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs fail to comply with these applicable regulations, the clinical data generated in our nonclinical studies and clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, EMA, Health Canada or another regulatory authority may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA, EMA, Health Canada or another regulatory authority could determine that any of our clinical trials fail or have failed to comply with applicable cGCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, EMA, Health Canada and other regulatory authorities, and our clinical trials may require a large number of test subjects. Our failure to comply with cGLP, cGCP and cGMP regulations may require us to repeat clinical trials, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Under our existing license and other agreements, including those associated with our XEN1101 and XEN007 programs, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential milestone payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information, which would harm our competitive position.

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our discovery platform, business strategy and product candidates in order to protect our competitive position, which are difficult to protect. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory, manufacturing or clinical development services or potential strategic collaborators. In addition, each of our employees and consultants is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. Our employees, consultants, contractors, business partners or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information in breach of these confidentiality agreements or our trade secrets may otherwise be misappropriated. Our collaborators might also have rights to publish data and we might fail to apply for patent protection prior to such publication. It is possible that a competitor will make use of such information, and that our competitive position will be compromised. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information would be jeopardized, which would adversely affect our competitive position.

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

Our headquarters are located in Burnaby, British Columbia, Canada. We are vulnerable to natural disasters such as earthquakes that could disrupt our operations. If a natural disaster, power outage, fire or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Although we carry insurance for earthquakes and other natural disasters, we may not carry sufficient business interruption insurance to compensate us for all losses that may occur. The disaster recovery and business continuity plans we have in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of a natural disaster or earthquake, which could have a material adverse effect on our business. In addition, we may lose samples or other valuable data. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For as long as we continue to be an emerging growth company or smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, we previously decided to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. In addition, as a smaller reporting company, we are only required to include two years of audited financial statements in our annual reports and, as an emerging growth company, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

We expect to lose our status as an emerging growth company five years following the completion of our initial public offering, or on December 31, 2019.   We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our common shares held by non-affiliates, or our public float, is less than $250 million; or (ii) we have annual revenues less than $100 million and either we have no public float or our public float is less than $700 million.

Investors could find our common shares less attractive if we choose to rely on these disclosure exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results and our ability to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.

As a public company, and particularly after we cease to be an emerging growth company, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations subsequently implemented by the SEC, the applicable Canadian securities regulators and Nasdaq impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel have and will continue to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it difficult and expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company, which we expect to occur on December 31, 2019. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. As of December 31, 2018 and 2017, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Future sales and issuances of our common shares, preferred shares, or rights to purchase common shares, including warrants or pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common shares to fall.

As of December 31, 2018, stock options to purchase 2,671,906 of our common shares with a weighted-average exercise price of $6.96 per common share were outstanding and 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. During the year ended December 31, 2018, certain funds affiliated with BVF Partners L.P. exercised their conversion rights to convert 1,852,000 Series 1 Preferred Shares into the same number of common shares. The exercise of any of these stock options or conversion of the remaining Series 1 Preferred Shares would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

We have broad discretion in the application of the net proceeds to us from previous equity and debt financings including the net proceeds we have received pursuant to our May 2018 “at-the-market” equity offering program with Stifel; the net proceeds we have received pursuant to our July 2018 “at-the-market” equity offering program with Jefferies and Stifel; the net proceeds from our August 2018 amended and restated loan and security agreement, pursuant to which we have borrowed an aggregate of $15.5 million of principal; and the net proceeds from our September 2018 public offering of common shares. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that you do not agree with or that do not improve our results of operations or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Our headquarters are located in Burnaby, British Columbia, where we occupy approximately 41,332 square feet of office and laboratory space. The term of the lease expires in March 2022. We currently pay an aggregate of approximately $102,388 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $67,637.

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

	High	Low
Year Ended December 31, 2019
First Quarter (through March 1, 2019)	$9.43	$6.17
Year Ended December 31, 2018
Fourth Quarter	$13.49	$5.41
Third Quarter	$15.92	$8.85
Second Quarter	$11.00	$4.50
First Quarter	$5.05	$2.70
Year Ended December 31, 2017
Fourth Quarter	$3.50	$2.10
Third Quarter	$3.50	$2.25
Second Quarter	$4.45	$2.85
First Quarter	$9.95	$3.95

On March 1, 2019, the last reported sale price of our common shares was $8.94 per share.

Holders

As of March 1, 2019, there were approximately 147 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Performance Graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201(e) of Regulation S-K.

Recent Sales of Unregistered Securities

On October 24, 2018 and December 21, 2018, we issued an aggregate of 52,000 and 500,000 common shares, respectively to certain funds affiliated with BVF Partners L.P. upon the conversion of 52,000 and 500,000 Series 1 Preferred Shares held by such funds. The conversion was effected in accordance with the terms of our Series 1 Preferred Shares. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

Issuer Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 301 of Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage biopharmaceutical company committed to developing innovative therapeutics to improve the lives of patients with neurological disorders, including rare central nervous system, or CNS, conditions. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy. Our clinical development pipeline includes:

•

XEN496 (active ingredient ezogabine) is a Kv7 potassium channel modulator being developed for the treatment of KCNQ2 epileptic encephalopathy, or KCNQ2-EE. Ezogabine was previously approved by the U.S. Food and Drug Administration, or FDA, as an anti-epileptic drug as an adjunctive treatment for adults with focal seizures with or without secondary generalization. We received orphan drug designation, or ODD, from the FDA for XEN496 as a treatment of KCNQ2-EE. A steering committee made up of key opinion leaders in the KCNQ2-EE and pediatric epilepsy fields has been established to help guide the clinical development of XEN496. In response to our pre-IND briefing package submission, the FDA indicated that it was acceptable to study XEN496 in infants and children up to 4 years old, and that a single pivotal trial in approximately 20 patients may be considered adequate in order to demonstrate XEN496’s efficacy in KCNQ2-EE. We are currently finalizing a pediatric-specific formulation to complete pre-clinical formulation testing with a final drug product expected in the second quarter of 2019. We expect to file an Investigational New Drug application in the third quarter of 2019, and, based on regulatory feedback, expect to initiate a Phase 3 clinical trial thereafter. This timeline is based on our assumption that the testing of our new XEN496 pediatric formulation in healthy adult volunteers will not be a regulatory requirement prior to initiating a Phase 3 clinical trial;

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. We announced final data from a XEN1101 Phase 1 clinical trial and the related transcranial magnetic stimulation, or TMS, studies at the American Epilepsy Society, or AES, Annual Meeting in December 2018. Based on the encouraging Phase 1 and Phase 1b TMS data, we have initiated a Phase 2b clinical trial in adult patients with focal epilepsy. The Phase 2b clinical trial is designed as a randomized, double-blind, placebo-controlled, multicenter study to evaluate the clinical efficacy, safety and tolerability of XEN1101 administered as adjunctive treatment in adult patients with focal epilepsy. Approximately 300 patients will be randomized in a blinded manner to one of three active treatment groups or placebo in a 2:1:1:2 fashion (XEN1101 25 mg : 20 mg : 10 mg : Placebo). The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. An IND application for XEN1101 has been accepted by the FDA, and site selection and patient enrollment are now underway for the XEN1101 Phase 2b clinical trial in the United States, Canada and Europe. Depending upon the rate of enrollment, top-line results from the XEN1101 Phase 2b clinical trial are anticipated in the second half of 2020;

•

XEN901 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy. We announced results from a XEN901 Phase 1 clinical trial and the related pilot TMS study at the AES Annual Meeting in December 2018. The next steps for XEN901 include continued planning for Phase 2 or later clinical development to evaluate XEN901 as a treatment for adult focal seizures or for rare, pediatric forms of epilepsy, including SCN8A Epileptic Encephalopathy, or SCN8A-EE, patients, depending on feedback from planned discussions with regulatory agencies. We expect to receive feedback on the requirements to advance XEN901 into pediatric SCN8A-EE patients in the second quarter of 2019, and pediatric formulation development and juvenile toxicology studies are underway to support future pediatric development activities; and

•

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel modulator that modulates Cav2.1 and T-type calcium channels. Other reported mechanisms include dopamine, histamine and serotonin inhibition. Flunarizine is available in certain countries outside of the United States, and has been reported to have clinical benefit in treating migraine and other neurological disorders, including hemiplegic migraine, or HM, alternating hemiplegia of childhood, or AHC, vertigo, and as adjunctive treatment in certain epilepsies. The FDA has granted a rare pediatric disease, or RPD, designation for the treatment of AHC with XEN007. We previously received ODD from the FDA for XEN007 for the treatment of both AHC and HM. In addition, we have entered into key exclusive licensing agreements in order to access regulatory files and drug product manufacturing, both of which may enable advanced clinical development of XEN007. Various development strategies for XEN007 are under consideration, including the support of at least one Phase 2 (or later stage) clinical trial in an orphan neurological indication, with initiation anticipated in 2019.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For 2018 and 2017, we did not recognize significant revenue from our collaboration agreements. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $34.5 million for the year ended December 31, 2018 and an accumulated deficit of $207.9 million as of December 31, 2018, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

For the year ended December 31, 2018, we did not recognize any revenue from our collaboration agreements.

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

As of December 31, 2018, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2018 and 2017  (in thousands):

	Year Ended December 31,
	2018	2017
Research and development	$23,634	$25,573
General and administrative	8,382	7,313
Buy-out of future milestones and royalties	6,000	—
Total operating expenses	$38,016	$32,886

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our proprietary product candidates, including any acquired or in-licensed product candidates or technology.

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

We expense all research and development costs as incurred. We expect that our research and development expenses will increase in the future as we advance our proprietary product candidates through clinical development, advance our internal drug discovery programs into pre-clinical development and continue our early-stage research. The increase in expense will likely include additional personnel and third-party contracts related to research, formulation, manufacturing, pre-clinical studies and clinical trial activities as well as third-party acquisition, license and collaboration fees and laboratory consumables.

Clinical development timelines, likelihood of regulatory approval, and commercialization and associated costs are uncertain, difficult to estimate, and can vary significantly. We anticipate determining which research and development projects to pursue as well as the level of funding available for each project based on the scientific research and pre-clinical and clinical results of each product candidate and related regulatory action. We expect our research and development expenses to continue to represent our largest category of operating expense for at least the next 12 to 24 months.

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

Buy-out of future milestones and royalties

In September 2018, we entered into a milestone and royalty buy-out agreement with Valeant Pharmaceuticals Luxembourg S.a.r.l. and Valeant Pharmaceuticals Ireland Limited, or together Bausch Health, under which all potential clinical development, regulatory and sales-based milestones and royalties on commercial sales with respect to XEN1101 that may become owed to Bausch Health were terminated in exchange for a one-time payment of $6.0 million which was expensed in the period.

Other Income (Expense)

Interest Income. Interest income consists of income earned on our cash and investment balances. We anticipate that our interest income will continue to fluctuate depending on our cash and investment balances and interest rates.

Interest Expense. Interest expense consists of accrual of the final payment fee, amortization of debt discounts, and interest charged on our borrowings with Silicon Valley Bank, or the Bank, which accrue interest at a floating per annum rate of 0.5% above the prime rate. During the year ended December 31, 2018, we also recorded a charge of $0.3 million related to the unaccrued amount of the final payment fee due in connection with entering into our amended and restated loan and security agreement. For additional information regarding our amended and restated loan and security agreement with the Bank, see “—Contractual Obligations and Commitments—Term Loan” below.

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

Gain on Termination of Collaboration Agreement. In March 2018, we entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended, with Teva Pharmaceuticals International GmbH and Teva Canada Limited, or together Teva, that included the cancellation of 1,000,000 of our common shares owned by Teva. We recorded a one-time gain of $4.4 million on the termination of the collaboration agreement, net of direct costs incurred in connection with the termination and cancellation of the common shares.

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

The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are revenue recognition, research and development costs and stock-based compensation. For additional information, see note 3 of the consolidated financial statements included in Part II, Item 8 of this report.

Revenue recognition:

Revenue recognition is a critical accounting estimate due to the magnitude and nature of the revenues we receive.

Our primary sources of historical revenue have been derived from non-refundable upfront payments, funding for research and development services, milestone payments, and royalties under various collaboration agreements.

In contracts where we have more than one performance obligation to provide our customer with goods or services, each performance obligation is evaluated to determine whether it is distinct. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if selling price on a stand-alone basis is not available. We generally recognize revenue from non-refundable upfront payments ratably over the estimated term of the performance obligation or period in which the underlying benefit is transferred to the customer. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred to our customer for the related goods or services. Consideration associated with at-risk substantive performance milestones, including sales-based milestones, is recognized as revenue when we determine it is probable that a significant reversal of the cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones, and if necessary, adjust our estimate of the overall transaction price. Sales-based royalties received in connection with licenses of intellectual property are subject to a specific exception in the revenue standards, whereby the consideration is not included in the transaction price and recognized in revenue until the customer’s subsequent sales or usages occur.

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

Prior to our initial public offering, our shares did not have a readily available market; therefore, we lacked company-specific historical and implied volatility information. Consequently, in determining the expected volatility of our stock options, we base our estimate on a combination of our available historical volatility information and a historical volatility analysis of peers that are similar with respect to industry, stage of development, size, and financial leverage. The expected term of our stock options has been determined utilizing our available historical data and we recognize forfeitures as they occur. We amortize the fair value of stock options using the straight-line method over the vesting period of the options.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes the results of our operations for the years ended December 31, 2018 and 2017 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)
Collaboration revenue	$—	$311	$(311)
Research and development expenses	23,634	25,573	(1,939)
General and administrative expenses	8,382	7,313	1,069
Buy-out of future milestones and royalties	6,000	—	6,000
Other:
Interest income	1,216	477	739
Interest expense	(1,394)	—	(1,394)
Foreign exchange gain (loss)	(701)	1,394	(2,095)
Gain on termination of collaboration agreement	4,398	—	4,398
Net loss	$(34,497)	$(30,704)	$(3,793)

Revenue

We did not recognize any revenue for the year ended December 31, 2018, compared to $0.3 million for the year ended December 31, 2017. The decrease was primarily due to a $0.25 million milestone payment recognized in July 2017 under the March 2014 genetics collaborative agreement with Genentech.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2018 and 2017 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)
XEN496 expenses	$1,469	$—	$1,469
XEN801 expenses	5	1,353	(1,348)
XEN901 and Nav1.6 pre-clinical and discovery expenses	11,392	10,157	1,235
XEN1101 expenses	7,883	5,885	1,998
Pre-clinical, discovery and other program expenses	2,885	8,178	(5,293)
Total research and development expenses	$23,634	$25,573	$(1,939)

Research and development expenses were $23.6 million for the year ended December 31, 2018, compared to $25.6 million for the year ended December 31, 2017. The decrease of $2.0 million was primarily attributable to decreased spending on pre-clinical, discovery and other internal program expenses, and XEN801, a product candidate which is no longer being developed. These decreases were partially offset by increased spending on our XEN1101 product candidate, which was acquired in April 2017, our XEN496 product candidate which was announced in September 2018, and XEN901 and Nav1.6 pre-clinical and discovery expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2018 and 2017 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)
General and administrative expenses	$8,382	$7,313	$1,069

General and administrative expenses were $8.4 million for the year ended December 31, 2018, compared to $7.3 million for the year ended December 31, 2017. The increase of $1.1 million was primarily attributable to increased stock-based compensation expense, salaries and benefits, legal expenses and recruitment fees.

Other Operating Expenses

The following table summarizes other operating expenses for the years ended December 31, 2018 and 2017 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)
Buy-out of future milestones and royalties	$6,000	$—	$6,000

Other operating expenses increased by $6.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase is due to a one-time payment of $6.0 million to Bausch Health for the buy-out of all future milestone payments and royalties owed to Bausch Health with respect to our XEN1101 program.

Other Income

The following table summarizes our other income for the years ended December 31, 2018 and 2017 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2018 vs. 2017
	2018	2017	Increase/(Decrease)
Other income:	$3,519	$1,871	$1,648

Other income increased by $1.6 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in other income was primarily driven by a $4.4 million gain on the termination of the collaboration agreement with Teva, partially offset by a change in foreign exchange gains and losses and interest expense incurred on our term loan. We recorded a foreign exchange loss of $0.7 million for the year ended December 31, 2018 as compared to a $1.4 million foreign exchange gain for the same period in 2017, largely due to an 8% decrease as compared to a 7% increase in the value of the Canadian dollar, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and government funding. As of December 31, 2018, we had cash and cash equivalents and marketable securities of $119.3 million. In December 2017, we entered into a loan and security agreement with the Bank pursuant to which we borrowed an aggregate principal amount of $12.0 million. In August 2018, we entered into an amended and restated loan and security agreement with the Bank providing for a term loan to us with an aggregate principal amount of $15.5 million, proceeds from which were used in part to refinance the amounts borrowed under the December 2017 loan and security agreement. For additional information regarding our amended and restated loan and security agreement with the Bank, see “—Contractual Obligations and Commitments—Term Loan” below.

We have incurred significant operating losses since inception. We had a $34.5 million net loss for the year ended December 31, 2018 and an accumulated deficit of $207.9 million from inception through December 31, 2018. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, during the year ended December 31, 2018, we raised $103.2 million, net of commissions paid, but excluding estimated transaction expenses through a combination of “at-the-market” equity offerings and an underwritten public offering, selling an aggregate of 9,540,000 common shares.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting pre-clinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•	the timing and magnitude of potential milestone payments and royalties under our product acquisition and in-license agreements;
•	the cost of commercializing any future products we develop independently that are approved for sale;
•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on our future products, if any.

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

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2018 and 2017  (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(34,724)	$(28,726)
Net cash provided by (used in) investing activities	(28,987)	24,294
Net cash provided by financing activities	111,591	7,070

Operating Activities

Net cash used in operating activities totaled $34.7 million in 2018 as compared to $28.7 million in 2017. The increase in cash used in operating activities was primarily related to a one-time payment to Bausch Health of $6.0 million for the buy-out of all future milestone payments and royalties owed to Bausch Health with respect to our XEN1101 program, interest paid on our term loan, and an increase in general and administrative expenses. The increase in cash used in operating activities was partially offset by a decrease in research and development expenses and an increase in interest income.

Investing Activities

Net cash used in investing activities totaled $29.0 million in 2018 as compared to net cash provided by investing activities of $24.3 million in 2017. The change in cash provided by (used in) investing activities was driven by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

Net cash provided by financing activities totaled $111.6 million in 2018 as compared to $7.1 million in 2017. The increase in cash provided by financing activities was primarily related to approximately $102.9 million of net proceeds from the issuance of common shares as well as net proceeds of $8.5 million under the second tranche of our December 2017 loan and security agreement with the Bank and subsequent refinancing in August 2018.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2018 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Operating lease (1)	$3,583	$1,128	$2,199	$256	$—
Term loan (2)	$15,500	$—	$11,367	$4,133	—
Total contractual obligations	$19,083	$1,128	$13,566	$4,389	$—

(1)	Represents future minimum lease payments under an operating lease in effect as of December 31, 2018 for our current facility in Burnaby, British Columbia, Canada.
(2)

Excluding expected interest payments of $0.9 million (less than one year), $1.3 million (one to three years), $0.1 million (three to five years) based on the prime rate plus 0.5% margin at December 31, 2018. Also excluded is the final payment fee of $1.0 million which represents 6.5% of the principal amount.

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

On August 3, 2018, we entered into Amended and Restated Loan Agreement with the Bank, pursuant to which the Bank extended a term loan to us with a principal amount of $15.5 million, or Term Loan, which was used to repay in full outstanding borrowings of $12.0 million under the Modified Loan Agreement and a payment of $0.5 million, which represented the current portion of the final payment fee due under the Modified Loan Agreement, as well as for working capital and other general corporate purposes, including the advancement of our clinical development programs.

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

Other Commitments

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

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from an affiliate of Bausch Health, and assumed certain financial responsibilities under that agreement. Under the terms of the agreement, we paid an upfront fee of approximately $0.4 million and milestone payments in 2017 totaling $0.7 million, which we expensed as research and development. In September 2018, we entered into a milestone and royalty buy-out agreement with Bausch Health under which all potential clinical development, regulatory and sales-based milestones and royalties on commercial sales with respect to XEN1101 that may become owed to Bausch Health under the asset purchase agreement were terminated in exchange for a one-time payment of $6.0 million which was expensed in the period. Future potential payments to 1st Order include $0.5 million in clinical development milestones, up to $6.0 million in regulatory milestones, and $1.5 million in other milestones that may be payable pre-commercially. There are no royalty obligations to 1st Order.

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

In July 2018, we amended our collaborative research and license agreement with Genentech to provide us with greater flexibility in developing additional compounds that target Nav1.6. Pursuant to the amendment, we obtained a non-exclusive, irrevocable, perpetual, world-wide, sublicensable license under the know-how forming part of the Genentech intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make, use, sell, offer for sale, and import compounds from our Nav1.6 program that are above a certain potency threshold on Nav1.7 and products containing those compounds. Our license from Genentech includes commercialization rights but we are restricted from developing or commercializing our Nav1.6 compounds below a certain potency threshold on Nav1.7 in the field of epilepsy and any of our Nav1.6 compounds, regardless of their potency on Nav1.7, in the field of pain. In exchange for the rights granted to us under this amendment, Genentech is eligible to receive a low single-digit percentage, tiered royalty on net sales of our Nav1.6 compounds, including XEN901, for a period of ten years from first commercial sale on a country-by-country basis. Pursuant to the amendment, we granted Genentech a royalty-free, non-exclusive, world-wide license under our Nav1.6 intellectual property to make, use, sell, offer for sale and import compounds below a certain potency threshold on Nav1.7 and products containing those compounds for all uses and indications except epilepsy.

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

Outstanding Share Data

As of March 1, 2019, we had 25,751,266 common shares issued and outstanding and outstanding stock options to purchase an additional 2,688,345 common shares. In addition, as of March 1, 2019, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 10d to our consolidated financial statements included in Part II, Item 8 of this report.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities. The update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. We adopted the standard on January 1, 2019 and can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. We have identified one operating lease for our premises which will be subject to the new guidance and will be recognized as an operating lease liability and right-of-use asset upon adoption.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. These amendments make targeted improvements to accounting for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. These amendments will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 and should be applied retrospectively to the date of initial application of Topic 606. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 301 of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Consolidated Financial Statements

Year ended December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xenon Pharmaceuticals Inc. and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 1999.

Vancouver, British Columbia
March 6, 2019

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$67,754	$20,486
Marketable securities	51,552	23,181
Accounts receivable	256	438
Prepaid expenses and other current assets	1,875	716
	121,437	44,821
Prepaid expenses, long-term	—	230
Property, plant and equipment, net (note 7)	991	1,070
Total assets	$122,428	$46,121

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 8)	4,119	3,383
Loan payable, current portion (note 9)	—	700
	4,119	4,083
Loan payable, long-term (note 9)	15,014	6,104
	$19,133	$10,187

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2017 - nil) (note 10)	$7,732	$—
Common shares, without par value; unlimited shares authorized; issued and outstanding: 25,750,721 (December 31, 2017 - 17,998,420) (note 10)	265,923	173,841
Additional paid-in capital	38,515	36,471
Accumulated deficit	(207,885)	(173,388)
Accumulated other comprehensive loss	(990)	(990)
	$103,295	$35,934
Total liabilities and shareholders’ equity	$122,428	$46,121

Collaboration agreements (note 12)
Commitments and contingencies (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2018	2017
Revenue:
Collaboration revenue (note 12)	$—	$311
	—	311
Operating expenses:
Research and development	23,634	25,573
General and administrative	8,382	7,313
Buy-out of future milestones and royalties (note 13d)	6,000	—
	38,016	32,886
Loss from operations	(38,016)	(32,575)
Other income (expense):
Interest income	1,216	477
Interest expense	(1,394)	—
Foreign exchange gain (loss)	(701)	1,394
Gain on termination of collaboration agreement (note 12a)	4,398	—
Net loss and comprehensive loss	(34,497)	(30,704)
Net loss attributable to preferred shareholders	(2,881)	—
Net loss attributable to common shareholders	(31,616)	(30,704)
Net loss per common share (note 6):
Basic	$(1.63)	$(1.71)
Diluted	$(1.63)	$(1.72)
Weighted-average common shares outstanding (note 6):
Basic	19,425,711	17,985,061
Diluted	19,425,711	18,001,759

The accompanying notes are an integral part of these consolidated financial statements.

XENON pharmaceuticals INC.

Consolidated Statement of Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	loss(1)	equity
Balance as of December 31, 2016	—	$—	17,930,590	$173,246	$34,326	$(142,681)	$(990)	$63,901
Net loss for the year						(30,704)		(30,704)
Stock-based compensation expense					2,460			2,460
Issued pursuant to exercise of stock options			67,830	595	(415)	(3)		177
Issuance of warrants					100			100
Balance as of December 31, 2017	—	$—	17,998,420	$173,841	$36,471	$(173,388)	$(990)	$35,934
Net loss for the year						(34,497)		(34,497)
Issuance of common shares, net of issuance costs (note 10a)			9,540,000	102,850				102,850
Issued (cancelled) pursuant to exchange agreement (note 10d)	2,868,000	21,825	(2,868,000)	(21,825)				—
Conversion of preferred shares to common shares (note 10d)	(1,852,000)	(14,093)	1,852,000	14,093				—
Cancelled pursuant to termination of collaboration agreement (note 12a)			(1,000,000)	(4,470)				(4,470)
Stock-based compensation expense					2,652			2,652
Issued pursuant to exercise of stock options and warrants			228,301	1,434	(1,146)			288
Issuance of warrants					538			538
Balance as of December 31, 2018	1,016,000	$7,732	25,750,721	$265,923	$38,515	$(207,885)	$(990)	$103,295

(1)

 Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss	$(34,497)	$(30,704)
Items not involving cash:
Depreciation	586	649
Amortization of discount on term loan	284	11
Stock-based compensation	2,625	2,236
Unrealized foreign exchange (gain) loss	646	(1,474)
Gain on termination of collaboration agreement (note 12a)	(4,398)	—
Changes in operating assets and liabilities:
Accounts receivable	175	(232)
Prepaid expenses, and other current assets	(928)	613
Prepaid expenses, long term	—	178
Accounts payable and accrued expenses	783	(3)
Net cash used in operating activities	(34,724)	(28,726)

Investing activities:
Purchases of property, plant and equipment	(507)	(315)
Purchase of marketable securities	(77,002)	(28,007)
Proceeds from marketable securities	48,522	52,616
Net cash provided by (used in) investing activities	(28,987)	24,294

Financing activities:
Proceeds from issuance of refinanced term loan, net of issuance costs (note 9)	8,453	6,893
Issuance of common shares, net of issuance costs (note 10a)	102,850	—
Issuance of common shares pursuant to exercise of stock options	288	177
Net cash provided by financing activities	111,591	7,070
Effect of exchange rate changes on cash and cash equivalents	(612)	753
Increase in cash and cash equivalents	47,268	3,391
Cash and cash equivalents, beginning of year	20,486	17,095
Cash and cash equivalents, end of year	$67,754	$20,486

Supplemental disclosures:
Interest paid	$561	$—
Interest received	1,067	740
Supplemental disclosures of non-cash transactions:
Fair value of stock options and warrants exercised on a cashless basis	1,125	25
Issuance of preferred shares in exchange for common shares (note 10d)	21,825	—
Conversion of preferred shares to common shares (note 10d)	14,093	—
Termination of Teva agreement through cancellation of common shares (note 12a)	4,470	—

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.	Nature of the business:

Xenon Pharmaceuticals Inc. (the “Company”), incorporated in 1996 under the British Columbia Business Corporations Act and continued federally in 2000 under the Canada Business Corporation Act, is a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders. Building upon its extensive knowledge of human genetics and diseases caused by mutations in ion channels, known as channelopathies, the Company is advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy.

The Company has incurred significant operating losses since inception. As of December 31, 2018, the Company had an accumulated deficit of $207,885 and a $34,497 net loss for the year ended December 31, 2018. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

Until such time as the Company can generate substantial product revenue, if ever, management expects to finance the Company’s cash needs through a combination of collaboration agreements, equity and debt financings. The continuation of research and development activities and the future commercialization of its products are dependent on the Company’s ability to successfully raise additional funds when needed. It is not possible to predict either the outcome of future research and development programs or the Company’s ability to continue to fund these programs in the future.

2.	Basis of presentation:

These consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The Company has one wholly-owned subsidiary as at December 31, 2018, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No impairment of long-lived assets was noted during the years ended December 31, 2018 and 2017.

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

The Company recognizes the amount of revenue to which it expects to be entitled, for the transfer of promised goods or  services to customers under a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as a performance obligation is satisfied.

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

Certain development activity costs, such as pre-clinical costs, manufacturing costs and clinical trial costs, are a component of research and development costs and include fees paid to contract research organizations, investigators and other vendors who conduct certain product development activities on behalf of the Company. The amount of expenses recognized in a period related to service agreements is based on estimates of the work performed using the accrual basis of accounting. These estimates are based on patient enrollment, services provided and goods delivered, contractual terms, and experience with similar contracts. The Company monitors these factors and adjusts the estimates accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

(k)	Stock-based compensation:

The Company grants stock options to employees, directors and officers pursuant to a stock option plan described in note 10c.

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

(l)	Foreign currency translation:

The functional and reporting currency of the Company and its subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in a currency other than the U.S. dollar are re-measured into U.S. dollars at the exchange rate prevailing as at the balance sheet date. Non-monetary assets and liabilities acquired in a currency other than U.S. dollars are translated at historical exchange rates prevailing at each transaction date.

Revenue and expense transactions are translated at the exchange rates prevailing at each transaction date. Exchange gains and losses on translation are included in the consolidated statements of operations and comprehensive income (loss) as foreign exchange gain (loss).

(m)	Income taxes:

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

(n)	Deferred tenant inducements:

Deferred tenant inducements, which include leasehold improvements paid for by the landlord and free rent, are included in the consolidated balance sheet as accounts payable and accrued expenses and recognized as a reduction of rent expense on a straight-line basis over the term of the lease.

(o)	Segment and geographic information:

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

4.	Changes in significant accounting policies:

The Company adopted the new revenue standard (Accounting Standards Codification “ASC” 606), effective January 1, 2018, using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting the new revenue standard on contracts in process is recognized by an adjustment to retained earnings at the effective date. The adoption of the new revenue standard did not change the Company’s recognized revenue under its one ongoing significant collaborative research and license agreement with Genentech, a member of the Roche Group, described in note 12b and no cumulative effect adjustment was required. Refer to the Company’s Revenue Recognition policy described in note 3i.

5.	Future changes in accounting policies:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities. The update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. These amendments will be effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018. The Company adopted the standard on January 1, 2019 and can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. The Company has identified one operating lease for its premises which will be subject to the new guidance and will be recognized as an operating lease liability and right-of-use asset upon adoption.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. These amendments make targeted improvements to accounting for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. These amendments will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 and should be applied retrospectively to the date of initial application of Topic 606. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

6.	Net income (loss) per common share and preferred share:

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

For the year ended December 31, 2018, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period. For the year ended December 31, 2017, 2,172,034 stock options and warrants were excluded from the calculation of diluted net loss per common share as their inclusion would be anti-dilutive. No convertible preferred shares were outstanding for the year ended December 31, 2017.

The following is a reconciliation of the numerators and denominators of basic and diluted net loss per common share and preferred share:

	Year Ended December 31,
	2018		2017
Numerator:	Common Shares	Preferred Shares	Common Shares	Preferred Shares
Allocation of loss used attributed to shareholders:
Basic	$(31,616)	$(2,881)	$(30,704)	$—
Adjustment for change in fair value of liability classified stock options	—	—	(187)	—
Diluted	$(31,616)	$(2,881)	$(30,891)	$—
Denominator:
Weighted average number of shares:
Basic	19,425,711	1,769,900	17,985,061	—
Adjustment for dilutive effect of stock options	—	—	16,698	—
Diluted	19,425,711	1,769,900	18,001,759	—
Net loss attributable to shareholders per share - basic	$(1.63)	$(1.63)	$(1.71)	$—
Net loss attributable to shareholders per share - diluted	$(1.63)	$(1.63)	$(1.72)	$—

7.	Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2018	2017
Research equipment	$7,313	$6,984
Office furniture and equipment	1,046	1,043
Computer equipment	2,461	2,311
Leasehold improvements	6,370	6,370
Less: accumulated depreciation and amortization	(16,199)	(15,638)
Net book value	$991	$1,070

8.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2018	2017
Trade payables	$665	$1,253
Employee compensation, benefits, and related accruals	1,728	1,017
Consulting and contracted research	1,404	817
Professional fees	237	252
Other	85	44
Total	$4,119	$3,383

9.	Term Loan:

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

In connection with the Modification, the number of common shares exercisable pursuant to the warrant issued to the Bank in December 2017 under the Loan Agreement (the “December 2017 Warrant”) increased by 36,008 common shares. The relative fair value of the additional common shares exercisable pursuant to the December 2017 Warrant was $247 and was classified in equity. With this increase, the December 2017 Warrant allowed the Bank to purchase a total of 86,419 of the Company’s common shares at a price per common share of $2.43. The December 2017 Warrant was immediately exercisable, had a 10-year term, and contained a cashless exercise provision. In connection with the entry into the Amended and Restated Loan Agreement, the maximum number of common shares exercisable pursuant to the December 2017 Warrant was fixed at 86,419 at a price per common share of $2.43. In September 2018, the Company issued 72,325 common shares for the cashless exercise of the December 2017 Warrant.

In connection with the Amended and Restated Loan Agreement, the Company issued a new warrant to the Bank to purchase 40,000 of the Company’s common shares at a price per common share of $9.79. The relative fair value of the common shares exercisable pursuant to this warrant was $291 and was classified in equity. The warrant is immediately exercisable, has a 10-year term and contains a cashless exercise provision. This warrant remains outstanding at December 31, 2018.

The debt proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrant and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. At December 31, 2018, the Company determined the effective interest rate on the Amended and Restated Loan Agreement with the Bank to be 9.53% (2017 - 9.25%). Amortization of the debt discount and accretion of the final payment fee was $284 for the year ended December 31, 2018 (2017 - $11). Interest payments are made monthly.

Interest expense was $1,394 and the year ended December 31, 2018 (2017 - $24).

The outstanding loan and unamortized debt discount balances as of December 31, 2018 in accordance with the repayment terms under Amended and Restated Loan Agreement are as follows:

	December 31,
	2018	2017
Term loan	$15,500	$7,000
Less: unamortized discount on loan	(600)	(203)
Less: current portion	—	(700)
Accrued portion of final payment fee	114	7
Loan payable, long-term	$15,014	$6,104

Scheduled principal payments on outstanding debt as of December 31, 2018, excluding the final payment fee of $1,008, are as follows:

2019	$—
2020	5,167
2021	6,200
2022	4,133
Total	$15,500

The Amended and Restated Loan Agreement contains customary representations and warranties, events of default (including an event of default upon the occurrence of a material impairment on the Bank’s security interest over the collateral, and a material adverse change of the Company) and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 5.0% above the otherwise applicable interest rate. The Company is in compliance with these covenants at December 31, 2018.

10.	Share capital:
(a)	Financing:

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

In July 2018, the Company entered into an at-the-market equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel, to sell common shares of the Company having aggregate gross proceeds of up to $50,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agent. The Company sold 1,600,000 common shares under the sales agreement for proceeds of approximately $14,820, net of commissions paid, but excluding estimated transaction expenses. In connection with the Company’s entry into the July 2018 sales agreement with Jefferies and Stifel, the May 2018 sales agreement was mutually terminated by the Company and Stifel.

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

Under the 2014 Plan, options granted generally vest on a graduated basis over a four-year period or less. The exercise price of the options is determined by the Board but must at least be equal to the fair market value of the common shares on the date of grant. Options may be exercised over a maximum term of ten years. As of December 31, 2018, a total of 153,209 stock options remain to be granted under the 2014 Plan. The number of common shares available for issuance under the 2014 Plan was increased by 900,000, effective January 1, 2019, as approved by the Board in accordance with the terms of the 2014 Plan.

Summary of stock option activity is as follows:

	Number of	Weighted Average Exercise Price		Aggregate
	Options	CAD $	U.S. $	Intrinsic Value
Outstanding, December 31, 2016	1,910,823	9.84	7.32	4,464
Granted	620,950	8.69	6.69
Exercised(1)	(71,006)	3.72	2.86	108
Forfeited, cancelled or expired	(120,862)	9.06	6.98
Outstanding, December 31, 2017	2,339,905	9.32	7.41	159
Granted	706,600	6.73	5.19
Exercised(1)	(251,163)	4.57	3.53	1,028
Forfeited, cancelled or expired	(123,436)	13.61	10.50
Outstanding, December 31, 2018	2,671,906	9.49	6.96	3,483
Exercisable, December 31, 2018	1,566,435	10.70	7.84	2,198

(1)

During the year ended December 31, 2018, 49,502 (2017 – 63,425) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 106,474 (2017 – 4,405) common shares for the cashless exercise of 201,661 (2017 – 7,581) stock options.

The following table summarizes the stock options outstanding and exercisable at December 31, 2018:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number of Options Exercisable	Weighted Average Exercise Price
U.S. $		(years)	CAD $	U.S. $		CAD $	U.S. $
$1.96 - $2.74	529,675	2.34	3.42	2.51	529,675	3.42	2.51
$2.75 - $4.70	237,188	8.84	4.80	3.52	59,589	4.41	3.23
$4.71 - $5.35	508,050	9.19	6.48	4.75	—	—	—
$5.36 - $7.59	391,469	7.61	9.49	6.96	209,664	9.95	7.30
$7.60 - $8.35	269,354	6.13	10.69	7.84	232,869	10.70	7.84
$8.36 - $8.98	365,052	8.17	11.47	8.41	184,322	11.48	8.42
$8.99 - $18.70	371,118	6.39	22.43	16.45	350,316	22.81	16.72
	2,671,906	6.73	9.49	6.96	1,566,435	10.70	7.84

At December 31, 2018, there were 1,566,435 options exercisable with a weighted average remaining contractual life  of 5.25 years.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2018 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
		CAD $	USD $
Non-vested, January 1, 2018	900,604	7.12	5.66
Granted	706,600	4.84	3.74
Vested	(437,771)	8.47	6.54
Forfeited or cancelled	(63,962)	6.70	5.17
Non-vested, December 31, 2018	1,105,471	5.61	4.11

The aggregate fair value of options vested during the year ended December 31, 2018 was $2,861 (2017 – $2,047 ).

The fair value of stock options at the date of grant is estimated using the Black-Scholes option-pricing model which requires multiple subjective inputs. The risk-free interest rate of the options is based on the U.S. Treasury yield curve in effect at the date of grant for a term similar to the expected term of the option. Prior to the Company’s IPO in November 2014, the Company’s shares did not have a readily available market; therefore, the Company lacked company-specific historical and implied volatility information. Consequently, the expected volatility of stock options was estimated based on a combination of the Company’s available historical volatility information and historical volatility analysis of peers that were similar to the Company with respect to industry, stage of life cycle, size, and financial leverage. Expected life assumptions are based on the Company’s historical data. The dividend yield is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Forfeitures are recognized as they occur.

The weighted-average option pricing assumptions are as follows:

	Years ended December 31
	2018	2017
Average risk-free interest rate	2.79%	2.35%
Expected volatility	75%	80%
Average expected term (in years)	7.38	7.37
Expected dividend yield	0.00%	0.00%
Weighted average fair value of options granted	$3.74	$5.02

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive income (loss) as follows:

	Years ended December 31,
	2018	2017
Research and development	$988	$985
General and administrative	1,772	1,251
	$2,760	$2,236

As of December 31, 2018, the unrecognized stock-based compensation cost related to the non-vested stock options was $3,919, which is expected to be recognized over a weighted-average period of 2.41 years.

(d)	Exchange agreement with certain funds affiliated with BVF Partners L.P. (collectively, “BVF”):

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

During the year ended December 31, 2018, BVF converted 1,852,000 Series 1 Preferred Shares in exchange for an equal number of common shares of the Company.

11.	Concentrations of market risk:
(a)	Foreign currency risk:

At December 31, 2018, the Company had U.S. dollar denominated cash and cash equivalents and marketable securities of $110,771 (2017 - $28,028) and Canadian denominated cash and cash equivalents and marketable securities of CAD$11,644 (2017 - CAD$19,619).

The Company faces foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. The Company also holds non-U.S. dollar denominated cash and cash equivalents, marketable securities, accounts receivable and accounts payable, which are denominated in Canadian dollars.

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to the Company. The Company’s current foreign currency risk is with the Canadian dollar, as a majority of non-U.S. dollar denominated expenses are denominated in Canadian dollars and a portion of cash and cash equivalents and marketable securities are held in Canadian dollars. The Company does not currently hedge its exposure and thus assumes the risk of future gains or losses on the amounts of Canadian dollars held.

(b)	Interest Rate Risk:

At December 31, 2018, the Company had cash and cash equivalents and marketable securities of $119,306. The Company’s interest rate risk is primarily attributable to its cash and cash equivalents and marketable securities. The Company believes that it does not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of cash and cash equivalents and marketable securities. The Company does not enter into investments for trading or speculative purposes and has not used any derivative financial instruments to manage interest rate exposure.

The Company had a total outstanding loan balance of $15,500 as of December 31, 2018, of which $nil was due within 12 months. The interest rate on borrowings under the Amended and Restated Loan Agreement with the Bank accrues at a floating per annum rate of 0.5% above the prime rate.

12.	Collaboration agreements:

The Company has entered into a number of collaboration agreements under which it may have received non-refundable upfront payments.  Each arrangement is assessed in accordance with ASC 606 under the five-step model as described in note 3i. The Company generally recognizes revenue from non-refundable upfront payments ratably over the estimated term of the performance obligation or period in which the underlying benefit is transferred to the customer. If non-refundable license fees have values to the customer on a standalone basis, separate from the undelivered performance obligations, they are recognized upon delivery. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Research and development milestones in the Company’s collaboration agreements may include the following types of events:

•	completion of pre-clinical research and development work leading to selection of product candidates;
•	initiation of Phase 1, Phase 2 or Phase 3 clinical trials; and
•	achievement of certain other scientific or development events.

Regulatory milestone payments may include the following types of events:

•	filing of regulatory applications for marketing approval in the U.S., Europe or Japan, including investigational new drug applications and new drug applications; and
•	marketing approval in a major market, such as the U.S., Europe or Japan.

Commercialization milestone payments may include payments triggered by annual product sales that achieve pre-specified thresholds.

The Company evaluates each arrangement that includes research and development and sales-based milestone payments to determine whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company are not considered probable of being achieved and the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such  milestones, and if necessary, adjusts its estimate of the overall transaction price.

(a)	Teva Pharmaceutical Industries Ltd. (“Teva Pharmaceutical”) collaborative development and license agreement:

In December 2012, the Company entered into a collaborative development and license agreement with Teva Pharmaceutical, through its subsidiary, Ivax International GmbH, pursuant to which the Company granted Teva Pharmaceutical an exclusive worldwide license to develop and commercialize certain products, including TV-45070 (formerly XEN402). In the year ended December 31, 2018, no revenue has been recognized with respect to this agreement (2017 - $59). In March 2018, the Company and Teva Pharmaceuticals International GmbH and Teva Canada Limited (together, “Teva”), entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement. In connection with the termination, Teva returned and the Company cancelled 1,000,000 common shares that were owned by Teva. Pursuant to the terms of the termination agreement, Teva has also returned, licensed or assigned to the Company certain intellectual property, including certain patent rights and transferred regulatory filings related to TV-45070 to the Company. The termination agreement requires the Company to pay a low single-digit percentage royalty to Teva based on net sales of approved products, if any, resulting from any continued development and commercialization of TV-45070 by the Company or a sublicensee during the period that assigned or licensed patents cover such products. To date, no such sales have occurred.  The Company recorded a gain on the termination of the collaboration agreement of $4,398, net of direct costs incurred in connection with the termination and cancellation of 1,000,000 common shares, based on the estimated fair value represented by the market price of the common shares prior to the closing of the transaction.

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

Under the terms of the agreement, Genentech paid the Company an upfront fee of $10,000. Genentech also provided funding to the Company for certain of the Company’s full-time equivalents performing the research collaboration plan, which concluded in December 2016.

The Company received and recorded a $5,000 milestone payment in 2013 for the selection of a compound for development and an $8,000 payment in 2014 upon the approval by Health Canada of the clinical trial application. No additional milestone payments or royalties have been received to date.

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613,000, comprised of up to $45,500 in pre-clinical and clinical milestone payments, up to $387,500 in regulatory milestone payments, and up to $180,000 in sales-based milestone payments for multiple products and indications. In addition, the Company is eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large-molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis. The pre-commercial and commercial milestone payments and royalties may be subject to reductions based on the period in which the compound that is selected for development and commercialization was initially conceived.

At execution of the collaborative research and license agreement with Genentech, the transaction price included only the $10,000 upfront consideration received. None of the at-risk substantive performance milestones, including research and development and sales-based milestones, were included in the transaction price, as all milestone amounts are outside the control of the Company and contingent upon Genentech’s efforts and success in future clinical trials. Consideration associated with at-risk substantive performance milestones is recognized when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Any consideration related to sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Genentech and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The collaborative research and license agreement with Genentech was amended multiple times, in May 2015, November 2015, March 2016, May 2017, July 2018 and September 2018, to either extend the term of the research program or to provide the Company with greater flexibility in developing compounds that target Nav1.6.    Pursuant to the current amendment, the Company obtained a non-exclusive, irrevocable, perpetual, world-wide, sublicensable license under the know-how forming part of the Genentech intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make, use, sell, offer for sale, and import compounds from the Company’s Nav1.6 program that are above a certain potency threshold on Nav1.7 and products containing those compounds. The Company’s license from Genentech includes commercialization rights but we are restricted from developing or commercializing the Company’s Nav1.6 compounds below a certain potency threshold on Nav1.7 in the field of epilepsy and any of the Company’s Nav1.6 compounds, regardless of their potency on Nav1.7, in the field of pain. In exchange for the rights granted to the Company under this amendment, Genentech is eligible to receive a low single-digit percentage, tiered royalty on net sales of the Company’s Nav1.6 compounds, including XEN901, for a period of ten years from first commercial sale on a country-by-country basis. Pursuant to the amendment, Genentech was granted a royalty-free, non-exclusive, world-wide license under the Company’s Nav1.6 intellectual property to make, use, sell, offer for sale and import compounds below a certain potency threshold on Nav1.7 and products containing those compounds for all uses and indications except epilepsy.

In March 2014, the Company entered into a new agreement with Genentech for pain genetics, which focused on identifying genetic targets associated with rare phenotypes where individuals have an inability to perceive pain or where individuals have non-precipitated spontaneous severe pain. Pursuant to the terms of this agreement, any intellectual property arising out of the collaboration is jointly owned by the Company and Genentech. The Company also granted Genentech a time-limited, exclusive right of first negotiation on a target-by-target basis to form joint drug discovery collaborations. Under the terms of this agreement, Genentech paid an upfront payment of $1,500 and two $250 milestone payments related to the identification of novel pain targets in September 2015 and July 2017. Genentech’s time-limited, exclusive right of first negotiation, which was exercisable throughout the research term, expired at the same time as the agreement in March 2018. Despite such termination, the Company remains eligible for up to an additional $1,500 in milestone payments.

Pursuant to the terms of the Company’s agreement with the Memorial University of Newfoundland, the Company must pay to the Memorial University of Newfoundland certain milestone payments, a single-digit percentage of net sales for pain products the Company sells directly and a single-digit percentage of royalties received for sales of pain products by Genentech.

13.	Commitments and contingencies:
(a)	Lease commitments:

The Company entered into an amended lease agreement for research laboratories and office space in Burnaby, British Columbia, Canada for a 120-month term from April 1, 2012 to March 31, 2022, which included an element of free rent and tenant inducement that is amortized over the term of the lease.

Lease expense for the year ended December 31, 2018 was $1,194 (2017 – $1,079 ). Future minimum annual lease payments under existing operating lease commitments are as follows:

Year ending December 31:
2019	1,128
2020	1,130
2021	1,069
2022	256
Total	$3,583
(b)	Priority access agreement with Medpace Inc. (“Medpace”):

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

In April 2017, the Company acquired (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from Valeant Pharmaceuticals Luxembourg S.a.r.l., an indirect subsidiary of Bausch Health Companies Inc. (together with Valeant Pharmaceuticals Ireland Limited, “Bausch Health”) and the Company has assumed certain financial responsibilities under that agreement. Under the terms of the agreement, the Company paid an upfront fee of $350 and milestone payments in 2017 totaling $700, which were expensed as research and development.

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

(e)	License agreement:

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

14.	Income taxes:

Income tax (recovery) expense varies from the amounts that would be computed by applying the expected Canadian and provincial statutory income tax rate of 27% (2017 – 27% ) to loss before income taxes as shown in the following table:

	2018	2017
Computed recoveries at Canadian federal and provincial tax rates	$(9,273)	$(8,000)
Change in valuation allowance	10,472	9,210
Investment tax credits earned	(1,567)	(1,393)
Tax attributes expired/utilized	911	683
Non-deductible expenditures	(473)	594
Effect of tax rate increases	—	(1,444)
Other	(70)	350
Income tax (recovery) expense	$—	$—

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	2018	2017
Deferred income tax assets
Scientific research and experimental development pool	$26,572	$25,056
Investment tax credits	23,808	22,872
Non-capital losses	22,035	13,645
Depreciable assets	5,710	5,360
Deferred financing fees	1,303	578
Other	98	114
Less - valuation allowance	(79,526)	(67,625)
Net deferred income tax assets	$—	$—

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

At December 31, 2018, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $98,412 (2017 – $92,799) with no expiry.

At December 31, 2018, the Company has $22,253 (2017 – $21,066) of investment tax credits available to offset federal taxes payable and $7,640 (2017 – $7,560) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2018, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $81,611 (2017 – $50,536).

The investment tax credits and loss carry forwards expire over various years to 2038.

As of December 31, 2018, the total amount of the Company’s unrecognized tax benefits of uncertain tax positions were $6,350 (2017 – $6,350). If recognized in future periods, the unrecognized tax benefits would affect the Company’s effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties have not been accrued at December 31, 2018 as none would be owing on the unrecognized tax benefits due to the availability of non-capital losses to shelter any potential taxable income arising thereon.

The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2002 to 2017 remain subject to Canadian income tax examinations.

15.	Related Parties:
(a)	Exchange agreement with BVF:

In March 2018, the Company and BVF entered into an exchange agreement pursuant to which the Company issued       2,868,000 Series 1 Preferred Shares in exchange for 2,868,000 common shares which were subsequently cancelled by the  Company. Prior to the closing of the transactions contemplated in the exchange agreement, BVF held a number of common shares representing approximately 19.9% of the Company’s then outstanding common shares. For additional information regarding the Series 1 Preferred Shares, refer to note 10d.

(b)	Termination of collaboration agreement with Teva:

In March 2018, the Company and Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended. In connection with the termination, the Company cancelled 1,000,000 common shares that were owned by Teva. Prior to the share cancellation, Teva owned more than 5% of the Company’s outstanding common shares. For additional information regarding the termination agreement and the share cancellation, refer to note 12a.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2018. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have a written code of conduct that applies to all of our directors, officers and employees. A copy of the most up-to-date version of our code of conduct is available within the “Investors” section on our company website located at http://www.xenon-pharma.com and on SEDAR at www.sedar.com.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Specimen Series 1 Preferred Share Certificate.	8-K	001-36687	4.1	March 28, 2018

4.3	Warrant to Purchase Shares, dated August 3, 2018, by and between Xenon Pharmaceuticals Inc. and Silicon Valley Bank.	8-K	001-36687	4.1	August 7, 2018

10.1†	Exclusive Collaborative Research and Option Agreement, dated June 10, 2009, by and between the Company and Merck Sharp & Dohme Research Ltd, as amended.	S-1/A	333-198666	10.1	October 6, 2014

10.2†	Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	S-1/A	333-198666	10.3	October 6, 2014

10.3#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.4#	2014 Equity Incentive Plan.	S-1	333-198666	10.8	September 10, 2014

10.5#	Form of Share Option Agreement, as amended, under the 2014 Equity Incentive Plan.	10-K	001-36687	10.8A	March 8, 2017

10.6#	Offer Letter, dated October 3, 2014, by and between the Company and Simon Pimstone.	S-1/A	333-198666	10.9	October 6, 2014

10.7#	Offer Letter, dated October 3, 2014, by and between the Company and Ian Mortimer.	S-1/A	333-198666	10.11	October 6, 2014

10.8#	Offer Letter, dated October 3, 2014, by and between the Company and Robin Sherrington.	S-1/A	333-198666	10.13	October 6, 2014

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.9	Lease, dated as of 2001, by and between the Company and Discovery Parks Incorporated, as amended through July 1, 2014.	S-1	333-198666	10.14	September 10, 2014

10.10#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.11†	Amendment #4, dated May 13, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	August 13, 2015

10.12	Lease Modification Agreement, effective July 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-Q	001-36687	10.1	November 10, 2015

10.13	Lease Modification Agreement, effective December 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-K	001-36687	10.19	March 8, 2016

10.14†	Amendment #5, dated November 19, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-K	001-36687	10.20	March 8, 2016

10.15†	Amendment #6, dated March 9, 2016, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	May 10, 2016

10.16#	Offer letter, effective January 1, 2017, by and between Xenon Pharmaceuticals USA Inc. and James Empfield.	10-K	001-36687	10.20	March 8, 2017

10.17†	Letter Agreement to Amendment #4, dated May 8, 2017, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	August 3, 2017

10.18†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.	10-Q	001-36687	10.2	August 3, 2017

10.19	Loan and Security Agreement, dated December 18, 2017, by and among Xenon Pharmaceuticals Inc., Xenon Pharmaceuticals USA Inc. and Silicon Valley Bank.	8-K	001-36687	10.1	December 18, 2017

10.20†	Termination Agreement by and among Xenon Pharmaceuticals Inc., Teva Pharmaceuticals International GmbH and Teva Canada Limited dated March 7, 2018.	8-K	001-36687	10.1	March 7, 2018

10.21	Exchange Agreement, dated March 23, 2018, by and among the Company and the shareholders listed in Schedule B thereto.	8-K	001-36687	10.1	March 28, 2018

10.22	At-the-Market Equity Offering Sales Agreement, dated as of May 8, 2018, between Xenon Pharmaceuticals Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	May 8, 2018

10.23	First Loan Modification to Loan and Security Agreement, dated June 12, 2018, by and among Xenon Pharmaceuticals Inc., Xenon Pharmaceuticals USA Inc. and Silicon Valley Bank.	8-K	001-36687	10.1	June 13, 2018

10.24†	Letter Amendment #7, dated July 25, 2018, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	10-Q	001-36687	10.3	August 7, 2018

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.25	At-the-Market Equity Offering Sales Agreement, dated as of July 11, 2018, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	July 12, 2018

10.26	Amended and Restated Loan and Security Agreement, dated August 3, 2018, by and among Xenon Pharmaceuticals Inc., Xenon Pharmaceuticals USA Inc. and Silicon Valley Bank.	8-K	001-36687	10.1	August 7, 2018

10.27	Milestone and Royalty Buy-Out Agreement, dated September 7, 2018, by and among Xenon Pharmaceuticals Inc., Valeant Pharmaceuticals Ireland Limited and Valeant Pharmaceuticals Luxembourg S.a.r.l.	8-K	001-36687	10.1	September 11, 2018

10.28†	Amended and Restated Amendment #7, dated September 27, 2018, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	10-Q	001-36687	10.5	November 6, 2018

21.1	List of Subsidiaries of the Company.	10-K	001-36687	21.1	March 8, 2017

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

Dated: March 6, 2019	XENON PHARMACEUTICALS INC.
	By:	/s/ Simon Pimstone
Simon Pimstone
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

Signature	Title	Date
/s/ Simon Pimstone Simon Pimstone	Chief Executive Officer (Principal Executive Officer)	March 6, 2019
/s/ Ian Mortimer Ian Mortimer	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2019
/s/ Michael Tarnow Michael Tarnow	Chair of the Board of Directors	March 6, 2019
/s/ Mohammad Azab Mohammad Azab	Director	March 6, 2019
/s/ Steven Gannon Steven Gannon	Director	March 6, 2019
/s/ Michael Hayden Michael Hayden	Director	March 6, 2019
/s/ Frank Holler Frank Holler	Director	March 6, 2019
/s/ Gary Patou Gary Patou	Director	March 6, 2019
/s/ Richard Scheller Richard Scheller	Director	March 6, 2019
/s/ Dawn Svoronos Dawn Svoronos	Director	March 6, 2019