Form 10-Q
period 2019-03-31
Xenon Pharmaceuticals Inc.
filed 2019-05-07
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	XENE	The Nasdaq Global Market

As of May 3, 2019, the registrant had 25,772,999 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$52,180	$67,754
Marketable securities	58,249	51,552
Accounts receivable	132	151
Prepaid expenses and other current assets	1,486	1,875
	112,047	121,332
Operating lease right-of-use asset (note 6)	1,233	—
Property, plant and equipment, net	1,198	991
Deferred tax assets (note 10)	72	105
Total assets	$114,550	$122,428

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	5,794	4,119
Current portion of operating lease liability (note 6)	582	—
	6,376	4,119
Operating lease liability (note 6)	722	—
Loan payable, long-term (note 8)	15,139	15,014
	$22,237	$19,133

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2018 - 1,016,000) (note 9)	7,732	7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 25,771,954 (December 31, 2018 - 25,750,721) (note 9)	266,040	265,923
Additional paid-in capital	38,932	38,515
Accumulated deficit	(219,401)	(207,885)
Accumulated other comprehensive loss	(990)	(990)
	$92,313	$103,295
Total liabilities and shareholders’ equity	$114,550	$122,428

Commitments and contingencies (note 11)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$9,137	$5,568
General and administrative	2,621	2,238
	11,758	7,806
Loss from operations	(11,758)	(7,806)
Other income (expense):
Interest income	682	108
Interest expense	(358)	(159)
Foreign exchange gain (loss)	130	(284)
Gain on termination of collaboration agreement (note 9c)	—	4,398
Loss before income taxes	(11,304)	(3,743)
Income tax expense (note 10)	(37)	(12)
Net loss and comprehensive loss	(11,341)	(3,755)
Net loss attributable to preferred shareholders	(430)	(33)
Net loss attributable to common shareholders	$(10,911)	$(3,722)
Net loss per common share (note 4):
Basic	$(0.42)	$(0.21)
Diluted	$(0.42)	$(0.21)
Weighted-average common shares outstanding (note 4):
Basic	25,753,836	17,804,421
Diluted	25,753,836	17,804,421

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	17,998,420	$173,841	$36,471	$(173,388)	$(990)	$35,934
Net loss for the period						(3,755)		(3,755)
Issued (cancelled) pursuant to exchange agreement (note 9b)	2,868,000	21,825	(2,868,000)	(21,825)				—
Cancelled pursuant to termination of collaboration agreement (note 9c)			(1,000,000)	(4,470)				(4,470)
Stock-based compensation expense					670			670
Issued pursuant to exercise of stock options			40,881	341	(222)			119
Balance as of March 31, 2018	2,868,000	$21,825	14,171,301	$147,887	$36,919	$(177,143)	$(990)	$28,498

Balance as of December 31, 2018	1,016,000	$7,732	25,750,721	$265,923	$38,515	$(207,885)	$(990)	$103,295
Cumulative effect of accounting change (note 3)						(175)		(175)
Net loss for the period						(11,341)		(11,341)
Stock-based compensation expense					476			476
Issued pursuant to exercise of stock options			21,233	117	(59)			58
Balance as of March 31, 2019	1,016,000	$7,732	25,771,954	$266,040	$38,932	$(219,401)	$(990)	$92,313
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(11,341)	$(3,755)
Items not involving cash:
Depreciation	79	150
Amortization of discount on term loan	125	72
Deferred income tax (recovery) expense	33	(37)
Stock-based compensation	491	663
Unrealized foreign exchange (gain) loss	(23)	267
Gain on termination of collaboration agreement (note 9c)	—	(4,398)
Changes in operating assets and liabilities:
Accounts receivable	20	40
Prepaid expenses, and other current assets	389	(435)
Prepaid expenses, long term	—	230
Accounts payable and accrued expenses	1,560	(1,016)
Net cash used in operating activities	(8,667)	(8,219)

Investing activities:
Purchases of property, plant and equipment	(335)	(181)
Purchase of marketable securities	(34,325)	(8,148)
Proceeds from marketable securities	27,628	13,306
Net cash provided by (used in) investing activities	(7,032)	4,977

Financing activities:
Issuance of common shares pursuant to exercise of stock options	58	119
Net cash provided by financing activities	58	119
Effect of exchange rate changes on cash and cash equivalents	67	(163)
Decrease in cash and cash equivalents	(15,574)	(3,286)
Cash and cash equivalents, beginning of period	67,754	20,486
Cash and cash equivalents, end of period	$52,180	$17,200

Supplemental disclosures:
Interest paid	$230	$71
Interest received	709	141
Cash paid for operating lease	158	152
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	7	176
Issuance of preferred shares in exchange for common shares (note 9b)	—	21,825
Termination of Teva agreement through cancellation of common shares (note 9c)	—	4,470

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

The Company has incurred significant operating losses since inception. As of March 31, 2019, the Company had an accumulated deficit of $219,401 and an $11,341 net loss for the three months ended March 31, 2019. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

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

The Company has one wholly-owned subsidiary as of March 31, 2019, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

These unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018 and included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on March 6, 2019.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the policy described in note 3 below.

3.	Changes in significant accounting policies:

The Company adopted the new lease standard (Accounting Standards Codification “ASC” 842), effective January 1, 2019, using the transition method under which previously presented financial statements are not restated and the cumulative effect of adopting the new lease standard on leases existing as of, or entered into after January 1, 2019, is recognized by an adjustment to retained earnings at the effective date. Consequently, comparative periods have been accounted for in accordance with the previous lease standard and the disclosures are in accordance with ASC 840.

In addition, the Company elected to apply the package of practical expedients which allows entities not to reassess its previous conclusions about lease identification, lease classification, and initial direct costs. The Company elected not to use hindsight to determine lease terms and to not separate non-lease components from the associated lease component. The new lease standard only impacted the Company’s one operating lease for its premises. Adoption of the new lease standard resulted in recognition of a right-of-use asset of $1,333 and a lease liability of $1,453, as of January 1, 2019. The difference between the right-of-use asset and lease liability relates to the balance of deferred tenant inducements. In addition, a cumulative effect adjustment of $175 was recorded to opening retained earnings. The adoption of the new lease standard did not materially impact the consolidated statement of operations and comprehensive loss or the consolidated statement of cash flows. For additional disclosure and detail, see note 6 below.

4.	Net income (loss) per common and preferred share:

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

For the three months ended March 31, 2019 and 2018, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

5.	Fair value of financial instruments:

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

6.	Leases:

The Company has one operating lease for research laboratories and office space in Burnaby, British Columbia for a 120-month term from April 1, 2012 to March 31, 2022.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s operating lease does not provide an implicit rate, the discount rate used to determine the present value of the lease payments is the collateralized incremental borrowing rate based on the remaining lease term. The operating lease asset excludes lease incentives. The operating lease contains the option to extend or terminate the lease term at the Company’s discretion. Renewal and termination options are included in the lease term when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

The cost components of our operating lease were as follows for the period ended March 31, 2019:

Lease Cost
Operating lease expense	$109
Variable lease expense(1)	179
Lease Term and Discount Rate
Remaining lease term (years)	3
Discount rate	3.75%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of March 31, 2019 were as follows:

Year ending December 31:
2019 (remainder of the year)	$466
2020	621
2021	587
2022	140
Total future minimum lease payments	$1,814
Less: imputed interest	(78)
Less: future lease incentives reasonably certain of use	(432)
Present value of lease liabilities	$1,304
7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2019	2018
Trade payables	$1,071	$665
Employee compensation, benefits, and related accruals	784	1,728
Consulting and contracted research	3,551	1,404
Professional fees	250	237
Other	138	85
Total	$5,794	$4,119
8.	Term loan:

In August 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to extend a term loan to the Company with a principal amount of $15,500.

At March 31, 2019, the Company determined the effective interest rate on the Amended and Restated Loan Agreement to be 9.53% (December 31, 2018 – 9.53%). Amortization of the debt discount and accretion of the final payment fee was $125 for the three months ended March 31, 2019 (March 31, 2018 - $72). Interest payments are made monthly.

Interest expense was $358 for the three months ended March 31, 2019 (March 31, 2018 - $159).

The outstanding loan and unamortized debt discount balances as of March 31, 2019 in accordance with the repayment terms under the Amended and Restated Loan Agreement are as follows:

	March 31,	December 31,
	2019	2018
Term loan	$15,500	$15,500
Less: unamortized discount on loan	(544)	(600)
Less: current portion	—	—
Accrued portion of final payment fee	183	114
Loan payable, long-term	$15,139	$15,014

Scheduled principal payments on outstanding debt as of March 31, 2019, excluding the final payment fee of $1,008, are as follows:

2019	$—
2020	5,167
2021	6,200
2022	4,133
Total	$15,500

The Amended and Restated Loan Agreement contains customary representations and warranties, events of default (including an event of default upon the occurrence of a material impairment on the Bank’s security interest over the collateral, and a material adverse change of the Company) and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. The Company is in compliance with these covenants at March 31, 2019.

At March 31, 2019, the Company has a warrant outstanding to the Bank to purchase 40,000 of the Company’s common shares at a price per share of $9.79.

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

(d)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended March 31,
	2019	2018
Outstanding, beginning of period	2,671,906	2,339,905
Granted	21,900	563,700
Exercised(1)	(22,402)	(84,668)
Forfeited, cancelled or expired	(3,955)	(22,996)
Outstanding, end of period	2,667,449	2,795,941
Exercisable, end of period	1,769,984	1,505,459

(1)

During the three months ended March 31, 2019, 20,576 stock options were exercised for the same number of common shares for cash (three months ended March 31, 2018 – 13,374). In the same period, the Company issued 657 common shares (three months ended March 31, 2018 – 27,507) for the cashless exercise of 1,826 stock options (three months ended March 31, 2018 – 71,294).

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Average risk-free interest rate	2.58%	2.77%
Expected volatility	76%	75%
Average expected term (in years)	6.27	7.36
Expected dividend yield	0%	0%
Weighted average fair value of stock options granted	$5.34	$3.41

10.	Income Taxes:

Income tax expense for the three months ended March 31, 2019 and 2018 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States. Deferred income tax assets recorded on the consolidated balance sheets as of March 31, 2019 and 2018 result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.

11.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

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

In March 2017, the Company entered into a license, manufacture and supply agreement with a pharmaceutical contract manufacturing organization for the access and use of certain regulatory documents as well as for the manufacture and supply of clinical and commercial drug product to support the development of XEN007. Under the terms of the agreement, the Company will be required to pay a low single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

(c)	Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from Valeant Pharmaceuticals Luxembourg S.a.r.l. (together with other Valeant entities, “Bausch Health”) and the Company has assumed certain financial responsibilities under that agreement.

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

Future potential payments to 1st Order related to the XEN1101 program include $500 in clinical development milestones, up to $6,000 in regulatory milestones, and $1,500 in other milestones, which may be payable pre-commercially. There are no royalty obligations to 1st Order.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2019 and with the securities commissions in British Columbia, Alberta and Ontario on March 6, 2019.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Overview

We are a clinical stage biopharmaceutical company committed to developing innovative therapeutics to improve the lives of patients with neurological disorders, including rare central nervous system, or CNS, conditions. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy. Our clinical development pipeline includes:

•

XEN496 (active ingredient ezogabine) is a Kv7 potassium channel modulator being developed for the treatment of KCNQ2 epileptic encephalopathy, or KCNQ2-EE. Ezogabine was previously approved by the U.S. Food and Drug Administration, or FDA, as an anti-epileptic drug as an adjunctive treatment for adults with focal seizures with or without secondary generalization. We received orphan drug designation, or ODD, from the FDA for XEN496 as a treatment of KCNQ2-EE. A steering committee made up of key opinion leaders in the KCNQ2-EE and pediatric epilepsy fields has been established to help guide the clinical development of XEN496. In response to our pre-IND briefing package submission, the FDA indicated that it was acceptable to study XEN496 in infants and children up to 4 years old, and that a single pivotal trial in approximately 20 patients may be considered adequate in order to demonstrate XEN496’s efficacy in KCNQ2-EE. We are currently finalizing a pediatric-specific formulation to complete pre-clinical formulation testing with a final drug product expected in the second quarter of 2019. We are planning to test the XEN496 pediatric formulation in a study of healthy adult volunteers, which is expected to be initiated in the third quarter of 2019. We expect to file an Investigational New Drug, or IND, application in the fourth quarter of 2019 to initiate a Phase 3 clinical trial in KCNQ2-EE;

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. Based on encouraging Phase 1 data and Phase 1b data from a pharmacodynamic transcranial magnetic stimulation, or TMS, study, we have initiated a Phase 2b clinical trial in adult patients with focal epilepsy. The Phase 2b clinical trial is designed as a randomized, double-blind, placebo-controlled, multicenter study to evaluate the clinical efficacy, safety and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. An IND application for XEN1101 has been accepted by the FDA, and site selection and patient enrollment are now underway for the XEN1101 Phase 2b clinical trial in the United States, Canada and Europe. Depending upon the rate of enrollment, top-line results from the XEN1101 Phase 2b clinical trial are anticipated in the second half of 2020;

•

XEN901 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy. Results from a XEN901 Phase 1 clinical trial and the related pilot TMS study were announced in December 2018. The next steps for XEN901 include continued planning for Phase 2 or later clinical development to evaluate XEN901 as a treatment for adult focal seizures or for rare, pediatric forms of epilepsy, including SCN8A epileptic encephalopathy, or SCN8A-EE, patients, depending on feedback from regulatory agencies. We expect to receive feedback on the requirements to advance XEN901 into pediatric SCN8A-EE patients in the second quarter of 2019, and pediatric formulation development and juvenile toxicology studies are underway to support future pediatric development activities; and

•

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel modulator that modulates Cav2.1 and T-type calcium channels. Other reported mechanisms include dopamine, histamine and serotonin inhibition. Flunarizine is available in certain countries outside of the United States, and has been reported to have clinical benefit in treating migraine and other neurological disorders, including hemiplegic migraine, or HM, alternating hemiplegia of childhood, or AHC, vertigo, and as adjunctive treatment in certain epilepsies, including childhood absence epilepsy. The FDA has granted a rare pediatric disease, or RPD, designation for the treatment of AHC with XEN007. We previously received ODD from the FDA for XEN007 for the treatment of both AHC and HM. In addition, we have entered into key exclusive licensing agreements in order to access regulatory files and drug product manufacturing, both of which may enable advanced clinical development of XEN007. Various development strategies for XEN007 are under consideration, including the support of at least one Phase 2 (or later stage) clinical trial in an orphan neurological indication, with initiation anticipated in 2019.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For the three months ended March 31, 2019 and 2018, we did not recognize any revenue from our collaboration agreements. We had a net loss of $11.3 million for the three months ended March 31, 2019 and an accumulated deficit of $219.4 million as of March 31, 2019, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations and we do not expect to have sustained profitability for the foreseeable future.

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

For the three months ended March 31, 2019 and 2018, we did not recognize any revenue from our collaboration agreements.

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

As of March 31, 2019, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$9,137	$5,568
General and administrative	2,621	2,238
Total operating expenses	$11,758	$7,806

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our proprietary product candidates, including any acquired or in-licensed product candidates or technology.

Research and development expenses consist of costs incurred in performing research and development activities, including salary, related benefits and stock-based compensation for employees engaged in scientific research and development, third-party contract costs relating to research, formulation, process development and manufacturing, pre-clinical studies and clinical trial activities, third-party acquisition, license and collaboration fees, laboratory consumables and allocated facility-related and information technology costs.

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

We expense all research and development costs as incurred. We expect that our research and development expenses will increase in the future as we advance our proprietary product candidates through clinical development, advance our internal drug discovery programs into pre-clinical development and continue our early-stage research. The increase in expense will likely include added personnel and third-party contracts related to research, formulation, process development and manufacturing, pre-clinical studies and clinical trial activities as well as third-party acquisition, license and collaboration fees and laboratory consumables.

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

There have been no material changes in our critical accounting policies and significant judgements and estimates during the three months ended March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 6, 2019. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three months ended March 31, 2019 and 2018

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)
Research and development expenses	9,137	5,568	3,569
General and administrative expenses	2,621	2,238	383
Other:
Interest income	682	108	574
Interest expense	(358)	(159)	(199)
Foreign exchange gain (loss)	130	(284)	414
Gain on termination of collaboration agreement	—	4,398	(4,398)
Loss before income taxes	$(11,304)	$(3,743)	$(7,561)

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)
XEN496 expenses	650	—	650
XEN901 expenses	2,742	1,252	1,490
XEN1101 expenses	3,643	1,758	1,885
Pre-clinical, discovery and other program expenses	2,102	2,558	(456)
Total research and development expenses	$9,137	$5,568	$3,569

Research and development expenses increased by $3.6 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily attributable to increased spending on our XEN1101 and XEN901 product candidates and our XEN496 product candidate which was announced in September 2018, partially offset by a decrease in pre-clinical, discovery and other internal program expenses.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)
General and administrative expenses	$2,621	$2,238	$383

General and administrative expenses increased by $0.4 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily attributable to increased legal expenses for intellectual property protection and business development expenses.

Other Income (Expense)

The following table summarizes our other income for the three months ended March 31, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)
Other income:	$454	$4,063	$(3,609)

Other income decreased by $3.6 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was primarily driven by a $4.4 million gain on the termination of the collaboration agreement with Teva in March 2018, partially offset by a change in foreign exchange gains and losses and an increase in interest income earned on our marketable securities. We recorded a foreign exchange gain of $0.1 million in the three months ended March 31, 2019 as compared to a $0.3 million foreign exchange loss for the same period in 2018, largely due to a 2% increase as compared to a 3% decrease in the value of the Canadian dollar, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and government funding. As of March 31, 2019, we had cash and cash equivalents and marketable securities of $110.4 million.

We have incurred significant operating losses since inception. We had an $11.3 million net loss for the three months ended March 31, 2019 and an accumulated deficit of $219.4 million from inception through March 31, 2019. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, during the year ended December 31, 2018, we raised $103.2 million, net of commissions paid, but excluding estimated transaction expenses through a combination of “at-the-market” equity offerings and an underwritten public offering, selling an aggregate of 9,540,000 common shares. During the year ended December 31, 2018, we also entered into an amended and restated loan and security agreement with the Bank providing for a term loan to us with an aggregate principal amount of $15.5 million.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(8,667)	$(8,219)
Net cash provided by (used in) investing activities	(7,032)	4,977
Net cash provided by financing activities	58	119

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities totaled $8.7 million, compared to $8.2 million for the same period in 2018. The increase in cash used in operating activities was primarily related to an increase in research and development and general and administrative expenses, partially offset by changes in working capital and an increase in interest income.

Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities totaled $7.0 million, compared to net cash provided by investing activities of $5.0 million for the same period in 2018. The change in cash provided by (used in) investing activities was driven by an increase in purchases of marketable securities, net of redemptions, in the three months ended March 31, 2019 as compared to the same period in 2018.

Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities did not change significantly as compared to the same period in 2018 and consisted exclusively of proceeds from the issuance of common shares from the exercise of stock options for both periods.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2018 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 6, 2019.

As of March 31, 2019, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

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

Outstanding Share Data

As of May 3, 2019, we had 25,772,999 common shares issued and outstanding, outstanding stock options to purchase an additional 2,665,845 common shares and an outstanding warrant to purchase an additional 40,000 common shares. In addition, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 9b to our consolidated financial statements included in Part I, Item 1 of this report.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had net losses of $11.3 million for the three months ended March 31, 2019 and an accumulated deficit of $219.4 million as of March 31, 2019, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the three months ended March 31, 2019, we incurred approximately $9.1 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

Our current cash and cash equivalents and marketable securities are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting pre-clinical research and clinical trials;

•	whether our existing collaborations generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•	the timing and magnitude of potential milestone payments and royalties under our product acquisition and in-license agreements;
•	the cost of commercializing any future products we develop independently that are approved for sale;
•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, during the year ended December 31, 2018, we raised $103.2 million, net of commissions paid, but excluding estimated transaction expenses, through a combination of “at-the-market” equity offerings and an underwritten public offering, selling an aggregate of 9,540,000 common shares. We are also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we have borrowed an aggregate principal amount of $15.5 million. Our loan pursuant to the amended and restated loan and security agreement is secured by substantially all of our assets except intellectual property and the agreement requires us to comply with various affirmative and negative covenants. The incurrence of additional indebtedness would result in increased fixed payment obligations and, potentially, the imposition of additional restrictive covenants. Such additional covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of March 31, 2019, approximately 12% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

Risks Related to Our Business

We, or our collaborators, may fail to successfully develop our product candidates.

Our clinical product candidates, which include XEN1101 and XEN901, along with product candidates we expect to enter clinical development, which include XEN496 and XEN007, and our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline in the market price of our common shares could result.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the effectiveness and safety of alternative products, the level of generic competition, and the availability of coverage and adequate reimbursement from government and other third-party payers.

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

If XEN496, XEN1101 or XEN901 were approved for the treatment of epilepsy, we anticipate that they could potentially compete with each other and other anti-epileptic drugs, or AEDs. Commonly used AEDs include phenytoin, levetiracetam, brivaracetam, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, perampanel and cannabidiol, among others. There are currently no FDA-approved treatments indicated for KCNQ2 epileptic encephalopathy (otherwise known as KCNQ2-EE or EIEE7) or for SCN8A epileptic encephalopathy (otherwise known as SCN8A-EE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. We are not aware of other companies that are developing selective Nav1.6 inhibitors for the treatment of epilepsy. There are other AEDs in development that could potentially compete with XEN496, XEN1101 or XEN901, including products in development from UCB, Inc., Zogenix, Inc., Sage Therapeutics, Marinus Pharmaceuticals, Inc., SK Life Science Inc., Knopp Biosciences LLC, Upsher-Smith Laboratories, Inc, Eisai Co., Ltd, Supernus Pharmaceuticals, Inc.,  Takeda Pharmaceutical Company Ltd, Ovid Therapeutics Inc., GW Pharmaceuticals plc, Biogen Inc., and Praxis Precision Medicines Inc.

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

We have built a product development pipeline by identifying product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies. To date, our internal discovery efforts have yielded multiple development candidates, including XEN901. Both our internal discovery efforts and our assessment of potential acquisition or in-licensing opportunities require substantial technical, financial and human resources, regardless of whether we identify any viable product candidates.

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

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. To the extent that any disruption or cybersecurity breach was to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and other remediation costs, and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cybersecurity breach of our systems nor experienced a material system failure, our internal computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, third-party contract research organizations, or CROs, or other contractors, consultants, directors and partners remain potentially vulnerable to damage from these events.

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross income and gross assets, we believe that we may be deemed a PFIC for the taxable years ended December 31, 2018 and 2017, and we could be a PFIC for the calendar year ending December 31, 2019 or in subsequent years.  Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2019 or for future taxable years.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner, or at all. Patient enrollment for clinical trials for ultra-orphan, orphan and niche indications and for more prevalent conditions is affected by factors including:

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

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-EE, SCN8A-EE, other early infantile epileptic encephalopathies, or EIEEs, alternating hemiplegia of childhood, or AHC, and hemiplegic migraine, or HM, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our clinical trials. This means that we generally will have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether. Even if we are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

AHC, KCNQ2-EE and SCN8A-EE have no FDA-approved treatments, and the clinical endpoints required to obtain approval are not well defined.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for the potential treatment of HM or AHC, has received orphan drug designation from the FDA for each indication. We have also received orphan drug designation from the FDA for XEN496, a drug we are evaluating for the treatment of KCNQ2-EE. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position. Further, not all jurisdictions, such as Canada, have orphan drug designations. Neither orphan drug designation, nor rare pediatric disease, or RPD, designation gives the drug any advantage in the regulatory review or approval process.

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

We do not have a sales or marketing infrastructure and, as a company, have no sales, marketing or distribution experience. Our strategy involves, in part, building our own commercial infrastructure to selectively commercialize future products in niche or orphan indications in certain commercial markets. If we enter into licensing or collaboration agreements, we may seek to retain the right to participate in the future development and commercialization of such products if we believe such involvement would advance our business.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or in other jurisdictions. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals, and various radioactive compounds typically employed in molecular and cellular biology. For example, we routinely use cells in culture and we employ small amounts of radioisotopes. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling, or disposal of these materials through our maintenance of up-to-date licensing and training programs. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We currently carry insurance covering certain claims arising from our use of these materials. However, if we are unable to maintain our insurance coverage at a reasonable cost and with adequate coverage, our insurance may not cover any liability that may arise. We are subject to Canadian federal, provincial, and local, and may be subject to U.S. and/or foreign, laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Complying with regulations regarding the use of these materials could be costly, and if we fail to comply with these regulations, it could have a material adverse effect on our operations and profitability.

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

•	actions by any of our collaborators regarding our product candidates they are developing, including announcements regarding clinical or regulatory decisions or developments of our collaboration;
•	unanticipated serious safety concerns related to the use of any of our products and product candidates;
•	results from or delays of clinical trials of our product candidates;
•	failure to obtain or delays in obtaining or maintaining product approvals or clearances from regulatory authorities;
•	adverse regulatory or reimbursement announcements;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	the results of our efforts to discover or develop additional product candidates;
•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;
•	regulatory or legal developments in Canada, the U.S. or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to successfully commercialize our future product candidates we develop independently, if approved;

•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	actual or anticipated quarterly variations in our financial results or those of our competitors;
•	any change to the composition of the board of directors or key personnel;
•	sales of common shares by us or our shareholders in the future, as well as the overall trading volume of our common shares;
•	failure to comply with covenants or make required payments under loan agreements;
•	changes in the structure of healthcare payment systems;
•	commencement of, or our involvement in, litigation;
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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company, which we expect to occur on December 31, 2019. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

As of March 31, 2019, stock options to purchase 2,667,449 of our common shares with a weighted-average exercise price of $7.02 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. During the year ended December 31, 2018, certain funds affiliated with BVF Partners L.P. exercised their conversion rights to convert 1,852,000 Series 1 Preferred Shares into the same number of common shares. The exercise of any of these stock options or warrant or conversion of the remaining Series 1 Preferred Shares would result in dilution to current shareholders. Further, because we will need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

We have broad discretion in the application of the net proceeds to us from previous equity and debt financings including the net proceeds we have received pursuant to our 2018 “at-the-market” equity offering programs, the net proceeds from our August 2018 amended and restated loan and security agreement, pursuant to which we have borrowed an aggregate of $15.5 million of principal and the net proceeds from our September 2018 public offering of common shares. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Simon Pimstone.	8-K	001-36687	10.1	March 25, 2019

10.2#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Ian Mortimer.	8-K	001-36687	10.2	March 25, 2019

10.3#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Ernesto Aycardi.	8-K	001-36687	10.3	March 25, 2019

10.4#	Form of Offer of Employment (CDN Executive).	8-K	001-36687	10.4	March 25, 2019

10.5#	Form of Amended and Restated Employment Agreement (CDN Executive).	8-K	001-36687	10.5	March 25, 2019

10.6#	Form of Offer of Employment (U.S. Executive).	8-K	001-36687	10.6	March 25, 2019

10.7#	Form of Amended and Restated Employment Agreement (U.S. Executive).	8-K	001-36687	10.7	March 25, 2019

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan.
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

Date: May 7, 2019

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019

XENON PHARMACEUTICALS INC.

By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer
(Principal Financial and Accounting Officer)