Form 10-Q
period 2019-06-30
Xenon Pharmaceuticals Inc.
filed 2019-08-06
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 25,775,056 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$37,075	$67,754
Marketable securities	64,726	51,552
Accounts receivable	171	151
Prepaid expenses and other current assets	1,353	1,875
	103,325	121,332
Operating lease right-of-use asset (note 6)	1,135	—
Property, plant and equipment, net	1,316	991
Deferred tax assets (note 10)	116	105
Total assets	$105,892	$122,428

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	6,676	4,119
Operating lease liability, current (note 6)	587	—
Loan payable, current (note 8)	2,067	—
	9,330	4,119
Operating lease liability (note 6)	573	—
Loan payable, long-term (note 8)	13,202	15,014
	$23,105	$19,133

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2018 - 1,016,000) (note 9)	7,732	7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 25,775,056 (December 31, 2018 - 25,750,721) (note 9)	266,062	265,923
Additional paid-in capital	39,391	38,515
Accumulated deficit	(229,408)	(207,885)
Accumulated other comprehensive loss	(990)	(990)
	$82,787	$103,295
Total liabilities and shareholders’ equity	$105,892	$122,428

Commitments and contingencies (note 11)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$8,205	$5,416	$17,342	$10,984
General and administrative	2,307	2,178	4,928	4,416
	10,512	7,594	22,270	15,400
Loss from operations	(10,512)	(7,594)	(22,270)	(15,400)
Other income (expense):
Interest income	706	125	1,388	233
Interest expense	(365)	(200)	(723)	(359)
Foreign exchange gain (loss)	135	(140)	265	(424)
Gain on termination of collaboration agreement (note 9c)	—	—	—	4,398
Loss before income taxes	(10,036)	(7,809)	(21,340)	(11,552)
Income tax (expense) recovery (note 10)	29	8	(8)	(4)
Net loss and comprehensive loss	(10,007)	(7,801)	(21,348)	(11,556)
Net loss attributable to preferred shareholders	(380)	(1,303)	(810)	(996)
Net loss attributable to common shareholders	$(9,627)	$(6,498)	$(20,538)	$(10,560)
Net loss per common share (note 4):
Basic and diluted	$(0.37)	$(0.45)	$(0.80)	$(0.66)
Weighted-average common shares outstanding (note 4):
Basic	25,773,879	14,306,491	25,763,858	16,055,456
Diluted	25,775,559	14,306,491	25,763,858	16,055,456

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	17,998,420	$173,841	$36,471	$(173,388)	$(990)	$35,934
Net loss for the period						(3,755)		(3,755)
Issued (cancelled) pursuant to exchange agreement (note 9b)	2,868,000	21,825	(2,868,000)	(21,825)				—
Cancelled pursuant to termination of collaboration agreement (note 9c)			(1,000,000)	(4,470)				(4,470)
Stock-based compensation expense					670			670
Issued pursuant to exercise of stock options			40,881	341	(222)			119
Balance as of March 31, 2018	2,868,000	$21,825	14,171,301	$147,887	$36,919	$(177,143)	$(990)	$28,498
Net loss for the period						(7,801)		(7,801)
Issuance of common shares, net of issuance costs (note 9a)			3,440,000	28,957				28,957
Stock-based compensation expense					657			657
Issued pursuant to exercise of stock options			29,650	168	(105)			63
Issuance of warrants					247			247
Balance as of June 30, 2018	2,868,000	$21,825	17,640,951	$177,012	$37,718	$(184,944)	$(990)	$50,621

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	1,016,000	$7,732	25,750,721	$265,923	$38,515	$(207,885)	$(990)	$103,295
Cumulative effect of accounting change (note 3)						(175)		(175)
Net loss for the period						(11,341)		(11,341)
Stock-based compensation expense					476			476
Issued pursuant to exercise of stock options			21,233	117	(59)			58
Balance as of March 31, 2019	1,016,000	$7,732	25,771,954	$266,040	$38,932	$(219,401)	$(990)	$92,313
Net loss for the period						(10,007)		(10,007)
Stock-based compensation expense					470			470
Issued pursuant to exercise of stock options			3,102	22	(11)			11
Balance as of June 30, 2019	1,016,000	$7,732	25,775,056	$266,062	$39,391	$(229,408)	$(990)	$82,787
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(21,348)	$(11,556)
Items not involving cash:
Depreciation	179	302
Amortization of discount on term loan	255	164
Deferred income tax recovery	(11)	(61)
Stock-based compensation	955	1,363
Unrealized foreign exchange (gain) loss	(225)	406
Gain on termination of collaboration agreement (note 9c)	—	(4,398)
Changes in operating assets and liabilities:
Accounts receivable	(15)	324
Prepaid expenses, and other current assets	522	(193)
Prepaid expenses, long term	—	230
Accounts payable and accrued expenses	2,388	(338)
Net cash used in operating activities	(17,300)	(13,757)

Investing activities:
Purchases of property, plant and equipment	(600)	(318)
Purchases of marketable securities	(64,176)	(17,911)
Proceeds from marketable securities	51,002	25,146
Net cash provided by (used in) investing activities	(13,774)	6,917

Financing activities:
Proceeds from issuance of second tranche under term loan, net of issuance costs	—	4,989
Issuance of common shares, net of issuance costs (note 9a)	—	28,957
Issuance of common shares pursuant to exercise of stock options	69	182
Net cash provided by financing activities	69	34,128
Effect of exchange rate changes on cash and cash equivalents	326	(339)
Increase (decrease) in cash and cash equivalents	(30,679)	26,949
Cash and cash equivalents, beginning of period	67,754	20,486
Cash and cash equivalents, end of period	$37,075	$47,435

Supplemental disclosures:
Interest paid	$468	$164
Interest received	1,269	289
Cash paid for operating lease	314	304
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	9	212
Issuance of preferred shares in exchange for common shares (note 9b)	—	21,825
Termination of Teva agreement through cancellation of common shares (note 9c)	—	4,470

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

The Company has incurred significant operating losses since inception. As of June 30, 2019, the Company had an accumulated deficit of $229,408 and a $21,348 net loss for the six months ended June 30, 2019. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

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

The Company has one wholly-owned subsidiary as of June 30, 2019, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2019 and 2018 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the policy described in note 3 below.

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

For the three months ended June 30, 2019, 2,658,217 stock options and all warrants and convertible preferred shares were excluded from the calculation of diluted net loss per common share as their inclusion would be anti-dilutive. For the six months ended June 30, 2019, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

For the three and six months ended June 30, 2018, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

The following table sets out the computation of basic and diluted net loss per common and preferred share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Numerator:	Common Shares	Preferred Shares	Common Shares	Preferred Shares	Common Shares	Preferred Shares	Common Shares	Preferred Shares
Allocation of loss attributed to shareholders
Basic	$(9,627)	$(380)	$(6,498)	$(1,303)	$(20,538)	$(810)	$(10,560)	$(996)
Adjustment for change in fair value of liability classified stock options	(5)	—	—	—	—	—	—	—
	$(9,632)	$(380)	$(6,498)	$(1,303)	$(20,538)	$(810)	$(10,560)	$(996)
Denominator:
Weighted average number of shares:
Basic	25,773,879	1,016,000	14,306,491	2,868,000	25,763,858	1,016,000	16,055,456	1,513,667
Adjustment for dilutive effect of stock options	1,680	—	—	—	—	—	—	—
Diluted	25,775,559	1,016,000	14,306,491	2,868,000	25,763,858	1,016,000	16,055,456	1,513,667
Net loss attributable to shareholders per share - basic	$(0.37)	$(0.37)	$(0.45)	$(0.45)	$(0.80)	$(0.80)	$(0.66)	$(0.66)
Net loss attributable to shareholders per share - diluted	$(0.37)	$(0.37)	$(0.45)	$(0.45)	$(0.80)	$(0.80)	$(0.66)	$(0.66)

5.	Fair value of financial instruments:

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

The cost components of the operating lease were as follows for the three and six month periods ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease Cost
Operating lease expense	$109	$218
Variable lease expense(1)	134	268
Lease Term and Discount Rate
Remaining lease term (years)	2.75	2.75
Discount rate	3.75%	3.75%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of June 30, 2019 were as follows:

Year ending December 31:
2019 (remainder of the year)	$310
2020	621
2021	587
2022	140
Total future minimum lease payments	$1,658
Less: imputed interest	(66)
Less: future lease incentives reasonably certain of use	(432)
Present value of lease liabilities	$1,160
7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2019	2018
Trade payables	$1,498	$665
Employee compensation, benefits, and related accruals	1,430	1,728
Consulting and contracted research	3,358	1,404
Professional fees	268	237
Other	122	85
Total	$6,676	$4,119
8.	Term loan:

In August 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to extend a term loan to the Company with a principal amount of $15,500.

At June 30, 2019, the Company determined the effective interest rate on the Amended and Restated Loan Agreement to be 9.53% (December 31, 2018 – 9.53%). Interest expense was $365 and $723 for the three and six months ended June 30, 2019, respectively (three and six months ended June 30, 2018 - $200 and $359, respectively). Included within interest expense, are amortization of the debt discount and accretion of the final payment fee of $130 and $255 for the three and six months ended June 30, 2019, respectively (three and six months ended June 30, 2018 - $92 and $164, respectively). Interest payments are made monthly.

     The outstanding loan and unamortized debt discount balances as of June 30, 2019 in accordance with the repayment terms under the Amended and Restated Loan Agreement are as follows:

	June 30,	December 31,
	2019	2018
Term loan	$15,500	$15,500
Less: unamortized discount on loan	(487)	(600)
Less: current portion	(2,067)	—
Accrued portion of final payment fee	256	114
Loan payable, long-term	$13,202	$15,014

Scheduled principal payments on outstanding debt as of June 30, 2019 by calendar year, excluding the final payment fee of $1,008, are as follows:

2019	$—
2020	5,167
2021	6,200
2022	4,133
Total	$15,500

The Amended and Restated Loan Agreement contains customary representations and warranties, events of default (including an event of default upon the occurrence of a material impairment on the Bank’s security interest over the collateral, and a material adverse change of the Company) and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. The Company is in compliance with these covenants at June 30, 2019.

At June 30, 2019, the Company has a warrant outstanding to the Bank to purchase 40,000 of the Company’s common shares at a price per share of $9.79.

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

(d)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Outstanding, beginning of period	2,667,449	2,795,941	2,671,906	2,339,905
Granted	—	122,750	21,900	686,450
Exercised(1)	(3,461)	(34,051)	(25,863)	(118,719)
Forfeited, cancelled or expired	(200)	(52,655)	(4,155)	(75,651)
Outstanding, end of period	2,663,788	2,831,985	2,663,788	2,831,985
Exercisable, end of period	1,913,129	1,560,573	1,913,129	1,560,573

(1)

During the six months ended June 30, 2019, 23,472 stock options were exercised for the same number of common shares for cash (six months ended June 30, 2018 – 36,007). In the same period, the Company issued 863 common shares (six months ended June 30, 2018 – 34,524) for the cashless exercise of 2,391 stock options (six months ended June 30, 2018 – 82,712).

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (1)	2018	2019	2018
Average risk-free interest rate	N/A	2.88%	2.58%	2.79%
Expected volatility	N/A	75%	76%	75%
Average expected term (in years)	N/A	7.65	6.27	7.41
Expected dividend yield	N/A	0%	0%	0%
Weighted average fair value of stock options granted	N/A	$4.54	$5.34	$3.61

(1)	No stock options were granted during the three months ended June 30, 2019.

10.	Income Taxes:

Income tax (expense) recovery for the three and six months ended June 30, 2019 and 2018 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States. Deferred income tax assets recorded on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.

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

Overview

We are a clinical stage biopharmaceutical company committed to developing innovative therapeutics to improve the lives of patients with neurological disorders, including rare central nervous system, or CNS, conditions. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy. Our clinical development pipeline includes:

•

XEN496 (active ingredient ezogabine) is a Kv7 potassium channel modulator being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. Ezogabine was previously approved by the U.S. Food and Drug Administration, or FDA, as an anti-epileptic drug as an adjunctive treatment for adults with focal seizures with or without secondary generalization. We received orphan drug designation, or ODD, from the FDA for XEN496 as a treatment of KCNQ2-DEE. A steering committee made up of key opinion leaders in the KCNQ2-DEE and pediatric epilepsy fields has been established to help guide the clinical development of XEN496. In response to our pre-IND briefing package submission, the FDA indicated that it was acceptable to study XEN496 in infants and children up to 4 years old, and that a single, small pivotal trial may be considered adequate in order to demonstrate XEN496’s efficacy in KCNQ2-DEE, provided the study shows evidence of a clinically meaningful benefit in patients with the intended indication. We developed XEN496 as a pediatric-specific, granule formulation to be packaged as single-dose sachets, and plan to test XEN496 in healthy adult volunteers in a pharmacokinetic, or PK, study that we expect to initiate in the third quarter of 2019. We expect to file an Investigational New Drug, or IND, application in the fourth quarter of 2019 to initiate a Phase 3 clinical trial in KCNQ2-DEE;

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. Based on encouraging Phase 1 data and Phase 1b data from a pharmacodynamic transcranial magnetic stimulation, or TMS, study, we have initiated a Phase 2b clinical trial in adult patients with focal epilepsy. The Phase 2b clinical trial is designed as a randomized, double-blind, placebo-controlled, multicenter study to evaluate the clinical efficacy, safety and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. An IND application for XEN1101 has been accepted by the FDA, and site selection and patient enrollment are now underway for the XEN1101 Phase 2b clinical trial in the United States, Canada and Europe. Long term 6-and 9-month toxicology studies are underway and are expected to support the planned 12-month open label extension for patients enrolled in the Phase 2b clinical trial. Depending upon the rate of enrollment, top-line results from the XEN1101 Phase 2b clinical trial are anticipated in the second half of 2020;

•

XEN901 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy. A XEN901 Phase 1 clinical trial has been completed. We received important feedback from the FDA regarding the requirements for clinical development of our XEN901 program, including feedback to support advancing XEN901 directly into a pediatric clinical trial examining its efficacy in pediatric patients with SCN8A epileptic encephalopathy, or SCN8A-EE. We have recently completed the development of a pediatric-specific granule formulation of XEN901 and are in the process of completing juvenile toxicology studies to support pediatric development activities. We intend to run a PK study in healthy adult volunteers with the new XEN901 pediatric formulation beginning in the third quarter of this year, followed by an IND submission to start a proposed Phase 2 or 3 clinical trial in SCN8A-EE patients;

•

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel modulator that modulates Cav2.1 and T-type calcium channels. Other reported mechanisms include dopamine, histamine and serotonin inhibition. Flunarizine is available in certain countries outside of the United States, and has been reported to have clinical benefit in treating migraine and other neurological disorders, including hemiplegic migraine, or HM, alternating hemiplegia of childhood, or AHC, vertigo, and as adjunctive treatment in certain epilepsies, including childhood absence epilepsy, or CAE. The FDA has granted a rare pediatric disease, or RPD, designation for the treatment of AHC with XEN007. We previously received ODD from the FDA for XEN007 for the treatment of both AHC and HM. To support the advanced clinical development of XEN007, we have entered into key licensing and manufacturing agreements, and various development strategies for XEN007 are under consideration. In the near term, we anticipate the initiation of a physician-led Phase 2 open label study examining the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment of CAE.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For the six months ended June 30, 2019 and 2018, we did not recognize any revenue from our collaboration agreements. We had a net loss of $21.3 million for the six months ended June 30, 2019 and an accumulated deficit of $229.4 million as of June 30, 2019, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations and we do not expect to have sustained profitability for the foreseeable future.

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

For the three and six months ended June 30, 2019 and 2018, we did not recognize any revenue from our collaboration agreements.

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

As of June 30, 2019, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$8,205	$5,416	$17,342	$10,984
General and administrative	2,307	2,178	4,928	4,416
Total operating expenses	$10,512	$7,594	$22,270	$15,400

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

Project-specific expenses reflect costs directly attributable to our clinical development candidates and our pre-clinical candidates once nominated and selected for further development. All remaining research and development expenses are reflected in pre-clinical, discovery and other program expenses. At any given time, we have several active early-stage research and drug discovery programs. Our personnel and infrastructure are typically deployed over multiple projects and are not directly linked to any individual internal early-stage research or drug discovery program. Therefore, we do not maintain financial information for our internal early-stage research and internal drug discovery programs on a project-specific basis.

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

Interest Expense. Interest expense consists of accrual of the final payment fee, amortization of debt discounts, and interest charged on our borrowings with Silicon Valley Bank which accrue interest at a floating per annum rate of 0.5% above the prime rate.

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

There have been no material changes in our critical accounting policies and significant judgements and estimates during the six months ended June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 6, 2019. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three and six months ended June 30, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2019 vs. 2018	Six Months Ended June 30,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Research and development expenses	$8,205	$5,416	$2,789	$17,342	$10,984	$6,358
General and administrative expenses	2,307	2,178	129	4,928	4,416	512
Other:
Interest income	706	125	581	1,388	233	1,155
Interest expense	(365)	(200)	(165)	(723)	(359)	(364)
Foreign exchange gain (loss)	135	(140)	275	265	(424)	689
Gain on termination of collaboration agreement	—	—	—	—	4,398	(4,398)
Loss before income taxes	$(10,036)	$(7,809)	$(2,227)	$(21,340)	$(11,552)	$(9,788)

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2019 vs. 2018	Six Months Ended June 30,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
XEN496 expenses	$922	$184	$738	$1,572	$428	$1,144
XEN901 expenses	1,343	1,507	(164)	4,085	2,759	1,326
XEN1101 expenses	3,585	1,681	1,904	7,228	3,439	3,789
Pre-clinical, discovery and other program expenses	2,355	2,044	311	4,457	4,358	99
Total research and development expenses	$8,205	$5,416	$2,789	$17,342	$10,984	$6,358

Research and development expenses increased by $2.8 million and $6.4 million in the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2019, the increase was primarily attributable to increased spending on our XEN1101 and XEN496 product candidates and an increase in pre-clinical, discovery and other internal program expenses.

For the six months ended June 30, 2019, the increase in research and development expenses was primarily attributable to increased spending on all our clinical development product candidates (XEN496, XEN901 and XEN1101).

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2019 vs. 2018	Six Months Ended June 30,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
General and administrative expenses	$2,307	$2,178	$129	$4,928	$4,416	$512

General and administrative expenses increased by $0.1 million and $0.5 million in the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively. General and administrative expenses for the three months ended June 30, 2019 did not change significantly as compared to the three months ended June 30, 2018.

For the six months ended June 30, 2019, the increase in general and administrative expenses was primarily attributable to increased legal expenses for intellectual property protection, increased costs for business development activities, and increased finance expenses, partially offset by decreased stock-based compensation expense.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and six months ended June 30, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2019 vs. 2018	Six Months Ended June 30,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Other income (expense):	$476	$(215)	$691	$930	$3,848	$(2,918)

Other income increased by $0.7 million and decreased by $2.9 million in the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2019, the increase in other income was primarily driven by an increase in interest income earned on our marketable securities and a change in foreign exchange gains and losses. We recorded a foreign exchange gain of $0.1 million in the three months ended June 30, 2019 as compared to a $0.1 million foreign exchange loss for the same period in 2018, due to a 2% increase as compared to a 2% decrease in the value of the Canadian dollar, respectively.

For the six months ended June 30, 2019, the decrease in other income was primarily driven by a $4.4 million gain on the termination of the collaboration agreement with Teva in March 2018, partially offset by an increase in interest income earned on our marketable securities and a change in foreign exchange gains and losses. We recorded a foreign exchange gain of $0.3 million in the six months ended June 30, 2019 as compared to a $0.4 million foreign exchange loss for the same period in 2018, largely due to a 4% increase as compared to a 5% decrease in the value of the Canadian dollar, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and government funding. As of June 30, 2019, we had cash and cash equivalents and marketable securities of $101.8 million.

We have incurred significant operating losses since inception. We had a $21.3 million net loss for the six months ended June 30, 2019 and an accumulated deficit of $229.4 million from inception through June 30, 2019. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, during the year ended December 31, 2018, we raised $103.2 million, net of commissions paid, but excluding estimated transaction expenses through a combination of “at-the-market” equity offerings and an underwritten public offering, selling an aggregate of 9,540,000 common shares. During the year ended December 31, 2018, we also entered into an amended and restated loan and security agreement with Silicon Valley Bank providing for a term loan to us with an aggregate principal amount of $15.5 million.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials remains uncertain.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(17,300)	$(13,757)
Net cash provided by (used in) investing activities	(13,774)	6,917
Net cash provided by financing activities	69	34,128

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities totaled $17.3 million, compared to $13.8 million for the same period in 2018. The increase in cash used in operating activities was primarily related to an increase in research and development and general and administrative expenses, partially offset by changes in working capital and an increase in interest income.

Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities totaled $13.8 million, compared to net cash provided by investing activities of $6.9 million for the same period in 2018. The change in cash provided by (used in) investing activities was driven by an increase in purchases of marketable securities, net of redemptions, in the six months ended June 30, 2019 as compared to the same period in 2018.

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities totaled $0.1 million, compared to $34.1 million for the same period in 2018. The decrease in cash provided by financing activities was primarily related to $29.0 million of net proceeds from the issuance of common shares completed in May 2018 as well as net proceeds of $5.0 million under the second tranche of our loan in June 2018.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2018 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 6, 2019.

As of June 30, 2019, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in the last two fiscal years.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of August 2, 2019, we had 25,775,056 common shares issued and outstanding, outstanding stock options to purchase an additional 2,663,788 common shares and an outstanding warrant to purchase an additional 40,000 common shares. In addition, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 9b to our consolidated financial statements included in Part I, Item 1 of this report.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had net losses of $21.3 million for the six months ended June 30, 2019 and an accumulated deficit of $229.4 million as of June 30, 2019, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the six months ended June 30, 2019, we incurred approximately $17.3 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

We may allocate our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spend on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

Global credit and financial markets experienced extreme disruptions at various points over the last decade, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

We are subject to risks associated with currency fluctuations which could impact our results of operations.

As of June 30, 2019, approximately 10% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

If XEN496, XEN1101 or XEN901 were approved for the treatment of epilepsy, we anticipate that they could potentially compete with each other and other anti-epileptic drugs, or AEDs. Commonly used AEDs include phenytoin, levetiracetam, brivaracetam, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, perampanel and cannabidiol, among others. There are currently no FDA-approved treatments indicated for KCNQ2 developmental and epileptic encephalopathy (otherwise known as KCNQ2-DEE or EIEE7) or for SCN8A epileptic encephalopathy (otherwise known as SCN8A-EE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. There are other AEDs in development that could potentially compete with XEN496, XEN1101 or XEN901, including products in development from UCB, Inc., Zogenix, Inc., Sage Therapeutics, Marinus Pharmaceuticals, Inc., SK Life Science Inc., Knopp Biosciences LLC, Upsher-Smith Laboratories, Inc, Eisai Co., Ltd, Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd, Ovid Therapeutics Inc., GW Pharmaceuticals plc, Biogen Inc., and Praxis Precision Medicines Inc.

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

Dr. Simon Pimstone devotes a small amount of his time to clinical work outside of his duties at our company, conducting, generally, one outpatient clinic per week. Future growth will impose significant added responsibilities on members of management, and our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.

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

A U.S. holder may avoid these adverse tax consequences by timely making a qualified electing fund election. For each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would be required to include in gross income its pro rata share of our net ordinary income and net capital gains, if any. A U.S. holder may make a qualified electing fund election only if we commit to provide U.S. holders with their pro rata share of our net ordinary income and net capital gains. We will provide, upon request, our U.S. holders with the information that is necessary in order for them to make a qualified electing fund election and to report their common shares of ordinary earnings and net capital gains for each year for which we may be a PFIC. U.S. holders should consult their own tax advisors with respect to making this election and the related reporting requirements.

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

We actively evaluate various strategic transactions on an ongoing basis, including the acquisition of other businesses, products or technologies as well as pursuing strategic alliances, joint ventures or investments in complementary businesses. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with collaborators or suppliers as a result of such a transaction;
•	unanticipated liabilities related to acquired companies;
•	difficulties integrating acquired personnel, technologies and operations into our existing business;
•	retention of key employees;
•	diversion of management time and focus from operating our business to pursuing strategic transactions and managing any such strategic alliances, joint ventures or acquisition integration challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses; and
•	possible write-offs or impairment charges relating to acquired businesses.

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

XEN496 targets an ultra-orphan indication of KCNQ2-DEE and the FDA has indicated that a single, small pivotal trial may be sufficient to demonstrate effectiveness and safety in KCNQ2-DEE provided that no new or unexpected safety issues arise during drug development. Even though we believe the safety and efficacy profile of ezogabine, the active ingredient in XEN496, in pediatric patients with KCNQ2-DEE generated to date by others appears promising based on published clinical case reports, we do not yet know if the pediatric-specific formulation of XEN496 will have the same or similar safety, pharmacokinetic and/or efficacy profile in pediatric patients with KCNQ2-DEE as the original formulation of ezogabine. If we are unable to replicate the published clinical case reports, due to the new formulation or any other factors, the clinical development of XEN496 may not be successful and the FDA or other regulatory authorities may require additional data in more patients or we may not be able to generate sufficient data for approval in this patient population.

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

In the case of some of our product candidates, we are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and our clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to our clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. Related to our collaboration with Genentech, clinical trials for pain are inherently difficult to conduct. The primary measure of pain is based on subjective patient feedback, which can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, from patient to patient, and from site to site within a clinical study. The placebo effect also tends to have a more significant impact in pain trials.

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

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-EE, other early infantile epileptic encephalopathies, or EIEEs, alternating hemiplegia of childhood, or AHC, and hemiplegic migraine, or HM, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our clinical trials. This means that we generally will have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether. Even if we are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

AHC, KCNQ2-DEE and SCN8A-EE have no FDA-approved treatments, and the clinical endpoints required to obtain approval are not well defined.

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

Although we may file new intellectual property to protect XEN496 and XEN007, these product candidates are not currently covered by any patent and we may have to rely solely on orphan drug designation to gain market exclusivity for these product candidates. Currently, this designation provides market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for the potential treatment of HM or AHC, has received orphan drug designation from the FDA for each indication. We have also received orphan drug designation from the FDA for XEN496, a drug we are evaluating for the treatment of KCNQ2-DEE. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position. Further, not all jurisdictions, such as Canada, have orphan drug designations. Neither orphan drug designation, nor rare pediatric disease, or RPD, designation gives the drug any advantage in the regulatory review or approval process.

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

The results of pre-clinical studies, either generated by us, such as for XEN901, or by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, such as for XEN1101, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, XEN901 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical studies may not be adequate to predict efficacy in a clinical trial due to its novel molecular mechanism.

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

As product candidates are developed through pre-clinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results, to extend patent protection and/or to target different populations. For example, XEN496 is a pediatric-specific formulation of ezogabine and we are also developing a pediatric formulation for XEN901. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with formulations previously tested in adults.  Unexpected changes in the performance of a new formulation may affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our or our collaborators’ ability to commence product sales and generate revenue.

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

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that any of our product candidates will be approved. For any future products for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	our inability to recruit and retain adequate numbers of qualified sales and marketing personnel or develop alternative sales channels;

•

the inability of our products to secure acceptance from physicians, healthcare providers, patients and the medical community including identifying an adequate number of physicians and patients, especially for ultra-orphan, orphan or niche indications;

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

Our target patient populations in orphan and niche indications, such as KCNQ2-DEE, SCN8A-EE and AHC, are relatively small. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the pricing, coverage and reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement pricing, coverage and reimbursement strategies for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company, which we expect to occur on December 31, 2019. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with these applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional internal control over financial reporting documentation and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 or any testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our common shares.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. We no longer expect to qualify as an emerging growth company on December 31, 2019, requiring our independent registered public accounting firm to undertake an assessment of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. As of December 31, 2018, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Future sales and issuances of our common shares, preferred shares, or rights to purchase common shares, including warrants or pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common shares to fall.

As of June 30, 2019, stock options to purchase 2,663,788 of our common shares with a weighted-average exercise price of $7.04 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. During the year ended December 31, 2018, certain funds affiliated with BVF Partners L.P. exercised their conversion rights to convert 1,852,000 Series 1 Preferred Shares into the same number of common shares. The exercise of any of these stock options or warrant or conversion of the remaining Series 1 Preferred Shares would result in dilution to current shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Date: August 6, 2019

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019

By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer
(Principal Financial and Accounting Officer)