Form 10-Q
period 2019-09-30
Xenon Pharmaceuticals Inc.
filed 2019-11-05
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 001-36687

XENON PHARMACEUTICALS INC.

(Exact name of Registrant as Specified in its Charter)

Canada	98-0661854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200-3650 Gilmore Way Burnaby, British Columbia, Canada	V5G 4W8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 484-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	XENE	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

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

As of November 1, 2019, the registrant had 25,868,956 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$37,671	$67,754
Marketable securities	56,932	51,552
Accounts receivable	209	151
Prepaid expenses and other current assets	1,666	1,875
	96,478	121,332
Operating lease right-of-use asset (note 6)	1,036	—
Property, plant and equipment, net	1,212	991
Deferred tax assets (note 11)	178	105
Total assets	$98,904	$122,428

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	7,923	4,119
Operating lease liability, current (note 6)	158	—
Term loan, current (note 8)	3,616	—
	11,697	4,119
Operating lease liability (note 6)	857	—
Term loan, long-term (note 8)	11,786	15,014
	$24,340	$19,133

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2018 - 1,016,000) (note 9)	7,732	7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 25,868,594 (December 31, 2018 - 25,750,721) (note 9)	266,425	265,923
Additional paid-in capital	39,676	38,515
Accumulated deficit	(238,279)	(207,885)
Accumulated other comprehensive loss	(990)	(990)
	$74,564	$103,295
Total liabilities and shareholders’ equity	$98,904	$122,428

Commitments and contingencies (note 12)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue (note 10):	$3,500	$—	$3,500	$—

Operating expenses:
Research and development	9,751	6,248	27,093	17,232
General and administrative	2,700	1,938	7,628	6,354
Buy-out of future milestones and royalties (note 12c)	—	6,000	—	6,000
	12,451	14,186	34,721	29,586
Loss from operations	(8,951)	(14,186)	(31,221)	(29,586)
Other income (expense):
Interest income	528	325	1,916	558
Interest expense	(363)	(678)	(1,086)	(1,037)
Foreign exchange gain (loss)	(80)	148	185	(276)
Gain on termination of collaboration agreement (note 9c)	—	—	—	4,398
Loss before income taxes	(8,866)	(14,391)	(30,206)	(25,943)
Income tax (expense) recovery (note 11)	(5)	8	(13)	4
Net loss and comprehensive loss	(8,871)	(14,383)	(30,219)	(25,939)
Net loss attributable to preferred shareholders	(336)	(1,621)	(1,146)	(2,506)
Net loss attributable to common shareholders	$(8,535)	$(12,762)	$(29,073)	$(23,433)
Net loss per common share (note 4):
Basic and diluted	$(0.33)	$(0.63)	$(1.13)	$(1.34)
Weighted-average common shares outstanding (note 4):
Basic and diluted	25,793,482	20,306,298	25,773,732	17,472,403

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	17,998,420	$173,841	$36,471	$(173,388)	$(990)	$35,934
Net loss for the period						(3,755)		(3,755)
Issued (cancelled) pursuant to exchange agreement (note 9b)	2,868,000	21,825	(2,868,000)	(21,825)				—
Cancelled pursuant to termination of collaboration agreement (note 9c)			(1,000,000)	(4,470)				(4,470)
Stock-based compensation expense					670			670
Issued pursuant to exercise of stock options			40,881	341	(222)			119
Balance as of March 31, 2018	2,868,000	$21,825	14,171,301	$147,887	$36,919	$(177,143)	$(990)	$28,498
Net loss for the period						(7,801)		(7,801)
Issuance of common shares, net of issuance costs (note 9a)			3,440,000	28,957				28,957
Stock-based compensation expense					657			657
Issued pursuant to exercise of stock options			29,650	168	(105)			63
Issuance of warrants					247			247
Balance as of June 30, 2018	2,868,000	$21,825	17,640,951	$177,012	$37,718	$(184,944)	$(990)	$50,621
Net loss for the period						(14,383)		(14,383)
Issuance of common shares, net of issuance costs (note 9a)			6,100,000	73,885				73,885
Conversion of preferred shares to common shares (note 9b)	(1,300,000)	(9,893)	1,300,000	9,893				—
Stock-based compensation expense					662			662
Issued pursuant to exercise of stock options			146,490	865	(785)			80
Issuance of warrants					291			291
Balance as of September 30, 2018	1,568,000	$11,932	25,187,441	$261,655	$37,886	$(199,327)	$(990)	$111,156

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	1,016,000	$7,732	25,750,721	$265,923	$38,515	$(207,885)	$(990)	$103,295
Cumulative effect of accounting change (note 3)						(175)		(175)
Net loss for the period						(11,341)		(11,341)
Stock-based compensation expense					476			476
Issued pursuant to exercise of stock options			21,233	117	(59)			58
Balance as of March 31, 2019	1,016,000	$7,732	25,771,954	$266,040	$38,932	$(219,401)	$(990)	$92,313
Net loss for the period						(10,007)		(10,007)
Stock-based compensation expense					470			470
Issued pursuant to exercise of stock options			3,102	22	(11)			11
Balance as of June 30, 2019	1,016,000	$7,732	25,775,056	$266,062	$39,391	$(229,408)	$(990)	$82,787
Net loss for the period						(8,871)		(8,871)
Stock-based compensation expense					630			630
Issued pursuant to exercise of stock options			93,538	363	(345)			18
Balance as of September 30, 2019	1,016,000	$7,732	25,868,594	$266,425	$39,676	$(238,279)	$(990)	$74,564
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(30,219)	$(25,939)
Items not involving cash:
Depreciation	283	445
Amortization of discount on term loan	388	156
Deferred income tax recovery	(73)	(94)
Stock-based compensation	1,567	2,050
Unrealized foreign exchange (gain) loss	(161)	269
Gain on termination of collaboration agreement (note 9c)	—	(4,398)
Changes in operating assets and liabilities:
Accounts receivable	(54)	349
Prepaid expenses and other current assets	208	(1,239)
Accounts payable and accrued expenses	3,694	919
Net cash used in operating activities	(24,367)	(27,482)

Investing activities:
Purchases of property, plant and equipment	(645)	(337)
Purchases of marketable securities	(76,064)	(50,130)
Proceeds from marketable securities	70,684	34,036
Net cash used in investing activities	(6,025)	(16,431)

Financing activities:
Proceeds from issuance of second tranche under term loan, net of issuance costs	—	8,453
Issuance of common shares, net of issuance costs (note 9a)	—	102,842
Issuance of common shares pursuant to exercise of stock options	87	262
Net cash provided by financing activities	87	111,557
Effect of exchange rate changes on cash and cash equivalents	222	(168)
Increase (decrease) in cash and cash equivalents	(30,083)	67,476
Cash and cash equivalents, beginning of period	67,754	20,486
Cash and cash equivalents, end of period	$37,671	$87,962

Supplemental disclosures:
Interest paid	$702	$338
Interest received	1,938	518
Cash paid for operating lease	469	465
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	354	1,112
Issuance of preferred shares in exchange for common shares (note 9b)	—	21,825
Conversion of preferred shares to common shares (note 9b)	—	9,893
Termination of Teva agreement through cancellation of common shares (note 9c)	—	4,470

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

The Company has incurred significant operating losses since inception. As of September 30, 2019, the Company had an accumulated deficit of $238,279 and a $30,219 net loss for the nine months ended September 30, 2019. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

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

The Company has one wholly-owned subsidiary as of September 30, 2019, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2019 and 2018 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the policy described in note 3 below.

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

--

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

For the three and nine months ended September 30, 2019 and 2018, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

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

--

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

The cost components of the operating lease were as follows for the three and nine month periods ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Cost
Operating lease expense	$109	$328
Variable lease expense(1)	136	404
Lease Term and Discount Rate
Remaining lease term (years)	2.5	2.5
Discount rate	3.75%	3.75%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of September 30, 2019 were as follows:

Year ending December 31:
2019 (remainder of the year)	$155
2020	621
2021	587
2022	140
Total future minimum lease payments	$1,503
Less: imputed interest	(56)
Less: future lease incentives reasonably certain of use	(432)
Present value of lease liabilities	$1,015
7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2019	2018
Trade payables	$1,371	$665
Employee compensation, benefits, and related accruals	2,092	1,728
Consulting and contracted research	4,013	1,404
Professional fees	302	237
Other	145	85
Total	$7,923	$4,119
8.	Term loan:

In August 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to extend a term loan to the Company with a principal amount of $15,500.

--

At September 30, 2019, the Company determined the effective interest rate on the Amended and Restated Loan Agreement to be 9.06% (December 31, 2018 – 9.53%). Interest expense was $363 and $1,086 for the three and nine months ended September 30, 2019, respectively (three and nine months ended September 30, 2018 - $678 and $1,037, respectively). Included within interest expense, are amortization of the debt discount and accretion of the final payment fee of $133 and $389 for the three and nine months ended September 30, 2019, respectively (three and nine months ended September 30, 2018 - $(8) and $156, respectively). Interest payments are made monthly.

The outstanding loan and unamortized debt discount balances as of September 30, 2019 in accordance with the repayment terms under the Amended and Restated Loan Agreement are as follows:

	September 30,	December 31,
	2019	2018
Term loan	$15,500	$15,500
Less: unamortized discount on loan	(430)	(600)
Less: current portion	(3,616)	—
Accrued portion of final payment fee	332	114
Term loan, long-term	$11,786	$15,014

Scheduled principal payments on outstanding debt as of September 30, 2019 by calendar year, excluding the final payment fee of $1,008, are as follows:

2019	$—
2020	5,167
2021	6,200
2022	4,133
Total	$15,500

The Amended and Restated Loan Agreement contains customary representations and warranties, events of default (including an event of default upon the occurrence of a material impairment on the Bank’s security interest over the collateral, and a material adverse change of the Company) and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. The Company is in compliance with these covenants at September 30, 2019.

At September 30, 2019, the Company has a warrant outstanding to the Bank to purchase 40,000 of the Company’s common shares at a price per share of $9.79.

9.	Share capital:
(a)	Financing:

In May 2018, the Company entered into an at-the-market equity offering sales agreement with Stifel Nicolaus & Company, Incorporated (“Stifel”) to sell common shares of the Company having aggregate gross proceeds of up to $30,000, from time to time, through an “at-the-market” equity offering program under which Stifel acted as sales agent. The Company had sold 3,440,000 common shares under the sales agreement for proceeds of approximately $29,200, net of commissions paid, but excluding transaction expenses.

In July 2018, the Company entered into an at-the-market equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel, to sell common shares of the Company having aggregate gross proceeds of up to $50,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agent. The Company had sold 1,600,000 common shares under the sales agreement for proceeds of approximately $14,820, net of commissions paid, but excluding transaction expenses. In connection with the Company’s entry into the July 2018 sales agreement with Jefferies and Stifel, the May 2018 sales agreement was mutually terminated by the Company and Stifel.

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

--

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

(c)	Termination of collaboration agreement with Teva Pharmaceuticals International GmbH and its affiliated entities (together, “Teva”):

In March 2018, the Company and Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended. In connection with the termination, Teva returned and the Company cancelled 1,000,000 common shares that were owned by Teva. Pursuant to the terms of the termination agreement, Teva has also returned, licensed or assigned to the Company certain intellectual property, including certain patent rights and transferred regulatory filings related to TV-45070, also known as XEN402, to the Company. The termination agreement requires the Company to pay a low single-digit percentage royalty to Teva based on net sales of approved products, if any, resulting from any continued development and commercialization of XEN402 by the Company or a sublicensee during the period that assigned or licensed patents cover such products. This obligation was subsequently assumed by Flexion Therapeutics Inc. (“Flexion”) pursuant to the sale of all rights with respect to XEN402; see note 10 below. The Company has no further financial obligations with respect to the termination agreement with Teva.

The Company recorded a gain on the termination of the collaboration agreement of $4,398, net of direct costs incurred in connection with the termination and cancellation of 1,000,000 common shares, based on the estimated fair value represented by the market price of the common shares prior to the closing of the transaction.

--

(d)	2019 Inducement Equity Incentive Plan:

On September 9, 2019, the board of directors of the Company adopted the 2019 Inducement Equity Incentive Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 400,000 of the Company’s common shares for issuance pursuant to equity awards granted under the Inducement Plan.

The Inducement Plan was adopted without shareholder approval in accordance with the applicable Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including share options, share appreciation rights, restricted share awards, restricted share unit awards and performance share awards, and its terms are substantially similar to the Company’s 2014 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. However, the Company’s 2014 Equity Incentive Plan permits certain exchange programs (which includes repricings) without shareholder approval, while the Inducement Plan requires shareholder approval for such exchange programs.

In accordance with the applicable Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the applicable Nasdaq Listing Rules, in connection with a merger or acquisition.

(e)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Outstanding, beginning of period	2,663,788	2,831,985	2,671,906	2,339,905
Granted	1,180,175	12,000	1,202,075	698,450
Exercised(1)	(148,948)	(119,129)	(174,811)	(237,848)
Forfeited, cancelled or expired	(43,096)	(42,593)	(47,251)	(118,244)
Outstanding, end of period	3,651,919	2,682,263	3,651,919	2,682,263
Exercisable, end of period	1,846,826	1,471,329	1,846,826	1,471,329

(1)

During the nine months ended September 30, 2019, 23,625 stock options were exercised for the same number of common shares for cash (nine months ended September 30, 2018 – 41,507). In the same period, the Company issued 94,248 common shares (nine months ended September 30, 2018 – 103,189) for the cashless exercise of 151,186 stock options (nine months ended September 30, 2018 – 196,341).

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average risk-free interest rate	1.76%	2.81%	1.77%	2.79%
Expected volatility	69%	76%	69%	75%
Average expected term (in years)	7.04	6.27	7.03	7.39
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$6.24	$8.75	$6.22	$3.70
10.	Revenue:

On September 9, 2019, the Company entered into an agreement with Flexion pursuant to which Flexion acquired all rights with respect to XEN402, and a related compound (collectively “XEN402”), including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402 owned or controlled by the Company. XEN402 is a sodium channel inhibitor that the Company had previously developed with its collaborator Teva.

--

Flexion paid the Company upfront consideration of $3,000. In addition, the Company will also be eligible for various CMC, development and regulatory milestone payments of up to $9,000 through initiation of a Phase 2 proof-of-concept clinical trial, of which $500 related to the initiation of the first GLP toxicology study has been included in the recognized transaction price at September 30, 2019 in accordance with ASC 606 as the outcome is considered highly probable of occurring. Following successful proof-of-concept, the Company may be entitled to future clinical development and global regulatory approval milestone payments of up to $40,750, commercial milestone payments of up to $75,000, as well as future royalties ranging from mid-single to low-double digit percentages. These additional amounts will be recognized as determinable.

11.	Income taxes:

Income tax (expense) recovery for the three and nine months ended September 30, 2019 and 2018 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States. Deferred income tax assets recorded on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.

12.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

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

--

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies, and clinical trials;

--

•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations and other strategic arrangements, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our ability to advance XEN007, XEN496 and potentially other future product candidates directly into Phase 2 or later stage clinical trials;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to identify drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

--

Overview

We are a clinical stage biopharmaceutical company committed to developing innovative therapeutics to improve the lives of patients with neurological disorders, including rare central nervous system, or CNS, conditions. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy. Our clinical development pipeline includes:

•

XEN496 (active ingredient ezogabine) is a Kv7 potassium channel modulator being developed for the treatment of epilepsy. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation, or ODD, for XEN496 as a treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. We have developed XEN496 as a pediatric-specific, granule formulation to be packaged as single-dose sprinkle capsules. A planned pharmacokinetic, or PK, study will test XEN496 in healthy adult volunteers, with all subjects expected to be dosed by year-end. Based on the anticipated timing of data from stability studies ongoing for XEN496 and based on the anticipated timing of the PK study data in adult volunteers, we expect to file an Investigational New Drug, or IND, application in the first quarter of 2020 in order to initiate a Phase 3 clinical trial in KCNQ2-DEE. The FDA has indicated that it is acceptable to study XEN496 in infants and children up to four years old, and that a single, small pivotal trial may be considered adequate in order to demonstrate XEN496’s efficacy in KCNQ2-DEE, provided the study shows evidence of a clinically meaningful benefit in patients with the intended indication;

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. A Phase 2b double-blind, placebo-controlled, multicenter clinical trial is underway to evaluate the clinical efficacy, safety and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. Patient enrollment for this XEN1101 Phase 2b clinical trial is ongoing in the United States, Canada and Europe. Long term six-and nine-month toxicology studies have now been completed, providing support to the planned 12-month open label extension for patients enrolled in the Phase 2b clinical trial. Depending upon the rate of enrollment, top-line results are anticipated in the second half of 2020;

•

XEN901 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy. A Phase 1 clinical trial was completed using a powder-in-capsule formulation of XEN901 in healthy adult subjects. We received feedback from the FDA regarding the requirements for advancing XEN901 directly into a pediatric clinical trial to study its efficacy in SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE. We have developed a pediatric-specific, granule formulation of XEN901, and juvenile toxicology studies to support pediatric development activities have recently been completed. All healthy adult volunteers have now been dosed in a PK study testing the novel pediatric formulation of XEN901. Based on the anticipated timing of data from stability studies ongoing for XEN901 and based on the anticipated timing of the PK study data in adult volunteers, we anticipate filing an IND, or IND-equivalent, submission in the first quarter of 2020 in order to start a proposed Phase 2 or 3 clinical trial in SCN8A-DEE patients, and continue to evaluate other potential indications for XEN901, including adult focal epilepsy. We continue to evaluate selective Nav1.6 compounds and Nav1.2/1.6 dual acting compounds for development behind XEN901, and we expect to highlight some of this pre-clinical work at the upcoming American Society of Epilepsy annual meeting in December; and

•

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel modulator that modulates Cav2.1 and T-type calcium channels. Other reported mechanisms include dopamine, histamine and serotonin inhibition. A physician-led, Phase 2 proof-of-concept study has recently been initiated to examine the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant childhood absence epilepsy. Absence seizures are characterized by an abrupt impairment of awareness with arrest in behavior, staring, eye lid fluttering, and automatisms associated with generalized 3 Hz spike wave discharges, or SWD, on electroencephalogram, or EEG. A child may have one or many (up to 100) absence seizures a day and have problems with attention and learning. XEN007 has demonstrated efficacy in pre-clinical models of absence seizures, and flunarizine has been shown to be well tolerated clinically. XEN007 significantly reduced the number and duration of SWDs on EEG in these models as mono-therapy and, when combined with valproic acid or ethosuximide, significantly reduced the SWD EEGs more than any drug alone. Results from this Phase 2 investigator-led proof-of-concept study are expected in 2020. Depending on the results from the study, CAE may represent a potential orphan indication for future development of XEN007. Available in certain countries outside of the United States, flunarizine has been reported to have clinical benefit in treating migraine and other neurological disorders. The FDA granted a rare pediatric disease designation for XEN007 as a treatment of alternating hemiplegia of childhood, or AHC, and previously granted ODD for XEN007 as a treatment of both AHC and hemiplegic migraine. We have entered into key licensing and manufacturing agreements to support the advanced clinical development of XEN007, with a number of orphan pediatric neurological conditions and development pathways under consideration.

--

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, sale of our intellectual property, debt financing and, to a lesser extent, government funding. For the nine months ended September 30, 2019, we recognized revenue of $3.5 million in connection with our agreement with Flexion Therapeutics, Inc., or Flexion. For the nine months ended September 30, 2018, we did not recognize any revenue. We had a net loss of $30.2 million for the nine months ended September 30, 2019 and an accumulated deficit of $238.3 million as of September 30, 2019, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations and we do not expect to have sustained profitability for the foreseeable future.

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

Recent Developments

In September 2019, we entered into a definitive agreement with Flexion, that provides Flexion with the global rights to develop and commercialize XEN402, a Nav1.7 inhibitor. Flexion’s new pre-clinical program, known as FX301, will consist of XEN402 formulated for extended release from a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for control of post-operative pain. In addition to an upfront payment of $3.0 million, we are eligible for up to $9.0 million in milestone payments through initiation of a Phase 2 proof-of-concept clinical trial. We may be entitled to future clinical development and global regulatory approval milestone payments of up to $40.75 million, commercialization milestone payments of up to $75.0 million, as well as future sales royalties ranging from mid-single to low-double digit percentages. Flexion has indicated that it anticipates initiating FX301 clinical trials in 2021. For additional information, please refer to our Current Report on Form 8-K, filed with the SEC and the Canadian Securities Commissions on September 10, 2019.

On September 9, 2019, our board of directors adopted the 2019 Inducement Equity Incentive Plan, or the Inducement Plan, and, subject to the adjustment provisions of the Inducement Plan, reserved 400,000 of our common shares for issuance pursuant to equity awards granted under the Inducement Plan. For additional information, see “2019 Inducement Equity Incentive Plan” below or refer to our Current Report on Form 8-K, filed with the SEC and the Canadian Securities Commissions on September 10, 2019.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. We have not generated any significant royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever.

For the three and nine months ended September 30, 2019, we recognized revenue of $3.5 million in connection with our agreement with Flexion for the global rights to develop and commercialize XEN402.  Revenue for the three and nine months ended September 30, 2019 of $3.5 million includes a $3.0 million upfront payment received as well as $0.5 million related to the initiation of the first GLP toxicology study, which is considered highly probable to occur. For the three and nine months ended September 30, 2018, we did not recognize any revenue.

--

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

As of September 30, 2019, we have recognized all deferred revenue from upfront payments received under our existing collaboration and licensing agreements.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$9,751	$6,248	$27,093	$17,232
General and administrative	2,700	1,938	7,628	6,354
Buy-out of future milestones and royalties	—	6,000	—	6,000
Total operating expenses	$12,451	$14,186	$34,721	$29,586

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

Project-specific expenses reflect costs directly attributable to our clinical development candidates for which we have incurred significant expenses. All remaining research and development expenses are reflected in pre-clinical, discovery and other program expenses. At any given time, we have several active early-stage research and drug discovery programs. Our personnel and infrastructure are typically deployed over multiple projects and are not directly linked to any individual internal early-stage research or drug discovery program. Therefore, we do not maintain financial information for our internal early-stage research and internal drug discovery programs on a project-specific basis.

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

--

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

Buy-out of future milestones and royalties

In September 2018, we entered into a milestone and royalty buy-out agreement with Valeant Pharmaceuticals Luxembourg S.a.r.l. and Valeant Pharmaceuticals Ireland Limited, or together, Bausch Health, under which all potential clinical development, regulatory and sales-based milestones and royalties on commercial sales with respect to XEN1101 that may become owed to Bausch Health were terminated in exchange for a one-time payment of $6.0 million which was expensed in the period.

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

Gain on Termination of Collaboration Agreement. In March 2018, we entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended, with Teva, that included the cancellation of 1,000,000 of our common shares owned by Teva. We recorded a one-time gain of $4.4 million on the termination of the collaboration agreement, net of direct costs incurred in connection with the termination and cancellation of the common shares.

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

--

There have been no material changes in our critical accounting policies and significant judgements and estimates during the nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 6, 2019. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the three and nine months ended September 30, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2019 vs. 2018	Nine Months Ended September 30,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Revenue	$3,500	$—	$3,500	$3,500	$—	$3,500
Research and development expenses	9,751	6,248	3,503	27,093	17,232	9,861
General and administrative expenses	2,700	1,938	762	7,628	6,354	1,274
Buy-out of future milestones and royalties	—	6,000	(6,000)	—	6,000	(6,000)
Other:
Interest income	528	325	203	1,916	558	1,358
Interest expense	(363)	(678)	315	(1,086)	(1,037)	(49)
Foreign exchange gain (loss)	(80)	148	(228)	185	(276)	461
Gain on termination of collaboration agreement	—	—	—	—	4,398	(4,398)
Loss before income taxes	$(8,866)	$(14,391)	$5,525	$(30,206)	$(25,943)	$(4,263)

Revenue

Revenue increased by $3.5 million in the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. Revenue for the three and nine months ended September 30, 2019 of $3.5 million was recognized in connection with our agreement with Flexion for the global rights to develop and commercialize XEN402. We did not recognize any revenue for the three and nine months ended September 30, 2018.

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2019 vs. 2018	Nine Months Ended September 30,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
XEN496 expenses	$1,045	$256	$789	$2,617	$684	$1,933
XEN901 expenses	2,165	1,485	680	6,250	4,244	2,006
XEN1101 expenses	4,349	2,301	2,048	11,577	5,740	5,837
Pre-clinical, discovery and other program expenses	2,192	2,206	(14)	6,649	6,564	85
Total research and development expenses	$9,751	$6,248	$3,503	$27,093	$17,232	$9,861

Research and development expenses increased by $3.5 million and $9.9 million in the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively. Increases in both periods were primarily attributable to increased spending on our clinical development product candidates XEN496, XEN901 and XEN1101.

--

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2019 vs. 2018	Nine Months Ended September 30,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
General and administrative expenses	$2,700	$1,938	$762	$7,628	$6,354	$1,274

General and administrative expenses increased by $0.8 million and $1.3 million in the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2019, the increase was primarily attributable to increased legal expenses for intellectual property protection and increased costs for recruitment activities.

For the nine months ended September 30, 2019, the increase in general and administrative expenses was primarily attributable to increased legal expenses for intellectual property protection, increased costs for business development, recruitment and finance activities, partially offset by decreased stock-based compensation expense.

Other Operating Expenses

The following table summarizes other operating expenses for the three and nine months ended September 30, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2019 vs. 2018	Nine Months Ended September 30,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Buy-out of future milestones and royalties	$—	$6,000	$(6,000)	$—	$6,000	$(6,000)

Other operating expenses decreased by $6.0 million in the three and nine months ended September 2019 as compared to the three and nine months ended September 30, 2018. The decrease is due to a one-time payment in September 2018 of $6.0 million to Bausch Health for the buy-out of all future milestone payments and royalties owed to Bausch Health with respect to the XEN1101 program.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and nine months ended September 30, 2019 and 2018 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2019 vs. 2018	Nine Months Ended September 30,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Other income (expense):	$85	$(205)	$290	$1,015	$3,643	$(2,628)

Other income increased by $0.3 million and decreased by $2.6 million in the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2019, the increase in other income was primarily driven by a decrease in interest expense incurred on our term loan due to a one-time charge of $0.3 million incurred in August 2018 related to the unaccrued amount of the final payment fee due in connection with entering into our amended and restated loan and security agreement.

For the nine months ended September 30, 2019, the decrease in other income was primarily driven by a $4.4 million gain on the termination of the collaboration agreement with Teva in March 2018, partially offset by an increase in interest income earned on our marketable securities and a change in foreign exchange gains and losses. We recorded a foreign exchange gain of $0.2 million in the nine months ended September 30, 2019 as compared to a $0.3 million foreign exchange loss for the same period in 2018, largely due to a 3% increase as compared to a 3% decrease in the value of the Canadian dollar, respectively.

--

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and government funding. As of September 30, 2019, we had cash and cash equivalents and marketable securities of $94.6 million.

We have incurred significant operating losses since inception. We had a $30.2 million net loss for the nine months ended September 30, 2019 and an accumulated deficit of $238.3 million from inception through September 30, 2019. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, in November 2019, we entered into an at-the-market equity offering sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell our common shares having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel will act as sales agent. In addition, during the year ended December 31, 2018, we raised $103.2 million, net of commissions paid, but excluding estimated transaction expenses through a combination of “at-the-market” equity offerings and an underwritten public offering, selling an aggregate of 9,540,000 common shares. During the year ended December 31, 2018, we also entered into an amended and restated loan and security agreement with Silicon Valley Bank providing for a term loan to us with an aggregate principal amount of $15.5 million.

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

--

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(24,367)	$(27,482)
Net cash used in investing activities	(6,025)	(16,431)
Net cash provided by financing activities	87	111,557

Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities totaled $24.4 million, compared to $27.5 million for the same period in 2018. The decrease in cash used in operating activities was primarily related to the one-time payment in September 2018 of $6.0 million to Bausch Health for the buy-out of all future milestone payments and royalties owed to Bausch Health with respect to the XEN1101 program, the $3.0 million upfront consideration received in September 2019 under the agreement with Flexion, as well as changes in working capital, partially offset by an increase in research and development and general and administrative expenses for the nine months ended September 30, 2019 compared to the same period in 2018.

Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities totaled $6.0 million, compared to net cash used in investing activities of $16.4 million for the same period in 2018. The decrease in cash used investing activities was driven by a decrease in purchases of marketable securities, net of redemptions, in the nine months ended September 30, 2019 as compared to the same period in 2018.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities totaled $0.1 million, compared to $111.6 million for the same period in 2018. The decrease in cash provided by financing activities was primarily related to $102.8 million of net proceeds from the issuance of common shares completed in 2018 as well as net proceeds of $8.5 million under the second tranche of our loan in June 2018.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2018 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 6, 2019.

As of September 30, 2019, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in the last two fiscal years.

--

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of November 1, 2019, we had 25,868,956 common shares issued and outstanding, outstanding stock options to purchase an additional 3,651,333 common shares and an outstanding warrant to purchase an additional 40,000 common shares. In addition, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 9b to our consolidated financial statements included in Part I, Item 1 of this report.

2019 Inducement Equity Incentive Plan

On September 9, 2019, our board of directors adopted the 2019 Inducement Equity Incentive Plan, or the Inducement Plan, and, subject to the adjustment provisions of the Inducement Plan, reserved 400,000 of our common shares for issuance pursuant to equity awards granted under the Inducement Plan.

The Inducement Plan was adopted without shareholder approval in accordance with the applicable Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including share options, share appreciation rights, restricted share awards, restricted share unit awards and performance share awards, and its terms are substantially similar to the our 2014 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. However, our 2014 Equity Incentive Plan permits certain exchange programs (which includes repricings) without shareholder approval, while the Inducement Plan requires shareholder approval for such exchange programs.

In accordance with the applicable Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with us, or, to the extent permitted by the applicable Nasdaq Listing Rules, in connection with a merger or acquisition.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

--

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

We do not expect to have sustained profitability for the foreseeable future. We had net losses of $30.2 million for the nine months ended September 30, 2019 and an accumulated deficit of $238.3 million as of September 30, 2019, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

--

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

--

We will likely need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the nine months ended September 30, 2019, we incurred approximately $27.1 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

--

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

--

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, we have a Sales Agreement in place with Jefferies and Stifel to sell up to $50.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel will act as sales agents. During the year ended December 31, 2018, we raised $103.2 million, net of commissions paid, but excluding estimated transaction expenses, through a combination of “at-the-market” equity offerings and an underwritten public offering, selling an aggregate of 9,540,000 common shares. We are also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we have borrowed an aggregate principal amount of $15.5 million. Our loan pursuant to the amended and restated loan and security agreement is secured by substantially all of our assets except intellectual property and the agreement requires us to comply with various affirmative and negative covenants. The incurrence of additional indebtedness would result in increased fixed payment obligations and, potentially, the imposition of additional restrictive covenants. Such additional covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of September 30, 2019, approximately 6% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

Risks Related to Our Business

We, or our collaborators, may fail to successfully develop our product candidates.

Our clinical product candidates, which include XEN1101, XEN901 and XEN007, along with product candidates we expect to enter clinical development, which includes XEN496, and our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline in the market price of our common shares could result.

--

We and our collaborators face substantial competition in the markets for our product candidates, which may result in others discovering, developing or commercializing products before us or doing so more successfully than we or our collaborators do.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition in drug discovery and product development from many different approaches and sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, as well as public and private research institutions. Any product candidates that we or our collaborators successfully develop and commercialize will compete with existing products and any new products that may become available in the future.

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

If XEN496, XEN1101, XEN901 or XEN007 were approved for the treatment of epilepsy, we anticipate that they could potentially compete with each other and other anti-epileptic drugs, or AEDs. Commonly used AEDs include phenytoin, levetiracetam, brivaracetam, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel and cannabidiol, among others. The FDA has not yet approved any drug products specifically for the KCNQ2 developmental and epileptic encephalopathy indication (otherwise known as KCNQ2-DEE or EIEE7) or for the SCN8A developmental and epileptic encephalopathy indication (otherwise known as SCN8A-DEE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. There are other AEDs in development that could potentially compete with XEN496, XEN1101, XEN901 or XEN007, including products in development from UCB, Inc., Zogenix, Inc., Sage Therapeutics, Marinus Pharmaceuticals, Inc., SK Life Science Inc., Knopp Biosciences LLC, Upsher-Smith Laboratories, Inc, Eisai Co., Ltd, Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd, Ovid Therapeutics Inc., GW Pharmaceuticals plc, Biogen Inc., and Praxis Precision Medicines Inc.

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

--

We have no marketed proprietary products and have not yet advanced a product candidate beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

As a company, we have no experience in Phase 3 and later stage clinical development or in conducting clinical trials in pediatric indications, and related regulatory requirements or the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, successfully conduct an international multi-center clinical trial, conduct a pivotal clinical trial, obtain regulatory approval, manufacture drug product on a commercial scale or arrange for a third party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates for orphan and niche indications. To execute on our business plan for the development of independent programs, we will need to successfully:

•	execute our clinical development and manufacturing plans for later-stage product candidates;
•	obtain required regulatory approvals in each jurisdiction in which we will seek to commercialize products;
•	build and maintain appropriate sales, distribution and marketing capabilities;
•	gain market acceptance for our future products, if any; and
•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization activities.

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

We have built a product development pipeline by identifying product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies. To date, our internal discovery efforts have yielded multiple development candidates, including XEN901 and XEN402, which has been acquired by Flexion to use in its product candidate FX301. Both our internal discovery efforts and our assessment of potential acquisition or in-licensing opportunities require substantial technical, financial and human resources, regardless of whether we identify any viable product candidates.

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

--

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

--

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

--

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

Acquisitions, joint ventures or other strategic transactions could disrupt our business, cause dilution to our shareholders and otherwise harm our business.

We actively evaluate various strategic transactions on an ongoing basis, including the acquisition of other businesses, products or technologies as well as pursuing strategic alliances, joint ventures, licensing transactions or investments in complementary businesses. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with collaborators or suppliers as a result of such a transaction;
•	unanticipated liabilities related to acquired companies;
•	difficulties integrating acquired personnel, technologies and operations into our existing business;
•	retention of key employees;
•	diversion of management time and focus from operating our business to pursuing strategic transactions and managing any such strategic alliances, joint ventures or acquisition integration challenges;
•	dilution to our shareholders if we issue equity in connection with such transactions;
•	increases in our expenses and reductions in our cash available for operations and other uses; and
•	possible write-offs or impairment charges relating to acquired businesses.

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

--

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

--

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

--

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

In the case of some of our product candidates, we are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and our clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to our clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. Related to our collaboration with Genentech and our agreement with Flexion, clinical trials for pain are inherently difficult to conduct. The primary measure of pain is based on subjective patient feedback, which can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, from patient to patient, and from site to site within a clinical study. The placebo effect also tends to have a more significant impact in pain trials.

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

--

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE, other early infantile epileptic encephalopathies, or EIEEs, alternating hemiplegia of childhood, or AHC, and hemiplegic migraine, or HM, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our clinical trials. This means that we generally will have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether. Even if we are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

The FDA has not yet approved any drug products specifically for the AHC, KCNQ2-DEE and SCN8A-DEE indications, and the clinical endpoints required to obtain approval are not well defined.

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

--

Results of pre-clinical studies may not be predictive of clinical trial results and results of earlier clinical trials may not be predictive of the results of later-stage clinical trials and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, Health Canada or foreign regulatory authorities.

The results of pre-clinical studies, either generated by us, such as for XEN901 or XEN402, or by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, such as for XEN1101, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, XEN901 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical models may not be predictive of clinical efficacy due to its novel molecular mechanism.

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

As product candidates are developed through pre-clinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results, to extend patent protection and/or to target different populations. For example, XEN496 is a pediatric-specific formulation of ezogabine and we have also developed a pediatric formulation for XEN901. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with formulations previously tested in adults. Unexpected changes in the performance of a new formulation may affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our or our collaborators’ ability to commence product sales and generate revenue.

--

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

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that any of our product candidates will be approved. For any future products for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers;

--

•	the maintenance of existing or the establishment of new scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	a continued acceptable safety profile following any marketing approval;
•	our inability to recruit and retain adequate numbers of qualified sales and marketing personnel or develop alternative sales channels;
•

the inability of our products to secure acceptance from physicians, healthcare providers, patients, third-party payors and the medical community including identifying an adequate number of physicians and patients, especially for ultra-orphan, orphan or niche indications;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•	unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization; and
•	our ability to compete with other therapies.

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

--

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

Our target patient populations in orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE and AHC, are relatively small. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the pricing, coverage and reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement pricing, coverage and reimbursement strategies for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

--

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed, or will significantly change, the way healthcare is financed by both governmental and private insurers. The Trump administration and Congress, through legislation, executive orders and other measures, has taken action to repeal and replace certain provisions of the PPACA. The impact of any such changes on us and the pharmaceutical industry as a whole is currently unknown. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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

--

Risks Related to Our Dependence on Third Parties

Our prospects for successful development and commercialization of our partnered products and product candidates are dependent upon the research, development and marketing efforts of our collaborators.

We have no control over the resources, time and effort that our collaborators may devote to our programs and limited access to information regarding or resulting from such programs. We are dependent on our collaborators, including Flexion, Genentech and Merck, to fund and conduct the research and any clinical development of product candidates under our agreements with each of them, and for the successful regulatory approval, marketing and commercialization of one or more of such products or product candidates. Such success will be subject to significant uncertainty.

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

--

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

--

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

--

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

--

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees, licensors or other collaborators. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently some of the rights relating to the patent portfolio for novel Nav1.7 inhibitors are held by Genentech and the rights to the patent portfolio for XEN402 was sold to Flexion.

--

If any current or future licensee, licensor or other collaborators with rights to prosecute, assert or defend patents related to our product candidates fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

--

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

If Flexion, Genentech, Merck or other collaborators license or otherwise acquire rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be legally developed or commercialized in a country without the third-party intellectual property right or, where it is decided that it would be useful to acquire such third-party right to develop or commercialize the product, they are eligible under our collaboration agreements to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

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

--

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

The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. There have been recent changes regarding how patent laws are interpreted, and both the U.S. Patent and Trademark Office, or USPTO, and Congress have recently made significant changes to the patent system. There have been U.S. Supreme Court decisions that now show a trend of the Supreme Court which is distinctly negative on some patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents, the costs to prosecute our patent applications and enforce our patents and/or the patents and applications of our collaborators. The patent situation in these fields outside the United States also has uncertainties. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents.

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

--

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

--

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

--

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

•	actions by any of our collaborators regarding our product candidates they are developing, including announcements regarding clinical or regulatory decisions or developments of our collaboration;
•	unanticipated serious safety concerns related to the use of any of our products and product candidates;
•	results from or delays of clinical trials of our product candidates;
•	failure to obtain or delays in obtaining or maintaining product approvals or clearances from regulatory authorities;
•	adverse regulatory or reimbursement announcements;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, licenses, joint ventures or capital commitments;
•	the results of our efforts to discover or develop additional product candidates;
•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;
•	regulatory or legal developments in Canada, the U.S. or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to successfully commercialize our future product candidates we develop independently, if approved;

--

•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	actual or anticipated quarterly variations in our financial results or those of our competitors;
•	any change to the composition of the board of directors or key personnel;
•	sales of common shares by us or our shareholders in the future, as well as the overall trading volume of our common shares;
•	failure to comply with covenants or make required payments under loan agreements;
•	changes in the structure of healthcare payment systems;
•	commencement of, or our involvement in, litigation;
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

In addition, in the future, we may issue additional common shares, preferred shares, or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise.  Any such issuance, including any issuances pursuant to our “at-the-market” equity offering program under our Sales Agreement with Jefferies and Stifel, could result in substantial dilution to our existing shareholders and could cause the market price of our common shares to decline.

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

--

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

--

We expect to lose our status as an emerging growth company on December 31, 2019.   We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our common shares held by non-affiliates, or our public float, is less than $250 million; or (ii) we have annual revenues less than $100 million and either we have no public float or our public float is less than $700 million.

Investors could find our common shares less attractive if we choose to rely on these disclosure exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.

Effective December 31, 2019, we expect to no longer be an emerging growth company which will increase our costs and demands on management and could harm our operating results and our ability to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.

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

When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404 in preparation for and once we lose our status as an emerging growth company. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Implementing any appropriate changes to our internal control over financial reporting may require specific compliance training for our directors, officers and employees and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.  As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the market price of our common shares.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. We have thus far elected to take advantage of certain exceptions from reporting requirements that are available to emerging growth companies under the JOBS Act and therefore have not previously delivered an auditor’s attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We no longer expect to qualify as an emerging growth company on December 31, 2019, requiring our independent registered public accounting firm to undertake an assessment of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Going forward, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements, investors may lose confidence in our reported financial information, which could cause the market price of our common shares to decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation.

--

Future sales and issuances of our common shares, preferred shares, or rights to purchase common shares, including warrants or pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common shares to fall.

As of September 30, 2019, stock options to purchase 3,651,919 of our common shares with a weighted-average exercise price of $7.84 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. During the year ended December 31, 2018, certain funds affiliated with BVF Partners L.P. exercised their conversion rights to convert 1,852,000 Series 1 Preferred Shares into the same number of common shares. The exercise of any of these stock options or warrant or conversion of the remaining Series 1 Preferred Shares would result in dilution to current shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

--

Our management team has broad discretion as to the use of the net proceeds from ongoing and previous public and private equity and debt financings and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our shareholders disagree.

We have broad discretion in the application of any net proceeds we receive pursuant to our ongoing “at-the-market” equity offering program with Jefferies and Stifel as well as the net proceeds to us from previous equity and debt financings, including the net proceeds we received pursuant to our 2018 “at-the-market” equity offering programs, the net proceeds from our August 2018 amended and restated loan and security agreement, pursuant to which we have borrowed an aggregate of $15.5 million of principal and the net proceeds from our September 2018 public offering of common shares. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

--

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1#	2019 Inducement Equity Incentive Plan and related form of share option agreement.	8-K	001-36687	10.1	September 10, 2019

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

#	Indicates management contract or compensatory plan.

--

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2019

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019

By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

--