Form 10-K
period 2019-12-31
Xenon Pharmaceuticals Inc.
filed 2020-03-09
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on The Nasdaq Global Market on June 28, 2019, was approximately $227.6 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares of the Registrant outstanding as of March 5, 2020 was 34,956,272.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2019.

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

-i-

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our ability to advance XEN007, XEN496, and potentially other future product candidates directly into Phase 2 or later stage clinical trials;
•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our ability to identify drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Item 1.Business

Overview

We are a clinical stage biopharmaceutical company committed to developing innovative therapeutics to improve the lives of patients with neurological disorders. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy. In addition to our proprietary product candidates, we also have partnered programs with several pharmaceutical companies, including Neurocrine Biosciences, Inc., or Neurocrine Biosciences, Genentech, a member of the Roche Group, and Flexion Therapeutics, Inc., or Flexion.

Our Strategy

Our goal is to build a self-sustaining, fully-integrated, and profitable company that discovers, develops and commercializes innovative therapeutics to treat neurological disorders.

Our strategy includes:

•	Focusing on orphan and niche disease market opportunities that we can independently develop and commercialize;
•	Selectively establishing additional partnerships enabling us to access large commercial indications while leveraging the benefits of those collaborations to expand our internal capabilities;
•	Further leveraging our discovery platform and insights into disease biology to identify additional product candidates; and
•	Identifying external opportunities to expand our pipeline.

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

The Kv7 potassium channel mechanism has been clinically validated with ezogabine, an earlier generation Kv7 modulator that was approved by the U.S. Food and Drug Administration, or FDA, as an adjunctive treatment for adults with focal seizures with or without secondary generalization. XEN1101’s unique composition is chemically designed to improve upon potency, selectivity and pharmacokinetics, or PK, of ezogabine, and is not expected to have ezogabine’s composition-specific tissue pigmentation effects.

Clinical Development

We announced final data from a XEN1101 Phase 1 clinical trial and the related transcranial magnetic stimulation, or TMS, studies at the American Epilepsy Society, or AES, Annual Meeting in December 2018. The objectives of the XEN1101 Phase 1 clinical trial were to evaluate the safety, tolerability and PK of both single ascending doses, or SAD, and multiple ascending doses, or MAD, of XEN1101 in healthy subjects. The XEN1101 Phase 1 clinical trial also included a pharmacodynamic, or PD, read-out from TMS studies that were designed to assess XEN1101’s ability and potency to modulate cortical excitability, thereby demonstrating activity in the target CNS tissue. The XEN1101 Phase 1 results include data from six SAD cohorts ranging in dose from 5 to 30 mg (n=34, placebo=8), including a crossover food effect cohort (n=10) with a single 20 mg dose. MAD results included three cohorts ranging in once daily doses from 15 to 25 mg (n=18, placebo=6) including two cohorts of 15 mg evaluated in a fasted and fed state over 7 and 10 days, respectively, and one cohort of 25 mg evaluated in a fed state over 10 days. The PK profile of XEN1101 (including an effective half-life greater than 24 hours) supports a once-per-day dosing schedule with expected steady state in approximately one week without the need for titration. The majority of adverse events, or AEs, were mild or moderate, resolved spontaneously and were consistent with antiepileptic drugs of this class. Sedation (including somnolence and drowsiness) and dizziness (including light-headedness and presyncope) were the most common AEs, while mild cognitive effects (including memory and speech impairment) and blurred vision were also observed in a dose dependent manner. There were no SAEs, deaths, or clinically significant delayed ventricular repolarization or laboratory findings. Phase 1 results suggest that that XEN1101 is generally safe and well tolerated in the doses examined (single doses of up to 30 mg and multiple doses of up to 25 mg once daily).

The Phase 1b double-blind, placebo-controlled, randomized cross-over TMS study included 20 healthy male subjects. TMS measurements were taken at 2 and 4 hours for all subjects and, due to a prolonged absorption phase displayed by XEN1101, an additional TMS assessment time-point was added at 6 hours for a subset of subjects. Subjects were randomized initially to either a 20 mg dose of XEN1101 or placebo and then, after a one-week wash-out period, crossed over to the other treatment arm. XEN1101 reduced corticospinal excitability, as demonstrated by a concentration dependent elevation in resting motor threshold, or RMT, the key TMS-EMG measure. RMT increased in proportion to XEN1101 plasma concentration showing a mean ± standard error of mean increase of 4.9 ± 0.7% (p<0.01) at 6 hours. Active motor threshold, or AMT, also increased in proportion to plasma concentration of XEN1101 with an increase of 2.0 ± 0.4% at 6 hours. In addition, XEN1101 statistically significantly modulated TMS-evoked EEG potentials, or TEPs, in a pattern consistent with reductions in cortical excitability. Relative to time-matched placebo, at peak plasma levels, XEN1101 decreased the amplitude of TEPs vs placebo at 25, 45 and 180 ms after the TMS pulse. Additional measures of cortical excitability including global mean field power were similarly impacted. XEN1101 also shifted the power spectra of resting state EEGs toward lower frequencies. This Phase 1b TMS study provides evidence of the CNS effects of a 20 mg dose of XEN1101 as indicated by suppression of cortical and corticospinal excitability, and helped with dose selection for our XEN1101 Phase 2b clinical trial.

A Phase 2b clinical trial, called the X-TOLE study, is currently underway and designed as a randomized, double-blind, placebo-controlled, multicenter clinical trial to evaluate the clinical efficacy, safety and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. Patient enrollment for this XEN1101 Phase 2b clinical trial is ongoing in the United States, Canada and Europe. Long term six-and nine-month toxicology studies have now been completed, providing support for the 12-month open label extension for patients enrolled in the Phase 2b clinical trial. The clinical trial protocol includes an option to conduct an interim analysis. Depending upon the rate of enrollment, top-line results are anticipated in the second half of 2020. We also continue to explore the development of XEN1101 in other neurological indications.

About Focal Seizures

A focal seizure is localized within the brain and can either stay localized or spread to the entire brain, which is typically categorized as a secondary generalized seizure. Focal seizures are the most common type of seizure experienced by people with epilepsy. The treatment of an individual patient with focal seizures is currently focused on reduction of seizure frequency, with seizure freedom as the ultimate goal. Focal seizures (simple, complex and secondary generalized tonic-clonic) account for approximately 60% of seizures (GlobalData Report 2017) of which approximately 33% are considered resistant to current treatments (Epilepsy Foundation). It is estimated that the addressable population in the United States could include approximately 460,000 adults and 70,000 pediatric patients with focal epilepsy.

XEN496, A Kv7 Potassium Channel Modulator for the Treatment of KCNQ2-DEE

We are developing XEN496 (active ingredient ezogabine), a Kv7 potassium channel modulator, for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE (also known as EIEE7). Ezogabine was previously approved by the FDA as an anti-seizure medication, or ASM, as an adjunctive treatment for adults with focal seizures with or without secondary generalization. Published case reports where physicians have used ezogabine in infants and young children with KCNQ2-DEE suggest that XEN496 may be efficacious in this often hard-to-treat pediatric patient population.

The FDA has granted orphan drug designation, or ODD, for XEN496 as a treatment of KCNQ2-DEE. The FDA previously indicated that it is acceptable to study XEN496 in infants and children up to four years old, and that a single, small pivotal trial may be considered adequate in order to demonstrate XEN496’s efficacy in KCNQ2-DEE, provided the study shows evidence of a clinically meaningful benefit in patients with the intended indication.

Clinical Development

We have developed XEN496 as a pediatric-specific, granule formulation of ezogabine to be presented as single-dose sprinkle capsules. Standard in vitro testing has shown that XEN496 acts as an “immediate-release” drug product. In December 2019, we filed an Investigational New Drug, or IND, application with the FDA related to a PK study, testing XEN496 in healthy adult volunteers. In January 2020, we received permission to proceed with the study, which is now ongoing and expected to be completed in the first quarter of 2020. In parallel, we are corresponding with the FDA regarding the Phase 3 clinical trial design and we expect feedback early in the second quarter of 2020. A Phase 3 clinical trial in KCNQ2-DEE is expected to start in 2020.

About KCNQ2-DEE

KCNQ2 developmental and epileptic encephalopathy (KCNQ2-DEE), otherwise known as EIEE7, is a rare, severe neurodevelopmental disorder with a significant seizure burden and profound developmental impairment. KCNQ2-DEE is uniquely characterized by multiple, daily, refractory seizures presenting within the first week of life with a prominent tonic component and autonomic signs. Seizures are often accompanied by clonic jerking or complex motor behavior. The electroencephalogram, or EEG, at onset of the disease shows a burst suppression pattern later evolving into multifocal epileptiform activity. The infants usually develop a severe to profound intellectual disability with axial hypotonia that can be accompanied by limb spasticity. The seizure activity typically decreases with age with some patients becoming seizure free or experiencing more minor seizure burden by 3 to 5 years of age; however, a survey of patient caregivers conducted by us indicates that a significant proportion of patients have ongoing seizures beyond this age range. The intellectual disability and other co-morbidities are not reversed or improved with age and patients generally require life-long care. Patients are often non-verbal and some children may also have autistic features. Seizure-related bradycardia and oxygen desaturation with cyanosis have been observed, and are thought to contribute to the significant risk of Sudden Unexpected Death in Epilepsy, or SUDEP, in these children. A recent epidemiology study from Europe examining the incidence and phenotypes of childhood-onset genetic epilepsies reports the incidence of KCNQ2-DEE as approximately 1 per 17,000 live births (5.89/100,000) compared to 1 per 12,200 live births estimated for Dravet Syndrome.

XEN007, A CNS-acting Calcium Channel Modulator

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel modulator that modulates Cav2.1 and T-type calcium channels. Other reported mechanisms include dopamine, histamine and serotonin inhibition. Flunarizine is available in certain countries outside of the United States and has been reported to have clinical benefit in treating migraine and other neurological disorders.

Various development strategies for XEN007 are under consideration. We have entered into key exclusive licensing agreements in order to access regulatory files and drug product manufacturing, both of which may enable advanced clinical development of XEN007. The FDA granted ODD for the treatment of hemiplegic migraine with XEN007, and granted ODD and a rare pediatric disease, or RPD, designation for the treatment of alternating hemiplegia of childhood with XEN007. A physician-led, Phase 2 proof-of-concept study is underway to examine the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant childhood absence epilepsy, or CAE. Absence seizures are characterized by an abrupt impairment of awareness with arrest in behavior, staring, eye lid fluttering, and automatisms associated with generalized 3 Hz spike wave discharges, or SWD, on electroencephalogram, or EEG. A child may have one or many (up to 100) absence seizures a day and have problems with attention and learning. Flunarizine has been shown to be well tolerated clinically, and in pre-clinical models of absence seizures, flunarizine significantly reduced the number and duration of SWDs on EEG as mono-therapy and, when combined with valproic acid or ethosuximide, significantly reduced the SWD EEGs more than any drug alone. Results from the Phase 2 investigator-led proof-of-concept study are expected in 2020. Depending on the results from the study, CAE may represent a potential orphan indication for future development of XEN007.

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

Our Partnered Programs

NBI-921352, A Clinical Stage, Selective Nav1.6 Sodium Channel Inhibitor for the Treatment of Epilepsy

In December 2019, we entered into a license and collaboration agreement with Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a clinical stage selective Nav1.6 sodium channel inhibitor, and an exclusive license to pre-clinical compounds for development, including selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors. The agreement also included a multi-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors. For a more detailed description of the terms of this agreement with Neurocrine Biosciences, see “—Collaborations, Commercial and License Agreements” below.

NBI-921352 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed to treat pediatric patients with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE, and other potential indications, including adult focal epilepsy. Prior to our license and collaboration agreement with Neurocrine Biosciences, we completed a Phase 1 clinical trial in healthy adult subjects, and subsequently developed a pediatric-specific, granule formulation. Neurocrine Biosciences anticipates filing an IND application with the FDA in mid-2020 in order to start a Phase 2 clinical trial in SCN8A-DEE patients in the second half of 2020. We are eligible to receive up to $25 million upon the FDA acceptance of an IND for NBI-921352, with 55% of the amount in the form of an equity investment in our common shares at a 15% premium to our 30-day trailing volume weighted average price at that time.

FX301, A Pre-Clinical Nav1.7 Inhibitor for the Treatment of Post-Operative Pain

In September 2019, we entered into an agreement providing Flexion with the global rights to develop and commercialize XEN402, now known as FX301, a Nav1.7 inhibitor. Flexion’s pre-clinical FX301 program consists of XEN402 formulated for extended release from a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for control of post-operative pain. Flexion has indicated that it anticipates initiating FX301 clinical trials in 2021. For a more detailed description of the terms of this agreement with Flexion, see “—Collaborations, Commercial and License Agreements” below.

Selective Inhibitors of Nav1.7 for the Treatment of Pain

In December 2011, we entered into a collaborative research and license agreement with Genentech to discover and develop selective oral inhibitors of Nav1.7 for the treatment of pain. For a more detailed description of the terms of our agreements with Genentech, see “—Collaborations, Commercial and License Agreements” below. Based on our discovery of Nav1.7 deficiency underlying the rare human disease called congenital indifference to pain, or CIP, where individuals with CIP are unable to feel pain, we believe that Nav1.7 is a highly-validated target for the treatment of pain. Our Genentech collaboration is focused on discovering and developing oral drugs that selectively target Nav1.7.

Collaborations, Commercial and License Agreements

License and Collaboration Agreement with Neurocrine Biosciences, Inc.

On December 2, 2019, we entered into a license and collaboration agreement, or the Collaboration Agreement, with Neurocrine Biosciences, Inc., or Neurocrine Biosciences, to establish a collaboration under which the parties will identify, research and develop sodium channel inhibitors, including our clinical candidate XEN901, now known as NBI-921352, and preclinical candidates XEN393, XPC’535 and XPC’391, which compounds Neurocrine Biosciences will have the exclusive right to further develop and commercialize under the terms and conditions set forth in the Collaboration Agreement.

Licenses.  Under the terms of the Collaboration Agreement we granted to Neurocrine Biosciences an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights for the research, development and commercialization of (i) XEN901; (ii) XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs; and (iii) certain research compounds that bind to and inhibit voltage-gated sodium channels Nav1.2 and Nav1.6 as their primary mechanism of action, collectively, the Research Compounds and, together with XEN901 and the DTCs, the Compounds, on a worldwide basis for the treatment, cure, diagnosis, prediction or prevention of any human disease or disorder, state, condition and/or malady, subject to certain exceptions set forth in the Collaboration Agreement.  We also granted to Neurocrine Biosciences a non-exclusive, non-royalty-bearing, sublicensable license to certain of our intellectual property rights for the screening of compounds for identification as a Select Nav Inhibitor (as defined below) and for the research of certain compounds otherwise expressly excluded from the Collaboration Agreement, or the Excluded Compounds.

Exclusivity.  During the Research Term (as defined below) and for one year thereafter, other than in accordance with the terms of the Collaboration Agreement, neither Neurocrine Biosciences nor any of its respective affiliates is permitted to directly or indirectly research, develop, manufacture or commercialize any small-molecule Select Nav Inhibitor (as defined below).  During the term of the Collaboration Agreement, other than the Excluded Compounds and otherwise in accordance with the terms of the Collaboration Agreement, neither we nor any of our respective affiliates is permitted to directly or indirectly research, develop, manufacture or commercialize a compound that, as its primary mechanism of action, binds to and inhibits voltage-gated sodium channels Nav1.2 and Nav1.6, such compound referred to as a Select Nav Inhibitor.

Governance.  The parties will establish a joint steering committee, or JSC, composed of an equal number of representatives from each entity, which will coordinate and oversee the Collaboration Programs (as defined below).  The JSC will disband upon the completion or earlier termination of both of the Collaboration Programs.  Decisions of the JSC will be made by unanimous vote, provided that in the event of a disagreement on any matter, following a specified dispute resolution procedure, Neurocrine Biosciences will have the right to decide such matter, subject to certain exceptions.

Collaboration Programs.  We are collaborating with Neurocrine Biosciences on the conduct of two collaboration programs: (i) a joint research collaboration to discover, identify and preclinically develop Research Compounds, or the Research Program, and (ii) a collaborative development program for XEN901 and two DTCs selected by the JSC, or the Initial Development Program and, together with the Research Program, referred to as the Collaboration Programs.  The Research Program is intended to include the preclinical development of our existing non-clinical Research Compounds and the discovery of new back-up and follow-on Research Compounds to XEN901 and the two DTCs selected by the JSC as clinical development candidates for subsequent development and commercialization by Neurocrine Biosciences.  During the term of the Research Program, the parties will conduct related activities in accordance with an agreed research plan and budget.  Each party will be solely responsible for all costs such party incurs to conduct its activities under the research plan, provided that Neurocrine Biosciences will reimburse us for certain full-time employees and out-of-pocket expenses incurred by us in accordance with the research budget.  Unless earlier terminated or extended, the Research Program will end on the second anniversary of the Collaboration Agreement, or the Research Term, after which we will have no obligation to perform any further activities in furtherance of the Research Program.

The Initial Development Program will include: (i) completion of any preclinical and clinical studies that are ongoing as the date of the Collaboration Agreement of any XEN901 product and the two DTC products selected by the JSC; (ii) a pharmacokinetic, drug-drug interaction and food effect Phase 1 clinical trial of a XEN901 product to examine the adequacy of a new pediatric formulation; and (iii) all preclinical studies of two DTC products containing the two DTCs selected by the JSC.  The parties will use their commercially reasonable efforts to conduct the development activities under the Initial Development Program pursuant to specific development plans.  Each party will be solely responsible for all costs such party incurs to conduct its activities under these development plans, provided that, with respect to XEN901 development activities, Neurocrine Biosciences will reimburse us for certain full-time employees and out-of-pocket expenses incurred by us, and with respect to certain development activities related to the two JSC-selected DTCs, the JSC may determine that Neurocrine Biosciences shall make such reimbursements.

Development, Regulatory and Manufacturing.  Except for the activities set forth in the plans for the Collaboration Programs, Neurocrine Biosciences will be solely responsible, at its sole cost and expense, for all development and manufacturing of the Compounds and any pharmaceutical product that contains a Compound, subject to the Co-Funding Option (as defined below).  For the first indication that meets or exceeds a specified prevalence threshold, or a Major Indication, for which Neurocrine Biosciences intends to conduct a Phase 3 clinical trial of a XEN901 product or the first clinical trial of a DTC product following a successful Phase 2 clinical trial for such DTC product, Neurocrine Biosciences will prepare a development plan including an estimated budget and provide such plan to us.  We will have the right to elect to co-fund the development of one product in a Major Indication under such development plan and to receive a mid-single digit percentage increase in royalties owed on the net sales as calculated pursuant to the terms of the Collaboration Agreement, or Net Sales, of such products in the United States, or the Co-Funding Option.  If we exercise the Co-Funding Option, the parties will share equally all reasonable and documented costs and expenses that Neurocrine Biosciences incurs in connection with the development of such product in the applicable indication, except costs and expenses that are solely related to the development of such product for regulatory approval outside the United States.

Neurocrine Biosciences anticipates filing an IND with the FDA in the middle of 2020 in order to start a proposed clinical trial for XEN901 in SCN8A-DEE patients in the second half of 2020.

Neurocrine Biosciences will be the regulatory sponsor and will be solely responsible for all regulatory activities (except for those delegated to us) under the Collaboration Agreement, including submitting one or more INDs for a XEN901 product.  If the FDA grants a Rare Pediatric Disease Priority Review Voucher in connection with the approval of a New Drug Application for a XEN901 product, Neurocrine Biosciences may, at its option, (i) sell it to a third party and share a specified portion of the proceeds with us; (ii) use it for a product Neurocrine Biosciences is developing outside the Collaboration Agreement and pay us a specified portion of the voucher’s intrinsic value (as calculated pursuant to the terms of the Collaboration Agreement); or (iii) use the voucher for a pharmaceutical product that contains a Compound, in which case no payments would be due to us.  If the FDA grants Neurocrine Biosciences a voucher in connection with any other product, Neurocrine Biosciences will retain all rights to such voucher without any payment or other obligations to us.

Commercialization.  Neurocrine Biosciences will have the exclusive right to conduct, and will be solely responsible for all aspects of, the commercialization of any pharmaceutical product that contains a Compound.

Financial Terms.  Neurocrine Biosciences has agreed to pay us an upfront payment of $50.0 million, which includes a $30.0 million payment in cash within ten business days after the date of the Collaboration Agreement. For the remainder of the upfront payment, concurrently with the entry into the Collaboration Agreement, the parties entered into the Share Purchase Agreement (as defined below) pursuant to which we will issue and sell the Shares (as defined below) to Neurocrine Biosciences for an aggregate purchase price of $20.0 million.

If a XEN901 product achieves IND acceptance in either SCN8A-EE or a Major Indication, we will be entitled to a milestone cash payment of $11.25 million or $4.5 million, respectively. In addition to such cash payment, we will issue and sell either $13.75 million or $5.5 million of its common shares to Neurocrine Biosciences, depending on whether the IND acceptance is for SCN8A-EE or a Major Indication, respectively, the Milestone Equity Purchase.  The common shares sold to Neurocrine Biosciences in the Milestone Equity Purchase will have a price equal to 115% of our 30-day volume-weighted average price immediately prior to the public announcement of the IND acceptance.  If the IND acceptance first occurs for a Major Indication and, within one year after such IND acceptance, there is an IND acceptance in SCN8A-EE, Neurocrine Biosciences will pay us an additional $6.75 million cash payment and an additional $8.25 million of common shares will be issued and sold to Neurocrine Biosciences at a price equal to 115% of our 30-day volume-weighted average price immediately prior to the public announcement of the subsequent IND acceptance, or the Subsequent Milestone Equity Purchase.  If the aggregate number of common shares to be sold to Neurocrine Biosciences pursuant to the Share Purchase Agreement, the Milestone Equity Purchase and the Subsequent Milestone Equity Purchase would exceed 19.9% of our common shares outstanding on the date of the Collaboration Agreement, then the number of shares to be purchased shall be reduced such that the percentage cap is not exceeded.

The Collaboration Agreement also provides for potential aggregate development and regulatory milestone payments from Neurocrine Biosciences to us of up to $325.0 million for a XEN901 product and up to $247.5 million for each other Compound up to a maximum of three other Compounds.  Sales-based milestones of up to $150.0 million for each Compound, including a XEN901 product, will be paid from Neurocrine Biosciences to us upon the achievement of certain Net Sales targets, up to a maximum of four Compounds.

Neurocrine Biosciences has further agreed to pay us royalties based on future Net Sales of any pharmaceutical product that contains a Compound.  Such royalty percentages, for Net Sales in and outside the United States, range from (i) for a XEN901 product, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (ii) for each DTC product, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (iii) for each Research Compound product, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively.

Neurocrine Biosciences’s obligations to pay royalties with respect to a product and country will expire upon the latest of: (i) the expiration of the last to expire valid claim in (a) the parties’ joint patent rights filed during the Research Term or a specified period of time thereafter or (b) our patent rights as specified in the Collaboration Agreement, in each case that cover such product; (ii) ten years from the first commercial sale of the product in such country; and (iii) the expiration of regulatory exclusivity for such product in such country, or the Royalty Term.  Royalty payments are subject to reduction in specified circumstances, including expiration of patent rights or if average Net Sales decrease by a certain percentage after the introduction of a generic product.

Term and Termination.  Unless earlier terminated, the term of the Collaboration Agreement will continue on a product-by-product and country-by-country basis until the expiration of the Royalty Term for such product in such country.  Upon the expiration of the Royalty Term for a particular product and country, the exclusive license granted by us to Neurocrine Biosciences with respect to such product and country will become fully-paid, royalty free, perpetual and irrevocable.

Neurocrine Biosciences may terminate the Collaboration Agreement in its entirety or on a product-by-product or country-by-country basis, for any or no reason, by providing at least 90 days’ written notice, provided that such unilateral termination will not be effective (i) with respect to a XEN901 product until Neurocrine Biosciences has used its commercially reasonable efforts to complete one Phase 2 clinical trial for a XEN901 product; (ii) with respect to a DTC product until Neurocrine Biosciences has used its commercially reasonable efforts to complete one Phase 1 clinical trial for a DTC product; and (iii) with respect to the Collaboration Agreement in its entirety until Neurocrine Biosciences has used its commercially reasonable efforts to complete both of these clinical trials.  Either party may terminate the Collaboration Agreement in the event of a material breach in whole or in part, subject to specified conditions.  If Neurocrine Biosciences is entitled to terminate the Collaboration Agreement due to our uncured material breach, in lieu of termination, Neurocrine Biosciences may elect to reduce all subsequent payments owing from Neurocrine Biosciences to us by half.

Upon the termination of the Collaboration Agreement for any reason, all licenses and other rights granted to Neurocrine Biosciences by us shall terminate, provided that if termination is solely with respect to one or more products or countries, then such termination will apply only to the terminated products or countries.  Upon termination in certain cases, Neurocrine Biosciences has agreed to grant us licenses to certain Neurocrine Biosciences intellectual property that is reasonably necessary, and that was actually used by Neurocrine Biosciences for the development, manufacturing or commercialization of the terminated products, to research, develop and commercialize the terminated products in the terminated countries.  Such license will be royalty-free with respect to any terminated product for which a Phase 2 clinical trial was not completed prior to the effective date of termination, and otherwise will be royalty-bearing ranging from a low-single digit percentage to a high-single digit percentage depending on the stage of development of the applicable product at the effective date of termination.

The Collaboration Agreement includes certain other customary terms and conditions, including mutual representations and warranties, indemnification and confidentiality provisions.

Share Purchase Agreement

On December 2, 2019, pursuant to the Collaboration Agreement, we entered into a Share Purchase Agreement with Neurocrine Biosciences, or the Share Purchase Agreement, pursuant to which we issued and sold 1,408,847 of our common shares, or the Shares, to Neurocrine Biosciences in a private placement for an aggregate purchase price of $20.0 million, or $14.196 per share.  The purchase price represented a 20% premium to the closing price of our common shares on November 29, 2019.

The Shares are subject to lock-up restrictions, which, without prior approval of us, prohibit Neurocrine Biosciences from selling the Shares for a period of up to two years after the effective date of the Collaboration Agreement.  In addition, Neurocrine Biosciences is, subject to certain exceptions, subject to a standstill agreement for a period of two years after the effective date of the Collaboration Agreement.  Pursuant to the standstill agreement, Neurocrine Biosciences and its affiliates will not (1) acquire, offer to acquire or agree to acquire any of our common shares or securities convertible into common shares, other than common shares issuable to Neurocrine Biosciences pursuant to the terms of the Collaboration Agreement; (2)  make, or participate in, any solicitation of proxies to vote any of our or our subsidiaries’ voting securities, or propose to change or control our management or board of directors by use of any public communication to holders of securities intended for such purpose; (3) make a public proposal for a change of control; or (4) knowingly encourage, accept, or support a tender, exchange, or offer proposal by any person, which would result in a change of control.  The Share Purchase Agreement contains certain other customary terms and conditions, including mutual representations, warranties, and covenants.

Asset Purchase Agreement with Flexion Therapeutics, Inc.

On September 9, 2019, we entered into an asset purchase agreement with Flexion Therapeutics, Inc. pursuant to which Flexion acquired all rights with respect to our investigational compound XEN402 and a related compound, including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402 owned or controlled by us. XEN402 is a sodium channel inhibitor that we had previously developed with our collaborator, Teva Pharmaceuticals International GmbH and its affiliated entities.  Pursuant to the terms of the agreement, Flexion also assumed certain liabilities relating to the purchased assets, including the obligation to pay a low single-digit percentage royalty to Teva on net sales of any approved products incorporating XEN402.

Flexion paid an upfront purchase price of $3.0 million for the purchased assets. Pursuant to the terms of the agreement, we are eligible to receive additional payments for various CMC, development and regulatory milestones of up to $9.0 million through initiation of a Phase 2 proof of concept clinical trial.  In addition, following a successful proof of concept clinical trial, we would be eligible to receive additional clinical development and global regulatory approval milestone payments of up to $40.75 million, commercialization milestone payments of up to $75.0 million, as well as future royalties on sales of any approved products ranging from mid-single to low-double digit percentages, depending on the level of worldwide net sales.

The agreement contains customary representations, warranties and covenants, including a covenant by us not to develop a competing product for the treatment of post-surgical pain and a covenant by Flexion not to develop a product for the treatment of epilepsy incorporating XEN402. Each party has agreed, subject to certain conditions and limitations, to indemnify the other party for breaches of representations, warranties and covenants and for losses arising from certain assumed/excluded liabilities, as applicable.

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

Agreements with Genentech for Selective Inhibitors of Nav1.7 and Pain Genetics

In December 2011, we entered into a collaborative research and license agreement with Genentech, a member of the Roche Group, to discover and develop small and large molecules that selectively inhibit the Nav1.7 sodium channel and companion diagnostics for the potential treatment of pain. Pursuant to this agreement, we granted Genentech a worldwide exclusive license to develop and commercialize compounds directed to Nav1.7 and products incorporating such compounds for all uses. We also granted Genentech a worldwide non-exclusive license to diagnostic products for the purpose of developing or commercializing such compounds.

Under the terms of the agreement, Genentech paid us an upfront fee of $10.0 million, a $5.0 million milestone payment for the selection of a compound for development and an $8.0 million milestone payment upon the approval by Health Canada of a CTA. Genentech provided funding to us for certain of our full-time equivalents, or FTEs, performing the research collaboration plan, which concluded in December 2016. We are eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613.0 million, comprised of up to $45.5 million in pre-clinical and clinical milestone payments, up to $387.5 million in regulatory milestone payments, and up to $180.0 million in sales-based milestone payments for multiple products and indications. In addition, we are eligible to receive royalties based on net sales of the licensed products, which range from a mid-single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis. Our pre-commercial and commercial milestone payments and royalties may be subject to reductions based on the period in which the compound that is selected for development and commercialization was initially conceived.

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

Our collaborative research and license agreement with Genentech has been amended multiple times, in May 2015, November 2015, March 2016, May 2017, July 2018 and September 2018, to either extend the term of the research program or to provide us with greater flexibility in developing compounds that target Nav1.6. Pursuant to the current amendment, we have obtained a non-exclusive, irrevocable, perpetual, world-wide, sublicensable license under the know-how forming part of the Genentech intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make, use, sell, offer for sale, and import compounds from our Nav1.6 program that are above a certain potency on Nav1.7 and were conceived prior to a certain date and products containing those compounds. Our license from Genentech includes commercialization rights but we are restricted from developing or commercializing our Nav1.6 compounds below a certain potency on Nav1.7 and conceived prior to a certain date in the field of epilepsy and any of our Nav1.6 compounds conceived prior to a certain date, regardless of their potency on Nav1.7, in the field of pain. In exchange for the rights granted to us under this amendment, Genentech is eligible to receive a low single-digit percentage, tiered royalty on net sales of our Nav1.6 compounds conceived prior to a certain date, including XEN901 (now known as NBI-921352), for a period of ten years from first commercial sale on a country-by-country basis. In accordance with our license and collaboration agreement with Neurocrine Biosciences, we remain solely responsible for all payments to Genentech with respect to certain Nav1.6 compounds, including NBI-921352, licensed to Neurocrine Biosciences. Pursuant to the amendment, we granted Genentech a royalty-free, non-exclusive, world-wide license under our Nav1.6 intellectual property to make, use, sell, offer for sale and import compounds below a certain potency on Nav1.7 and products containing those compounds for all uses and indications except epilepsy.

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

Agreement with Merck & Co., Inc. for Cardiovascular Disease

In June 2009, we entered into an exclusive collaborative research and option agreement with Merck & Co., Inc., or Merck, pursuant to which the parties conducted a research program to discover and develop novel small-molecule candidates for the potential treatment of cardiovascular disease. Merck provided payments to us for our FTEs who performed our activities pursuant to the research program conducted under the Merck agreement. The Merck collaborative research program ended in December 2012.

Under the terms of the agreement, Merck had the option to obtain an exclusive license under certain intellectual property controlled by us to develop and commercialize compounds and products directed to targets in the research program, which has now expired. In June 2012, Merck exercised its option and paid us $2.0 million to obtain such a worldwide exclusive license to develop and commercialize compound inhibitors of a target that was identified using our discovery platform. Through December 31, 2018, we have received milestone payments and an option fee totaling $9.0 million, and we are eligible for further research, development and regulatory milestone payments of up to $64.0 million, comprised of $21.0 million in pre-clinical and clinical milestone payments and up to $43.0 million in regulatory milestone payments for products directed to the licensed target, as well as royalties from the mid to high single-digit range in countries where such products are covered by a valid composition or method of use claim of a Xenon or Merck patent or, if not covered by such claims, royalties in the mid-single-digit range for ten years after first commercial sale of such products.

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

Termination Agreement with Teva Pharmaceuticals International GmbH and Teva Canada Limited

On March 7, 2018, we and Teva Pharmaceuticals International GmbH and Teva Canada Limited, or together Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended, which subsequently closed on March 27, 2018. In connection with the termination, Teva returned and we cancelled 1,000,000 of our common shares that were owned by Teva. Pursuant to the terms of the termination agreement, Teva has also returned, licensed or assigned to us certain intellectual property, including certain patent rights and transferred regulatory filings related to TV-45070. The termination agreement requires us to pay a low single digit percentage royalty to Teva based on net sales of approved products, if any, resulting from any continued development and commercialization of TV-45070 by us or a sublicensee during the period that assigned or licensed patents cover such products. Pursuant to the terms of the asset purchase agreement with Flexion, certain future potential obligations relating to the purchased assets were assumed by Flexion, including the obligation to pay a low single-digit percentage royalty to Teva on net sales of any approved products incorporating XEN402. To date, no such sales have occurred.

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

As of December 31, 2019, we owned, co-owned or licensed approximately 26 issued U.S. patents and approximately 23 pending U.S. patent applications, including provisional and non-provisional filings. We also owned, co-owned or licensed approximately 157 additional pending and granted counterpart applications worldwide, including approximately 19 total country-specific validations for three European patents.

As of December 31, 2019, we owned two issued U.S. patents, one pending U.S. non-provisional patent application and four U.S. provisional patent applications related to XEN1101, and methods of making and using XEN1101 and certain related compounds. The issued patents are expected to expire between 2028 and 2029 (absent any extensions of term). In addition, we have approximately 14 foreign issued patents (exclusive of European patent national validations), one pending PCT international application, and approximately five pending corresponding applications in various foreign jurisdictions relating to XEN1101 and certain related compounds.

As of December 31, 2019, we have filed one U.S. provisional patent application directed to XEN496 (i.e., our pediatric formulation of ezogabine), a genus of related formulations, and methods of making and using the same.  Any patents issuing from this application are expected to expire in 2040 (absent any adjustments or extensions of term).

As of December 31, 2019, we owned one U.S. patent and one pending U.S. patent application directed to XEN901 and methods of making and using XEN901 and certain related compounds. Any patents issuing from these applications are expected to expire in 2037 (absent any extensions of term).  In addition, we have approximately 20 pending corresponding applications in various foreign jurisdictions relating to XEN901 and certain related compounds. Pursuant to our collaboration with Neurocrine Biosciences, Neurocrine Biosciences will oversee the prosecution, maintenance and other matters relating to the patent portfolio for XEN901 (now known as NBI-921352) and the other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors.

As of December 31, 2019, we have filed four U.S. non-provisional patent applications, three PCT international applications, and approximately 20 pending corresponding applications in various foreign jurisdictions directed to certain of our selective inhibitors of Nav1.6 and/or Nav1.2 (exclusive of XEN901), as well as methods of making and using the same. Any patents issuing from these applications are expected to expire between 2037 and 2039 (absent any adjustments or extensions of term).

As of December 31, 2019, we, together with Genentech, a member of the Roche group, co-owned approximately seven issued U.S. patents, approximately nine pending U.S. patent applications, four foreign issued patents (exclusive of European patent national validations) and have filed approximately 67 pending counterpart patent applications in various jurisdictions directed to Nav1.7 inhibitors, as well as methods of making and using the same. The issued patents, as well as any patents issuing from these applications are expected to expire between 2034 and 2037 (absent any adjustments or extensions of term).

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

Anti-Seizure Medications, or ASMs, for the Treatment of Epilepsy

If more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other ASMs. Commonly used ASMs, among others, include phenytoin, levetiracetam, brivaracetam, cenobamate, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, perampanel and cannabidiol. There are currently no FDA-approved treatments specifically indicated for the early infantile epileptic encephalopathies KCNQ2-DEE or SCN8A-DEE; however, a number of different ASMs are currently used in these patient populations. We are not aware of other companies that are developing selective Nav1.6 inhibitors for the treatment of epilepsy. There are other ASMs in development that could potentially compete with our products, including products in development from Eisai Co., Ltd., Insys Therapeutics Inc., Knopp Biosciences LLC, Marinus Pharmaceuticals, Inc., Ovid Therapeutics Inc., Praxis Bioresearch,  Sage Therapeutics, SK Life Science, Inc., Sunovion Pharmaceuticals Inc., Supernus Pharmaceuticals Inc., Takeda Pharmaceutical Company Ltd., UCB, Inc., Upsher-Smith Laboratories, Inc., and Zogenix, Inc.

Selective Inhibitors of Nav1.7 for the Treatment of Pain

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics, gabapentin, and pregabalin. We are also aware of development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Amgen Inc., AstraZeneca PLC, Biogen Inc., Bristol-Myers Squibb Company, Chromocell Corporation in collaboration with its partner Astellas Pharma Inc., Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, H. Lundbeck A/S, Merck, NeuroQuest Inc., Newron Pharmaceuticals SpA, Vertex Pharmaceuticals Inc., Voyager Therapeutics, Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors, and Nav1.8 inhibitors.

Government Regulation

We are developing small-molecule product candidates, which are regulated as drugs by the FDA and equivalent regulatory authorities outside the U.S. Within the FDA, the Center for Drug Evaluation and Research, or CDER, regulates drugs. Drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal, provincial, state, local and foreign statutes and regulations. The FD&C Act and corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, advertising and other promotional practices involving drugs. FDA approval of an IND application must be obtained before clinical testing of drugs is initiated, and each clinical study protocol for such product candidates is reviewed by the FDA and IRB prior to initiation in the U.S. FDA approval also must be obtained before marketing of drugs in the U.S. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, provincial, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for ensuring the quality, identity, strength, and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its labeled shelf life.

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

One of the performance goals agreed to by the FDA under the PDUFA is to complete its review of 90% of standard new molecular entity, or NME, NDAs within ten months from the filing date and 90% of priority NME NDAs within six months from the filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the application sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the U.S. for this type of disease or condition will be recovered from sales of the product. XEN007 (active ingredient flunarizine), a drug we are evaluating for potential development in HM or AHC, has received orphan drug designation from the FDA for each indication. We have also received orphan drug designation from the FDA for XEN496 (active ingredient ezogabine), a drug we intend to begin Phase 3 development for the treatment of KCNQ2-DEE in 2020. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

If a product that has orphan designation subsequently receives the first FDA approval for such drug for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the same indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product for the same orphan indication as defined by the FDA, or if our product candidate is determined to be contained within the competitor’s product for the same orphan indication or disease. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar, but not identical, benefits, including up to ten years of exclusivity.

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

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in or are otherwise inconsistent with the product’s approved labeling (known as “off-label use”), and industry-sponsored scientific and educational activities. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Some third-party payers also require pre-approval or prior authorization of coverage for new or innovative drug therapies before they will reimburse healthcare providers who prescribe such therapies or patients who use such prescription drugs. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.

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

The Trump administration and Congress have made changes to current health care laws and may continue to attempt broad sweeping changes to existing health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and the pharmaceutical industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our result of operations. In particular, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid. We cannot predict how this decision or future decisions, including subsequent appeals, will impact our business, or what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Other Healthcare Laws and Compliance Requirements

In the U.S., the research, manufacturing, distribution, sale and promotion of drug products that we are developing are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with applicable health care fraud and abuse laws, such as the federal Anti-Kickback Statute, the federal False Claims Act, Stark law, and implementing regulations, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Other laws and regulations that may apply to prescription drug manufacturers include the Sunshine Act, prescription drug price reporting requirements, and various state transparency and reporting laws. All business activities of prescription drug manufacturers are also potentially subject to federal and state consumer protection and unfair competition laws.

The federal Anti-Kickback Statute prohibits any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. This statute can be applied broadly to include arrangements between pharmaceutical manufacturers on one hand and any referral source on the other, including prescribers, purchasers, and formulary managers. The term “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, and service fees, unless expressly exempted or protected by a safe harbor. Further, the statute has been interpreted to cover any arrangement where one purpose of the remuneration was to obtain remuneration in exchange for referral or to induce further referrals for an item or service. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain legitimate business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria of an applicable safe harbor for protection from liability under the federal Anti-Kickback Statute. The reach of the Anti-Kickback Statute was broadened by PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute such that the government does not need to prove that a person had the intent to specifically violate the statute in order to find a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs in at least some cases, and do not expressly provide for certain safe harbors or impose different requirements for safe harbor protection under applicable state laws.

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted or cause to be submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s label), and allegations as to misrepresentations with respect to the services rendered. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, provincial, state and third party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several new federal crimes, including healthcare fraud, and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

The Physician Payment Sunshine Act, or the Sunshine Act, requires applicable manufacturers and certain distributors of prescription drugs, among other products, that are available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership (including immediate family ownership) and investment interests in the entity. There are also an increasing number of state and local “sunshine” or transparency and reporting laws that require applicable manufacturers to make reports to states on pricing and marketing information. The U.S. federal government discloses the reported information on a publicly available website. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. These federal, state, and local laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

Because of the breadth of these health care laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, the curtailment or restructuring of our operations, and corporate integrity agreement, which impose certain compliance, certification and reporting obligations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country or if we contract with vendors or independent contractors outside of the U.S., we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-approval requirements, including safety surveillance, anti-corruption/anti-bribery laws,  anti-kickback laws, healthcare fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. While we are not aware of any current issues, we are unable to predict whether we will be subject to actions under applicable healthcare laws, or the impact of such actions on our business. However, the costs of defending such actions or claims, as well as any sanctions imposed, could result in a material adverse effect on our business or financial condition.

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

Employees

As of December 31, 2019, we had 104 employees, including 100 full-time employees. Of our employees, 73 were primarily engaged in research and development, 32 of whom hold a Ph.D. or M.D. (or equivalent) degree. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Research and Development

We have committed, and expect to continue to commit, significant resources to developing new product candidates. We have assembled an experienced research and development team with scientific and clinical development personnel. Our research and development expenses for the years ended December 31, 2019 and 2018 were $38.8 million and $23.6 million, respectively.

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

Corporate Information

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187 of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We have one wholly-owned subsidiary as at December 31, 2019, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. Our principal executive offices are located at 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on the Nasdaq Global Market under the symbol “XENE.”

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

We do not expect to have sustained profitability for the foreseeable future. We had net losses of $41.6 million for the year ended December 31, 2019 and an accumulated deficit of $249.7 million as of December 31, 2019, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2019, we incurred $38.8 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in November 2019, we entered into the November 2019 sales agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell up to $50.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agents. As of January 14, 2020, we had sold an aggregate of 3,252,330 common shares for net proceeds of $48.8 million, net of commissions paid, but excluding estimated transaction expenses. Additionally, in December 2019, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, we issued 1,408,847 common shares to Neurocrine Biosciences for an aggregate purchase price of $20.0 million. In January 2020, we completed an underwritten public offering of 3,750,000 of our common shares at a public offering price of $16.00 per share for net proceeds of $56.4 million, net of underwriting discounts and commissions, but before other offering expenses. In February 2020, the underwriters of the January 2020 public offering exercised their option to purchase an addtional 562,500 of our common shares at a public offering price of $16.00 per share, raising additional net proceeds of $8.5 million, net of underwriting discounts and commissions, but before other offering expenses. We are also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we have borrowed an aggregate principal amount of $15.5 million. Our loan pursuant to the amended and restated loan and security agreement is secured by substantially all of our assets except intellectual property and the agreement requires us to comply with various affirmative and negative covenants. The incurrence of additional indebtedness would result in increased fixed payment obligations and, potentially, the imposition of additional restrictive covenants. Such additional covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of December 31, 2019, approximately 8% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

Risks Related to Our Business

We, or our collaborators, may fail to successfully develop our product candidates.

Our and our collaborators’ clinical product candidates, which include XEN1101, XEN007, and NBI-921352 (previously known as XEN901 and being developed by our collaborator Neurocrine Biosciences), along with product candidates we expect to enter clinical development, which include XEN496, FX301 (being developed by Flexion Therapeutics, Inc.) and our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline in the market price of our common shares could result.

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

If more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Commonly used ASMs, among others, include phenytoin, levetiracetam, brivaracetam, cenobamate, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel and cannabidiol. The FDA has not yet approved any drug products specifically for the KCNQ2 developmental and epileptic encephalopathy indication (otherwise known as KCNQ2-DEE or EIEE7) or for the SCN8A developmental and epileptic encephalopathy indication (otherwise known as SCN8A-DEE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. There are other ASMs in development that could potentially compete with our products, including products in development from Eisai Co., Ltd., Insys Therapeutics Inc., Knopp Biosciences LLC, Marinus Pharmaceuticals, Inc., Ovid Therapeutics Inc., Praxis Bioresearch,  Sage Therapeutics, SK Life Science Inc., Sunovion Pharmaceuticals Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., UCB, Inc., Upsher-Smith Laboratories, Inc., and Zogenix, Inc.

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics, gabapentin, and pregabalin. We are also aware of development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Amgen Inc., AstraZeneca PLC, Biogen Inc., Bristol-Myers Squibb Company, Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, H. Lundbeck A/S, Merck, NeuroQuest Inc., Newron Pharmaceuticals SpA, Vertex Pharmaceuticals Inc., Voyager Therapeutics, Inc. and Chromocell Corporation in collaboration with its partner Astellas Pharma Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors, and Nav1.8 inhibitors.

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

If we are not successful in discovering, acquiring or in-licensing product candidates in addition to XEN496, XEN1101 and XEN007, our ability to expand our business and achieve our strategic objectives may be impaired.

We have built a product development pipeline by identifying product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies. To date, our internal discovery efforts have yielded multiple development candidates, including XEN901, which we licensed to Neurocrine Biosciences and is now known as NBI-921352, and XEN402, which has been acquired by Flexion to use in its product candidate FX301. Both our internal discovery efforts and our assessment of potential acquisition or in-licensing opportunities require substantial technical, financial and human resources, regardless of whether we identify any viable product candidates.

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

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations and/or business.

Our business could be adversely impacted by the effects of the coronavirus (COVID-19) outbreak originating in China, or by other epidemics. Our supply chain for raw materials, drug substance or drug product is worldwide, including China, and accordingly could be subject to disruption.  There may be restrictions on the export or shipment of raw materials, drug substance or drug product that could materially delay our business or clinical trials.

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 2b XEN1101 (X-TOLE) clinical trial, which includes investigative sites in North America and Europe. A health epidemic or other outbreak, including the current COVID-19 outbreak, may materially and adversely affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross income and gross assets, we believe that we were a PFIC for the taxable year ended December 31, 2018, and we could be a PFIC in subsequent years. Based on the price of our common shares and the composition of our gross income and gross assets, we do not believe we were a PFIC for the taxable year ended December 31, 2019.  Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for future taxable years.

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

In addition, if we are or become a PFIC (or our PFIC status is uncertain), it may deter certain U.S. investors from purchasing our common shares, which could have an adverse impact on the market price of our common shares.

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

XEN496 targets an ultra-orphan indication of KCNQ2-DEE and the FDA has indicated that a single, small pivotal trial may be sufficient to demonstrate effectiveness and safety in KCNQ2-DEE provided that no new or unexpected safety issues arise during drug development. However, other regulatory authorities may require additional data. Further, even though we believe the safety and efficacy profile of ezogabine, the active ingredient in XEN496, in pediatric patients with KCNQ2-DEE generated to date by others appears promising based on published clinical case reports, we do not yet know if the pediatric-specific formulation of XEN496 will have the same or similar safety, pharmacokinetic and/or efficacy profile in pediatric patients with KCNQ2-DEE as the original formulation of ezogabine. If we are unable to replicate the published clinical case reports, due to the new formulation or any other factors, the clinical development of XEN496 may not be successful and the FDA or other regulatory authorities may require additional data in more patients or we may not be able to generate sufficient data for approval in this patient population.

Clinical trials may fail to demonstrate adequately the safety and efficacy of our or our collaborators’ product candidates, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our products, we or our collaborators must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved as products.

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. Related to our collaboration with Genentech and our agreement with Flexion, clinical trials for pain are inherently difficult to conduct. The primary measure of pain is based on subjective patient feedback, which can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, from patient to patient, and from site to site within a clinical study. The placebo effect also tends to have a more significant impact in pain trials.

If our or our collaborators’ product candidates are not shown to be both safe and effective in clinical trials, such product candidates will be unable to obtain regulatory approval or be successfully commercialized. In such case, we would need to develop other compounds and conduct associated pre-clinical testing and clinical trials, as well as potentially seek additional financing, all of which would have a material adverse effect on our business, growth prospects, operating results, financial condition and results of operations.

We or our collaborators may find it difficult to enroll patients in our clinical studies, including for ultra-orphan, orphan or niche indications, which could delay or prevent clinical studies of our product candidates.

We or our collaborators may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete clinical studies in a timely manner, or at all. Patient enrollment for clinical trials for ultra-orphan, orphan and niche indications and for more prevalent conditions is affected by factors including:

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

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE, other early infantile epileptic encephalopathies, or EIEEs, alternating hemiplegia of childhood, or AHC, and hemiplegic migraine, or HM, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our or our collaborators’ clinical trials. This means that we or our collaborators will generally have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we or our collaborators’ experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether. Even if we or our collaborators’ are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our or our collaborators’ product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

The FDA has not yet approved any drug products specifically for AHC, KCNQ2-DEE or SCN8A-DEE, and the clinical endpoints required to obtain approval are not well defined.

Given the nature of some of the rare diseases we and our collaborators are seeking to treat, we or our collaborators may have to devise novel clinical endpoints to be tested in studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity or the adequacy of the chosen endpoints, or our or our collaborators’ interpretation of the clinical data, and therefore denying approval. Negotiating the appropriate endpoints to use with FDA or similar regulators may be costly and time-consuming, and may delay clinical trials. In post-Phase 1 trials, given the illness of the subjects in our and our collaborators’ studies and the nature of the subjects’ rare diseases, we or our collaborators may also be required or choose to conduct certain studies on an open-label basis. Additionally, we or our collaborators may elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results, or result in statistical penalties being applied to the data, and potentially result in denial of approval.

If we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.

Although we may file intellectual property to protect XEN007 and additional intellectual property to protect XEN496, these product candidates are not currently covered by any issued patents and we may have to rely solely on orphan drug designation to gain market exclusivity for these product candidates. Currently, this designation provides market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for potential development in HM or AHC, has received orphan drug designation from the FDA for each indication. We have also received orphan drug designation from the FDA for XEN496, a drug we intend to begin Phase 3 development for the treatment of KCNQ2-DEE in 2020. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position. Further, not all jurisdictions, such as Canada, have orphan drug designations. Neither orphan drug designation, nor rare pediatric disease, or RPD, designation gives the drug any advantage in the regulatory review or approval process.

Although the FDA has granted RPD designation to XEN007 for the treatment of AHC, we may not be able to realize any value from such designation.

Our product candidate XEN007 has received RPD designation from the FDA for the treatment of AHC. The FDA defines a "rare pediatric disease" as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's RPD priority review voucher program, upon the approval of a new drug application, NDA, or a biologics license application, BLA, for the treatment of an RPD, the sponsor of such application would be eligible for a priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance we will receive a RPD priority review voucher or that use of the priority review voucher will result in a faster review or approval for a subsequent marketing application. It is possible that even if we obtain approval for XEN007 and qualify for such a priority review voucher, the program may no longer be in effect at the time of XEN007 approval. Also, although priority review vouchers may be freely sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a priority review voucher to a third party.  We may not be able to receive approval of an NDA for XEN007 for AHC prior to October 1, 2022 after which Congress must further reauthorize the program for priority review vouchers. RPD Designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

Results of pre-clinical studies and/or earlier clinical trials may not be predictive of the results of later clinical trials and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, Health Canada or foreign regulatory authorities.

The results of pre-clinical studies, either generated by us, such as for XEN901 (which we licensed to Neurocrine Biosciences and is now known as NBI-921352) or XEN402 (which we sold to Flexion and is now known as FX301), or by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, such as for XEN1101, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, NBI-921352 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical models may not be predictive of clinical efficacy due to its novel molecular mechanism.

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

As product candidates are developed through pre-clinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results, to extend patent protection and/or to target different populations. For example, XEN496 is a pediatric-specific formulation of ezogabine and we have also developed a pediatric formulation for NBI-921352 that was included in the license to Neurocrine Biosciences. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with formulations previously tested in adults. Unexpected changes in the performance of a new formulation may affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our or our collaborators’ ability to commence product sales and generate revenue.

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

Regulatory authorities in countries outside of the U.S., Canada and the EU also have their own requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with such foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our current and any future products, in certain countries.

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

In addition, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA and other foreign regulators do restrict manufacturer’s communications on the subject of off-label use of their products.

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

Our and our collaborators’ target patient populations in orphan and niche indications, such as KCNQ2-DEE, and SCN8A-DEE, and other potential target patient populations, such as AHC, are relatively small. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the pricing, coverage and reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement pricing, coverage and reimbursement strategies for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The Trump administration and Congress, through legislation, executive orders and other measures, has taken action to repeal and replace certain provisions of the PPACA and a recent court decision has called into question the enforceability of the PPACA. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration has continued to pursue additional drug price control measures that could be enacted during the budget process or in other future legislation. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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

In most foreign countries, particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies.

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

We have no control over the resources, time and effort that our collaborators may devote to our programs and limited access to information regarding or resulting from such programs. We are dependent on our collaborators, including Neurocrine Biosciences, Flexion, Genentech and Merck, to fund and conduct the research and any clinical development of product candidates under our agreements with each of them, and for the successful regulatory approval, marketing and commercialization of one or more of such products or product candidates. Such success will be subject to significant uncertainty.

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

We depend on our collaborative relationship with Neurocrine Biosciences to further develop and commercialize NBI-921352, and if our relationship is not successful or is terminated, we may not be able to effectively develop and/or commercialize NBI-921352, which could have a material adverse effect on our business.

We depend on Neurocrine Biosciences to collaborate with us to develop and commercialize NBI-921352. Under the agreement and subject to input from the joint steering committee, Neurocrine Biosciences controls all decision-making with respect to the clinical development and commercialization for NBI-921352.

As a result of our collaboration with Neurocrine Biosciences, the eventual success or commercial viability of NBI-921352 is largely beyond our control. The financial returns to us, if any, depend in large part on the achievement of development and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in part on Neurocrine Biosciences’ performance under the agreement.

We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Neurocrine Biosciences, including:

•	adverse decisions by Neurocrine Biosciences regarding the development and commercialization of NBI-921352;
•	possible disagreements as to the timing, nature and extent of development plans, including clinical trials or regulatory approval strategy;
•	loss of significant rights if we fail to meet our obligations under the agreement;

•	changes in key management personnel at Neurocrine Biosciences, including in members of the joint steering committee; and
•	possible disagreements with Neurocrine Biosciences regarding the agreement, for example, with regard to ownership of intellectual property rights.

If either we or Neurocrine Biosciences fail to perform our respective obligations, any clinical trial, regulatory approval or development progress could be significantly delayed or halted, could result in costly or time-consuming litigation or arbitration and could have a material adverse effect on our business.

Decisions by Neurocrine Biosciences to emphasize other drug candidates currently in its portfolio ahead of our product candidates, or to add competitive agents to its portfolio could result in a decision to terminate the agreement, in which event, among other things, we may be responsible for paying any remaining costs of all ongoing or future clinical trials.

Any of the above discussed scenarios could adversely affect the timing and extent of the development and commercialization activities related to NBI-921352, which could materially and adversely impact our business.

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

If any of our existing collaboration agreements is terminated, or if we determine that entering into other product collaborations is in our best interest but we either fail to enter into, delay in entering into or fail to maintain such collaborations:

•	the development of certain of our current or future product candidates may be terminated or delayed;
•	our cash expenditures related to development of our product candidates would increase significantly and we may need to seek additional financing sooner than expected;
•	we may be required to hire additional employees or otherwise develop expertise, such as clinical, regulatory, sales and marketing expertise, some of which we do not currently have;
•	we will bear all of the risk related to the development of any such product candidates; and
•	the competitiveness of any product that is commercialized could be reduced.

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

Our commercial success will depend, in large part, on our ability to obtain and maintain patent and other intellectual property protection with respect to our product candidates. We evaluate our global patent portfolio in the ordinary course of business to enhance patent protection in areas of our strategic focus and in key markets for our potential products and may abandon existing patents or patent applications related to terminated development programs or areas of low strategic importance. Patents might not be issued or granted with respect to our patent applications that are currently pending, and issued or granted patents might later be found to be invalid or unenforceable, be interpreted in a manner that does not adequately protect our current product or any future products, or fail to otherwise provide us with any competitive advantage. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. Consequently, patents may not issue from our pending patent applications, or we may end up with patent claims of different scope in different jurisdictions. As such, we do not know the degree of future protection that we will have on our proprietary products and technology, if any, and a failure to obtain adequate intellectual property protection with respect to our product candidates and proprietary technology could have a material adverse impact on our business.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. The USPTO and various non-US governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with respect to the patents and patent applications that we own, and we rely upon our licensors or our other collaborators to effect compliance with respect to the patents and patent applications that we license. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S. and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, broken priority, lack of written description, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees, sublicensees, licensors or other collaborators. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently the rights relating to the patent portfolio for XEN901 (now known as NBI-921352), other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors are held by Neurocrine Biosciences, some of the rights relating to the patent portfolio for novel Nav1.7 inhibitors are held by Genentech and the rights to the patent portfolio for XEN402 were sold to Flexion (now known as FX301).

If any current or future licensee, sublicensee, licensor or other collaborators with rights to prosecute, assert or defend patents related to our product candidates fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

Interference proceedings, derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, post-grant review, and opposition proceedings provoked by third parties or brought by the USPTO or any foreign patent authority may be used to challenge inventorship, ownership, claim scope, or validity of our patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees.

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

Defending against claims of patent infringement, misappropriation of trade secrets or other violations of intellectual property rights could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. Claims that our product candidates or the sale or use making, offering to sell, or importing, of our future products infringe, misappropriate or otherwise violate third-party intellectual property rights could therefore have a material adverse impact on our business.

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

If Neurocrine Biosciences, Flexion, Genentech, Merck or other collaborators license or otherwise acquire rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be legally developed or commercialized in a country without the third-party intellectual property right or, where it is decided that it would be useful to acquire such third-party right to develop or commercialize the product, they are eligible under our collaboration agreements to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business.

Under our existing license and other agreements, including those associated with our XEN1101 and XEN007 programs, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential milestone payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part, or convert an exclusive license to a non-exclusive license. Generally, the loss of any one of our current licenses, or license exclusivity, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more U.S. patents may be eligible for limited patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during clinical testing of the product and the subsequent FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than five years, or even less than we request if that number is less than five years.

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

•

federal civil and criminal false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower, or qui tam actions, as well as civil monetary penalty laws can impose criminal and civil penalties, assessment, and exclusion from participation for various forms of fraud and abuse involving the federal health care programs, such as Medicare and Medicaid;

•	HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•

the federal Open Payments program which requires applicable manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to: certain payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals and ownership or investment interests held by such healthcare professionals and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the collection, export, privacy, use and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

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

We are a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

We are a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, two years of audited financial statements in our annual reports.

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

Effective December 31, 2019, we are no longer an emerging growth company which will increase our costs and demands on management and could harm our operating results and our ability to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.

Prior to our loss of emerging growth company status, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption and we expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. We are also required to obtain an independent assessment of the effectiveness of our internal controls which could detect problems that our management’s assessment might not. Going forward, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements, investors may lose confidence in our reported financial information, which could cause the market price of our common shares to decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation.

Future sales and issuances of our common shares, preferred shares, or rights to purchase common shares, including warrants or pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common shares to fall.

As of December 31, 2019, stock options to purchase 3,534,236 of our common shares with a weighted-average exercise price of $7.90 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. During the year ended December 31, 2018, certain funds affiliated with BVF Partners L.P. exercised their conversion rights to convert 1,852,000 Series 1 Preferred Shares into the same number of common shares. The exercise of any of these stock options or warrant or conversion of the remaining Series 1 Preferred Shares would result in dilution to current shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Our management team has broad discretion as to the use of the net proceeds from public and private equity and debt financings and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our shareholders disagree.

We have broad discretion in the application of any net proceeds we have received pursuant to our January 2020 public offering of common shares, our November 2019 “at-the-market” equity offering program with Jefferies and Stifel and our sale of common shares to Neurocrine Biosciences in December 2019, as well as the net proceeds to us from previous equity and debt financings, including the net proceeds we received pursuant to our 2018 “at-the-market” equity offering programs, the net proceeds from our August 2018 amended and restated loan and security agreement, pursuant to which we have borrowed an aggregate of $15.5 million of principal and the net proceeds from our September 2018 public offering of common shares. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Our headquarters are located in Burnaby, British Columbia, where we occupy approximately 41,332 square feet of office and laboratory space. The term of the lease expires in March 2022. We currently pay an aggregate of approximately $105,084 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $68,743.

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

Market Information

Our common shares have been traded on the Nasdaq Global Market since November 5, 2014 under the symbol “XENE.” On March 5, 2020, the last reported sale price of our common shares was $15.38 per share.

Holders

As of March 5, 2020, there were approximately 149 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Performance Graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201(e) of Regulation S-K.

Recent Sales of Unregistered Securities

None.

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

Overview

We are a clinical stage biopharmaceutical company committed to developing innovative therapeutics to improve the lives of patients with neurological disorders. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy.

Proprietary Programs

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. A Phase 2b randomized, double-blind, placebo-controlled, multicenter clinical trial (called the X-TOLE study) is underway to evaluate the clinical efficacy, safety and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. Patient enrollment for this XEN1101 Phase 2b clinical trial is ongoing in the United States, Canada and Europe. Long term six-and nine-month toxicology studies have now been completed, providing support for the 12-month open label extension for patients enrolled in the Phase 2b clinical trial. The clinical trial protocol includes an option to conduct an interim analysis. Depending upon the rate of enrollment, top-line results are anticipated in the second half of 2020. We also continue to explore the development of XEN1101 in other neurological indications;

•

XEN496 (active ingredient ezogabine) is a Kv7 potassium channel modulator being developed by Xenon. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation, or ODD, for XEN496 as a treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. The FDA previously indicated that it is acceptable to study XEN496 in infants and children up to four years old, and that a single, small pivotal trial may be considered adequate in order to demonstrate XEN496’s efficacy in KCNQ2-DEE, provided the study shows evidence of a clinically meaningful benefit in patients with the intended indication. In December 2019, we filed an IND application with the FDA related to a pharmacokinetic, or PK, study testing our proprietary pediatric formulation of ezogabine (XEN496) in healthy adult volunteers.  In January 2020, we received permission to proceed with the study, which is now ongoing and expected to be completed in the first quarter of 2020. In parallel, we are corresponding with the FDA regarding the Phase 3 clinical trial design and we expect feedback early in the second quarter of 2020. A Phase 3 clinical trial in KCNQ2-DEE is expected to start in 2020; and

•

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel modulator that modulates Cav2.1 and T-type calcium channels. Other reported mechanisms include dopamine, histamine and serotonin inhibition. A physician-led, Phase 2 proof-of-concept study has recently been initiated to examine the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant childhood absence epilepsy. Results from this Phase 2 investigator-led proof-of-concept study are expected in 2020. Depending on the results from the study, CAE may represent a potential orphan indication for future development of XEN007.

Partnered Programs

•

In December 2019, we entered into a license and collaboration agreement with Neurocrine Biosciences, Inc., or Neurocrine Biosciences, to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a clinical stage selective Nav1.6 sodium channel inhibitor for epilepsy. In addition, Neurocrine Biosciences gained an exclusive license to pre-clinical compounds for development, including selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors. The agreement also included a multi-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors. Neurocrine Biosciences anticipates filing an IND application with the FDA in mid-2020 in order to start a Phase 2 clinical trial in SCN8A-DEE developmental and epileptic encephalopathy patients in the second half of 2020. We are eligible to receive up to $25 million upon the FDA acceptance of an IND for NBI-921352, with 55% of the amount in the form of an equity investment in our common shares at a 15% premium to our 30-day trailing volume weighted average price at that time; and

•

In September 2019, we entered into an agreement with Flexion Therapeutics, Inc., or Flexion, that provides Flexion with the global rights to develop and commercialize XEN402, a Nav1.7 inhibitor. Flexion’s pre-clinical program, known as FX301, consists of XEN402 formulated for extended release from a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for control of post-operative pain. Flexion has indicated that it anticipates initiating FX301 clinical trials in 2021.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For the year ended December 31, 2019, we recognized revenue of $6.8 million, consisting primarily of funding and payments from our collaborators. We did not recognize any revenue for the year ended December 31, 2018. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $41.6 million for the year ended December 31, 2019 and an accumulated deficit of $249.7 million as of December 31, 2019, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

Recent Developments

In January 2020, we entered into an underwriting agreement with Jefferies, Stifel and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed on January 27, 2020 and the closing relating to the underwriters’ exercise in full of their option to purchase additional common shares was held on February 14, 2020. We sold an aggregate of 4,312,500 common shares for net proceeds of $64.9 million, net of underwriting discounts and commissions, but before offering expenses.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. We have not generated any significant royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. Over our history, we have entered into several collaboration agreements and our current collaboration and licensing agreements are described in “Business – Strategic Alliances” and “Note 13” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Neurocrine Biosciences:
Recognition of the transaction price	$2,881	$—
Research and development services	448	—
Flexion:
Recognition of upfront payment	3,000	—
Milestone payment	500	—
Total collaboration revenue	6,829	—

Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment, is the transaction price of the arrangement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to XEN901 with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs. In the year ended December 31, 2019, we recognized $2,881 of transaction price allocated to performance obligations (i) and (ii). These performance obligations are being recognized over a ten month period from December 2019 to September 2020 which is the expected period to complete the delivery of the licenses and transfer of the relevant technology and know-how. Research and development services are recognized into revenue at fair market value as the services are rendered.

Pursuant to the terms of our agreement with Flexion, we received an upfront payment of $3.0 million. We determined that the deliverables under this agreement should be considered a single performance obligation. As a result, the upfront payment was fully recognized as revenue in September 2019 upon the transfer of the global rights to develop and commercialize XEN402. In addition, we are also eligible for various milestone payments, of which $0.5 million for the initiation of the first GLP toxicology study was recognized as revenue in September 2019 as the outcome is considered highly probable of occurring.

As our other internal and partnered products are in various stages of clinical and pre-clinical development, we do not expect to generate any revenue from product sales for at least the next several years. We expect that any revenue for the next several years will be derived from milestone payments and research and development funding under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

As of December 31, 2019, we have recorded $30.5 million of deferred revenue from upfront payments received under our license and collaboration agreement with Neurocrine Biosciences.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$38,845	$23,634
General and administrative	10,803	8,406
Buy-out of future milestones and royalties	—	6,000
Total operating expenses	$49,648	$38,040

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

Our primary sources of revenue are derived from non-refundable upfront payments, funding for research and development services, milestone payments, and royalties under various collaboration agreements.

In contracts where we have more than one performance obligation to provide our customer with goods or services, each performance obligation is evaluated to determine whether it is distinct. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative standalone selling prices. The estimated standalone selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold on a standalone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if selling price on a standalone basis is not available. We generally recognize revenue from non-refundable upfront payments over the estimated term of the performance obligation or period in which the underlying benefit is transferred to the customer. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred to our customer for the related goods or services. Consideration in exchange for research and development services performed by us on behalf of the licensee is recognized upon performance of such activities at rates consistent with prevailing market rates. Consideration associated with at-risk substantive performance milestones, including sales-based milestones, is recognized as revenue when we determine it is probable that a significant reversal of the cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones, and if necessary, adjust our estimate of the overall transaction price. Sales-based royalties received in connection with licenses of intellectual property are subject to a specific exception in the revenue standards, whereby the consideration is not included in the transaction price and recognized in revenue until the customer’s subsequent sales or usages occur.

Research and development costs:

Research and development costs is a critical accounting estimate due to the magnitude of and the many assumptions that are required to calculate third-party accrued and prepaid research and development expenses.

We incur development activity costs, such as pre-clinical costs, manufacturing costs and clinical trial costs paid to contract research organizations, investigators and other vendors who conduct certain product development activities on our behalf. The amount of expenses recognized in a period related to service agreements is based on estimates of the work performed using an accrual basis of accounting. These estimates are based on patient enrollment

, services provided and goods delivered, contractual terms and experience with similar contracts. We monitor these factors and adjust our estimates accordingly.

Stock-based compensation:

Stock-based compensation is a critical accounting estimate due to the magnitude of and the many assumptions that are required to calculate stock-based compensation expense.

We grant stock options to employees, directors and officers pursuant to our stock option plans. Compensation expense is recorded using the fair value method. We calculate the fair value of stock options using the Black-Scholes option-pricing model which requires that certain assumptions, including the expected life of the option and expected volatility of the stock, be estimated at the time that the options are granted. The expected volatility is based on the historical volatility of our common shares calculated based on a period of time commensurate with the expected term assumption. The expected term of our stock options has been determined utilizing our available historical data and we recognize forfeitures as they occur. We amortize the fair value of stock options using the straight-line method over the vesting period of the options.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)
Revenue	$6,829	$—	$6,829
Research and development expenses	38,845	23,634	15,211
General and administrative expenses	10,803	8,406	2,397
Buy-out of future milestones and royalties	—	6,000	(6,000)
Other:
Interest income	2,353	1,216	1,137
Interest expense	(1,434)	(1,394)	(40)
Foreign exchange gain (loss)	282	(701)	983
Gain on termination of collaboration agreement	—	4,398	(4,398)
Loss before income taxes	$(41,618)	$(34,521)	$(7,097)

Revenue

We recognized revenue of $6.8 million for the year ended December 31, 2019, whereas no revenue was recognized for the year ended December 31, 2018. In 2019, we recognized revenue of $3.5 million in connection with our agreement with Flexion. Also in 2019, we recognized $2.9 million in connection with the transfer of licenses and related technology and know-how under our license and collaboration agreement with Neurocrine Biosciences as well as $0.4 million for research and development services.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2019 and 2018 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)
XEN496 expenses	$4,052	$1,469	$2,583
XEN901 expenses (now known as NBI-921352)	8,922	5,363	3,559
XEN1101 expenses	16,254	7,883	8,371
Pre-clinical, discovery and other program expenses	9,617	8,919	698
Total research and development expenses	$38,845	$23,634	$15,211

Research and development expenses were $38.8 million for the year ended December 31, 2019, compared to $23.6 million for the year ended December 31, 2018. The increase of $15.2 million was primarily attributable to increased spending on our clinical development product candidates and, to a lesser extent, increased spending on our pre-clinical, discovery and other internal program expenses. Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences entered into in December 2019, Neurocrine Biosciences will fund all future clinical developments costs associated with the development of product candidates under the collaboration including XEN901, now known as NBI-921352, with the exception of a portion of certain near term manufacturing costs.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2019 and 2018 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)
General and administrative expenses	$10,803	$8,406	$2,397

General and administrative expenses were $10.8 million for the year ended December 31, 2019, compared to $8.4 million for the year ended December 31, 2018. The increase of $2.4 million was primarily attributable to increased salaries and benefits, legal expenses for intellectual property protection, business development expenses and recruitment fees.

Other Operating Expenses

The following table summarizes other operating expenses for the years ended December 31, 2019 and 2018 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)
Buy-out of future milestones and royalties	$—	$6,000	$(6,000)

Other operating expenses decreased by $6.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease is due to a one-time payment of $6.0 million to Bausch Health made in September 2018 for the buy-out of all future milestone payments and royalties owed to Bausch Health with respect to the XEN1101 program.

Other Income

The following table summarizes our other income for the years ended December 31, 2019 and 2018 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2019 vs. 2018
	2019	2018	Increase/(Decrease)
Other income:	$1,201	$3,519	$(2,318)

Other income decreased by $2.3 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in other income was primarily driven by a $4.4 million gain on the termination of the collaboration agreement with Teva in March 2018, partially offset by a change in foreign exchange gains and losses and interest income earned on our cash and investment balances. We recorded a foreign exchange gain of $0.3 million for the year ended December 31, 2019 as compared to a $0.7 million foreign exchange loss for the same period in 2018, largely due to a 5% increase as compared to an 8% decrease in the value of the Canadian dollar, respectively. We also recognized an increase of $1.1 million in interest income as a result in an increase in our average cash and investment balances for the year ended December 31, 2019 as compared to the same period in 2018.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and, to a lesser extent, government funding. As of December 31, 2019, we had cash and cash equivalents and marketable securities of $141.4 million.

We have incurred significant operating losses since inception. We had a $41.6 million net loss for the year ended December 31, 2019 and an accumulated deficit of $249.7 million from inception through December 31, 2019. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, we entered into an underwriting agreement with Jefferies LLC, or Jefferies, Stifel, Nicolaus & Company, Incorporated, or Stifel and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed in January 2020 and the underwriters’ option was exercised in full in February 2020. We issued an aggregate of 4,312,500 common shares and raised total net proceeds of $64.9 million, net of underwriting discounts and commissions, but before offering expenses. In December 2019, pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and we issued 1,408,847 common shares to Neurocrine Biosciences for an aggregate purchase price of $20.0 million. Further, in November 2019, we entered into an at-the-market equity offering sales agreement, or the Sales Agreement, with Jefferies and Stifel, to sell our common shares having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agent. As of January 14, 2020, we had sold an aggregate of 3,252,330 common shares for net proceeds of $48.8 million, net of commissions paid, but excluding estimated transaction expenses. In addition, during the year ended December 31, 2018, we raised $103.2 million, net of commissions paid, but excluding estimated transaction expenses through a combination of “at-the-market” equity offerings and an underwritten public offering, selling an aggregate of 9,540,000 common shares. During the year ended December 31, 2018, we also entered into an amended and restated loan and security agreement with Silicon Valley Bank, or the Bank, providing for a term loan to us with an aggregate principal amount of $15.5 million.

Except for any obligations of our collaborators to make milestone payments and research and development funding under our agreements with them, we do not have any committed external sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaboration agreements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(4,632)	$(34,724)
Net cash used in investing activities	(66,291)	(28,987)
Net cash provided by financing activities	27,518	111,591

Operating Activities

Net cash used in operating activities totaled $4.6 million in 2019 as compared to $34.7 million in 2018. The decrease in cash used in operating activities was primarily related to the $30.0 million upfront cash consideration received in December 2019 under the license and collaboration agreement with Neurocrine Biosciences and the associated premium of $3.3 million on the equity investment in our common shares, the one-time payment in September 2018 of $6.0 million to Bausch Health for the buy-out of all future milestone payments and royalties owed to Bausch Health with respect to the XEN1101 program, and the $3.0 million upfront consideration received in September 2019 under the agreement with Flexion, partially offset by an increase in research and development expenses for the year ended December 31, 2019 compared to the same period in 2018.

Investing Activities

Net cash used in investing activities totaled $66.3 million in 2019 as compared to net cash used in investing activities of $29.0 million in 2018. The change in cash used in investing activities was driven by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

Net cash provided by financing activities totaled $27.5 million in 2019 as compared to $111.6 million in 2018. The decrease in cash provided by financing activities was driven by a decrease in net proceeds from the issuance of common shares as well as net proceeds of $8.5 million under the second tranche of our loan in June 2018.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of December 31, 2019 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Operating leases (1)	$1,411	$650	$761	$—	$—
Term loan (2)	$15,500	$4,650	$10,850	$—	—
Total contractual obligations	$16,911	$5,300	$11,611	$—	$—

(1)	Represents future minimum lease payments under an operating lease in effect as of December 31, 2019 for our current facility in Burnaby, British Columbia, Canada.

(2)

Excluding expected interest payments of $0.7 million (less than one year) and $0.5 million (one to three years), based on the prime rate plus 0.5% margin at December 31, 2019. Also excluded is the final payment fee of $1.0 million which represents 6.5% of the principal amount.

Term Loan

In August 2018, we entered into an amended and restated loan and security agreement with the Bank, or Amended and Restated Loan Agreement, providing for a term loan, or Term Loan, to us with an aggregate principal amount of $15.5 million, which was used to repay in full outstanding borrowings of $12.0 million under a prior loan agreement with the Bank and a payment of $0.5 million, which represented the current portion of the final payment fee due under such prior loan agreement, as well as for working capital and other general corporate purposes, including the advancement of our clinical development programs.

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

We may prepay all, but not less than all, of the Term Loan subject to a prepayment fee of $0.3 million, which represents the deferred portion of the final payment fee due under the Modified Loan Agreement, plus 3.0% if prepaid prior to the first anniversary of the effective date of the Amended and Restated Loan Agreement, 2.0% if prepaid on or after the first anniversary, but prior to the second anniversary, or 1.0%, if prepaid on or after the second anniversary but prior to the maturity date. As security for our obligations under the Amended and Restated Loan Agreement, we granted the Bank a first priority security interest on substantially all of our assets except our intellectual property and subject to certain other exceptions.

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

Other Commitments

The contractual obligations table above excludes the following material contractual commitments:

In August 2015, we entered into a priority access agreement with Medpace Inc., or Medpace, for the provision of certain clinical development services. Under the terms of the agreement, we committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement. In consideration for priority access to Medpace resources and preferred service rates, we committed to $7.0 million of services over the term of the agreement, $3.0 million of services have been received to date and $4.0 million remains committed as at December 31, 2019. If we do not meet the commitment to retain Medpace for $7.0 million of services during the term of the agreement, we agreed to give Medpace the exclusive right to perform all of our subsequent outsourced clinical development work until such $7.0 million commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If we decide not to retain Medpace for the provision of clinical development services, we may satisfy our obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion of the $7.0 million minimum commitment.

In March 2017, we entered into a license, manufacture and supply agreement with a pharmaceutical contract manufacturing organization for the access and use of certain regulatory documents as well as for the manufacture and supply of clinical and commercial drug product to support the development of XEN007. Under the terms of the agreement, we will be required to pay a low single-digit percentage royalty on net sales of any products developed and commercialized under the agreement.

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to an asset purchase agreement. 1st Order previously acquired 1OP2198 from an affiliate of Bausch Health, and assumed certain financial responsibilities under that agreement. In September 2018, we entered into a milestone and royalty buy-out agreement with Bausch Health under which all potential clinical development, regulatory and sales-based milestones and royalties on commercial sales with respect to XEN1101 that may become owed to Bausch Health under the asset purchase agreement were terminated in exchange for a one-time payment of $6.0 million which was expensed in the period. Future potential payments to 1st Order include $0.5 million in clinical development milestones, up to $6.0 million in regulatory milestones, and $1.5 million in other milestones that may be payable pre-commercially. There are no royalty obligations to 1st Order.

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

In July 2018, we amended our collaborative research and license agreement with Genentech to provide us with greater flexibility in developing additional compounds that target Nav1.6. Pursuant to the amendment, we obtained a non-exclusive, irrevocable, perpetual, world-wide, sublicensable license under the know-how forming part of the Genentech intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make, use, sell, offer for sale, and import compounds from our Nav1.6 program that are above a certain potency on Nav1.7 and were conceived prior to a certain date and products containing those compounds. Our license from Genentech includes commercialization rights but we are restricted from developing or commercializing our Nav1.6 compounds below a certain potency on Nav1.7 and conceived prior to a certain date in the field of epilepsy and any of our Nav1.6 compounds conceived prior to a certain date, regardless of their potency on Nav1.7, in the field of pain. In exchange for the rights granted to us under this amendment, Genentech is eligible to receive a low single-digit percentage, tiered royalty on net sales of our Nav1.6 compounds conceived prior to a certain date, including XEN901 (now known as NBI-921352), for a period of ten years from first commercial sale on a country-by-country basis. In accordance with our license and collaboration agreement with Neurocrine Biosciences, we remain solely responsible for all payments to Genentech with respect to certain Nav1.6 compounds, including NBI-921352, licensed to Neurocrine Biosciences. Pursuant to the amendment, we granted Genentech a royalty-free, non-exclusive, world-wide license under our Nav1.6 intellectual property to make, use, sell, offer for sale and import compounds below a certain potency on Nav1.7 and products containing those compounds for all uses and indications except epilepsy.

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

Outstanding Share Data

As of March 5, 2020, we had 34,956,272 common shares issued and outstanding and outstanding stock options to purchase an additional 3,439,693 common shares. In addition, as of March 5, 2020, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 11d to our consolidated financial statements included in Part II, Item 8 of this report.

2019 Inducement Equity Incentive Plan

In September 2019, our board of directors adopted the 2019 Inducement Equity Incentive Plan, or the Inducement Plan, and, subject to the adjustment provisions of the Inducement Plan, reserved 400,000 of our common shares for issuance pursuant to equity awards granted under the Inducement Plan.

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

In accordance with the applicable Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously serving as our employees or non-employee directors (or following such individuals’ bona fide period of non-employment with us), as an inducement material to the individuals’ entry into employment with us, or, to the extent permitted by the applicable Nasdaq Listing Rules, in connection with a merger or acquisition.

Recent Accounting Pronouncements

In November 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer. These amendments clarify that companies must measure and classify share-based payment awards to a customer following the guidance in Topic 718. A company will classify awards as liabilities or equity following the guidance in Topic 718, and measure them at their grant-date fair value. The awards will be recorded as a reduction to revenue or an expense based on the guidance in Topic 606. If a company intends to provide an award to a customer and the grant date has not occurred, the transaction price guidance in Topic 606 should be followed to estimate the fair value of the award. A company must adjust the fair value estimate each reporting date until a grant date is achieved and recognize changes in the grant-date fair value of an award as a result of changes in the expected outcome of a service or a performance condition as a reduction in the transaction price. If the terms of the award are modified after the grantee vests in the award and is no longer a customer, the award may be subject to other guidance. These amendments will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  These amendments market targeted improvement to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes certain improvements to the codification. These amendments will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 301 of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Consolidated Financial Statements

Year ended December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xenon Pharmaceuticals Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company has changed its accounting policies for leases due to the adoption of ASU 2016-02 – Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Vancouver, Canada
March 9, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Xenon Pharmaceuticals Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Xenon Pharmaceuticals Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 9, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada

March 9, 2020

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$24,755	$67,754
Marketable securities	116,603	51,552
Accounts receivable	813	151
Prepaid expenses and other current assets	2,695	1,875
	144,866	121,332
Operating lease right-of-use asset (note 8)	933	—
Property, plant and equipment, net (note 7)	1,660	991
Deferred tax assets (note 15)	238	105
Total assets	$147,697	$122,428

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 9)	8,818	4,119
Deferred revenue (note 13)	29,743	—
Operating lease liability (note 8)	168	—
Term loan (note 10)	4,650	—
	43,379	4,119
Deferred revenue, long-term (note 13)	709	—
Operating lease liability, long-term (note 8)	743	—
Term loan, long-term (note 10)	10,889	15,014
	$55,720	$19,133

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2018 - 1,016,000) (note 11)	$7,732	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 28,139,228 (December 31, 2018 - 25,750,721) (note 11)	294,244	265,923
Additional paid-in capital	40,646	38,515
Accumulated deficit	(249,655)	(207,885)
Accumulated other comprehensive loss	(990)	(990)
	$91,977	$103,295
Total liabilities and shareholders’ equity	$147,697	$122,428

Collaboration agreements (note 13)
Commitments and contingencies (note 14)
Subsequent events (note 17)

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue (note 13):	$6,829	$—

Operating expenses:
Research and development	38,845	23,634
General and administrative	10,803	8,406
Buy-out of future milestones and royalties (note 14c)	—	6,000
	49,648	38,040
Loss from operations	(42,819)	(38,040)
Other income (expense):
Interest income	2,353	1,216
Interest expense	(1,434)	(1,394)
Foreign exchange gain (loss)	282	(701)
Gain on termination of collaboration agreement (note 13c)	—	4,398
Loss before income taxes	(41,618)	(34,521)
Income tax recovery	23	24
Net loss and comprehensive loss	(41,595)	(34,497)
Net loss attributable to preferred shareholders	(1,568)	(2,881)
Net loss attributable to common shareholders	(40,027)	(31,616)
Net loss per common share (note 6):
Basic and diluted	$(1.54)	$(1.63)
Weighted-average common shares outstanding (note 6):
Basic and diluted	25,939,405	19,425,711

The accompanying notes are an integral part of these consolidated financial statements.

XENON pharmaceuticals INC.

Consolidated Statement of Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	loss⁽¹⁾	equity
Balance as of December 31, 2017	—	$—	17,998,420	$173,841	$36,471	$(173,388)	$(990)	$35,934
Net loss for the year						(34,497)		(34,497)
Issuance of common shares, net of issuance costs (note 11a)			9,540,000	102,850				102,850
Issued (cancelled) pursuant to exchange agreement (note 11d)	2,868,000	21,825	(2,868,000)	(21,825)				—
Conversion of preferred shares to common shares (note 11d)	(1,852,000)	(14,093)	1,852,000	14,093				—
Cancelled pursuant to termination of collaboration agreement (note 13c)			(1,000,000)	(4,470)				(4,470)
Stock-based compensation expense					2,652			2,652
Issued pursuant to exercise of stock options and warrants			228,301	1,434	(1,146)			288
Issuance of warrants					538			538
Balance as of December 31, 2018	1,016,000	$7,732	25,750,721	$265,923	$38,515	$(207,885)	$(990)	$103,295
Cumulative effect of accounting change (note 4a)						(175)		(175)
Net loss for the year						(41,595)		(41,595)
Issuance of common shares, net of issuance costs (note 11a)			2,214,490	27,396				27,396
Stock-based compensation expense					2,934			2,934
Issued pursuant to exercise of stock options			174,017	925	(803)			122
Balance as of December 31, 2019	1,016,000	$7,732	28,139,228	$294,244	$40,646	$(249,655)	$(990)	$91,977

(1)The accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018
Operating activities:
Net loss	$(41,595)	$(34,497)
Items not involving cash:
Depreciation	429	586
Amortization of discount on term loan	525	284
Deferred income tax recovery	(133)	(105)
Stock-based compensation	2,924	2,625
Unrealized foreign exchange (gain) loss	(302)	646
Gain on termination of collaboration agreement (note 13c)	—	(4,398)
Changes in operating assets and liabilities:
Accounts receivable	(653)	280
Prepaid expenses and other current assets	(820)	(928)
Accounts payable and accrued expenses	4,541	783
Deferred revenue	30,452	—
Net cash used in operating activities	(4,632)	(34,724)

Investing activities:
Purchases of property, plant and equipment	(1,240)	(507)
Purchase of marketable securities	(140,494)	(77,002)
Proceeds from marketable securities	75,443	48,522
Net cash used in investing activities	(66,291)	(28,987)

Financing activities:
Proceeds from issuance of refinanced term loan, net of issuance costs (note 10)	—	8,453
Issuance of common shares, net of issuance costs (note 11a)	27,396	102,850
Issuance of common shares pursuant to exercise of stock options	122	288
Net cash provided by financing activities	27,518	111,591
Effect of exchange rate changes on cash and cash equivalents	406	(612)
Increase (decrease) in cash and cash equivalents	(42,999)	47,268
Cash and cash equivalents, beginning of year	67,754	20,486
Cash and cash equivalents, end of year	$24,755	$67,754

Supplemental disclosures:
Interest paid	$917	$561
Interest received	2,216	1,067
Cash paid for operating lease	634	624
Supplemental disclosures of non-cash transactions:
Fair value of stock options and warrants exercised on a cashless basis	719	1,125
Issuance of preferred shares in exchange for common shares (note 11d)	—	21,825
Conversion of preferred shares to common shares (note 11d)	—	14,093
Termination of Teva agreement through cancellation of common shares (note 13c)	—	4,470

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.	Nature of the business:

Xenon Pharmaceuticals Inc. (the “Company”), incorporated in 1996 under the predecessor to the Business Corporations Act (British Columbia) and continued federally in 2000 under the Canada Business Corporation Act, is a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders. Building upon its extensive knowledge of human genetics and diseases caused by mutations in ion channels, known as channelopathies, the Company is advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy.

The Company has incurred significant operating losses since inception. As of December 31, 2019, the Company had an accumulated deficit of $249,655 and a $41,595 net loss for the year ended December 31, 2019. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

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

These consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information has been reclassified to conform with the financial statement presentation adopted for the current year.

The Company has one wholly-owned subsidiary as at December 31, 2019, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

3.	Significant accounting policies:
(a)	Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas of estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations, the determination of stock-based compensation and the amounts recorded as accrued liabilities. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

(b)	Cash and cash equivalents:

Cash equivalents are highly liquid investments that are readily convertible into cash with terms to maturity of three months or less when acquired. Cash equivalents are recorded at cost plus accrued interest. The carrying value of these cash equivalents approximates their fair value.

(c)	Marketable securities:

Marketable securities are investments with original maturities exceeding three months, and the Company classified these securities as current assets as the Company has the intent and ability to convert these securities into cash without penalty within the next 12 months. Marketable securities accrue interest based on a fixed interest rate for the term. The carrying value of marketable securities is recorded at quoted prices in active markets, which approximates their fair value.

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

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No impairment of long-lived assets was noted during the years ended December 31, 2019 and 2018.

(g)	Leases:

Leases classified as operating leases are recorded as lease liabilities based on the present value of minimum lease payments over the lease term, discounted using the lessor’s rate implicit in the lease or the Company’s incremental borrowing rate, if the lessor’s implicit rate is not readily determinable. The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments.  Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset, adjusted for changes in index-based variable lease payments in the period of change. Lease payments on short-term operating leases with lease terms twelve months or less are expensed as incurred.

(h)	Concentration of credit risk and of significant customers:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents were held at major financial institutions in Canada and the United States. Such deposits may be in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance. Collaboration revenues earned from Neurocrine Biosciences, Inc. ("Neurocrine Biosciences") and Flexion Therapeutics, Inc. (“Flexion”) as described in Note 13 accounted for 48% and 51% of total revenues for the year ended December 31, 2019, respectively.

(i)	Financial instruments and fair value:

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

(j)	Revenue recognition:

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

In contracts where the Company has more than one performance obligation to provide its customer with goods or services, each performance obligation is evaluated to determine whether it is distinct based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative standalone selling prices. The estimated standalone selling price of each deliverable reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold on a standalone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if selling price on a standalone basis is not available.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred to the customer for the related goods or services. Consideration in exchange for research and development services performed by the Company on behalf of the licensee is recognized upon performance of such activities at rates consistent with prevailing market rates. Consideration associated with at-risk substantive performance milestones, including sales-based milestones, is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Sales-based royalties received in connection with licenses of intellectual property are subject to a specific exception in the revenue standards, whereby the consideration is not included in the transaction price and recognized in revenue until the customer’s subsequent sales or usages occur.

(k)	Research and development costs:

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

(l)	Stock-based compensation:

The Company grants stock options to employees, directors and officers pursuant to stock option plans described in note 11c.

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

(m)	Foreign currency translation:

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

4.	Changes in significant accounting policies:
(a)	Leases:

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

In addition, the Company elected to apply the package of practical expedients which allows entities not to reassess its previous conclusions about lease identification, lease classification, and initial direct costs. The Company elected not to use hindsight to determine lease terms and to not separate non-lease components from the associated lease component. The new lease standard only impacted the Company’s one operating lease for its premises. Adoption of the new lease standard resulted in recognition of a right-of-use asset of $1,333 and a lease liability of $1,453, as of January 1, 2019. The difference between the right-of-use asset and lease liability relates to the balance of deferred tenant inducements. In addition, a cumulative effect adjustment of $175 was recorded to opening retained earnings. The adoption of the new lease standard did not materially impact the consolidated statement of operations and comprehensive loss or the consolidated statement of cash flows. For additional disclosure and detail, see note 8 below.

(b)	Collaborative Agreements:

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. These amendments make targeted improvements to accounting for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. The Company has early adopted this standard in the fourth quarter of 2019 on a retrospective basis to the date of initial application of Topic 606. The adoption of the standard had no impact on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

5.	Future changes in accounting policies:

In November 2019, the FASB issued ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer.   These amendments clarify that companies must measure and classify share-based payment awards to a customer following the guidance in Topic 718. A company will classify awards as liabilities or equity following the guidance in Topic 718, and measure them at their grant-date fair value. The awards will be recorded as a reduction to revenue or an expense based on the guidance in Topic 606. If a company intends to provide an award to a customer and the grant date has not occurred, the transaction price guidance in Topic 606 should be followed to estimate the fair value of the award. A company must adjust the fair value estimate each reporting date until a grant date is achieved and recognize changes in the grant-date fair value of an award as a result of changes in the expected outcome of a service or a performance condition as a reduction in the transaction price. If the terms of the award are modified after the grantee vests in the award and is no longer a customer, the award may be subject to other guidance. These amendments will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  These amendments market targeted improvement to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes certain improvements to the codification. These amendments will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

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

For the years ended December 31, 2019 and 2018, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

7.	Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2019	2018
Research equipment	$6,522	$7,313
Office furniture and equipment	985	1,046
Computer equipment	2,473	2,461
Leasehold improvements	6,370	6,370
Less: accumulated depreciation and amortization	(14,690)	(16,199)
Net book value	$1,660	$991
8.	Leases

The Company has one operating lease for research laboratories and office space in Burnaby, British Columbia for a 120-month term from April 1, 2012 to March 31, 2022.

The cost components of the operating lease were as follows for the year ended December 31, 2019:

Year Ended
December 31, 2019
Lease Cost
Operating lease expense	$436
Variable lease expense(1)	542
Lease Term and Discount Rate
Remaining lease term (years)	2.25
Discount rate	3.75%
(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of December 31, 2019 were as follows:

Year ending December 31:
2020	650
2021	614
2022	147
Total future minimum lease payments	$1,411
Less: imputed interest	(49)
Less: future lease incentives reasonably certain of use	(451)
Present value of lease liabilities	$911

9.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2019	2018
Trade payables	$2,473	$665
Employee compensation, benefits, and related accruals	2,892	1,728
Consulting and contracted research	3,104	1,404
Professional fees	154	237
Other	195	85
Total	$8,818	$4,119

10.	Term Loan:

In December 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) under which the Company was funded an initial tranche of $7,000. In June 2018, the Company entered into a First Loan Modification Amendment (the “Modification”) to the Loan Agreement (together, the “Modified Loan Agreement”), pursuant to which the Bank accelerated the availability of a second tranche of $5,000.

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

In connection with the Amended and Restated Loan Agreement, the Company issued a new warrant to the Bank to purchase 40,000 of the Company’s common shares at a price per common share of $9.79. The relative fair value of the common shares exercisable pursuant to this warrant was $291 and was classified in equity. The warrant is immediately exercisable, has a 10-year term and contains a cashless exercise provision. This warrant remains outstanding at December 31, 2019.

The debt proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrant and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. At December 31, 2019, the Company determined the effective interest rate on the Amended and Restated Loan Agreement with the Bank to be 8.84% (2018 - 9.53%). Amortization of the debt discount and accretion of the final payment fee was $526 for the year ended December 31, 2019 (2018 - $284). Interest payments are made monthly.

Interest expense was $1,434 for the year ended December 31, 2019 (2018 - $1,394).

The outstanding loan and unamortized debt discount balances as of December 31, 2019 in accordance with the repayment terms under Amended and Restated Loan Agreement are as follows:

	December 31,
	2019	2018
Term loan	$15,500	$15,500
Less: unamortized discount on loan	(372)	(600)
Less: current portion	(4,650)	-
Accrued portion of final payment fee	411	114
Loan payable, long-term	$10,889	$15,014

Scheduled principal payments on outstanding debt as of December 31, 2019, excluding the final payment fee of $1,008, are as follows:

2020	4,650
2021	6,200
2022	4,650
Total	$15,500

The Amended and Restated Loan Agreement contains customary representations and warranties, events of default (including an event of default upon the occurrence of a material impairment on the Bank’s security interest over the collateral, and a material adverse change of the Company) and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase stock, in each case subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 5.0% above the otherwise applicable interest rate. The Company is in compliance with all covenants at December 31, 2019.

11.	Share capital:
(a)	Financing:

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

In November 2019, the Company entered into an at-the-market equity offering sales agreement with Jefferies and Stifel to sell common shares of the Company having aggregate gross proceeds of up to $50,000 from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents. As of December 31, 2019, the Company had sold 805,643 common shares under the sales agreement for proceeds of approximately $10,771, net of commissions paid, but excluding transaction expenses. In January 2020, the Company sold an additional 2,446,687 common shares for proceeds of approximately $37,979, net of commissions paid, but excluding estimated transaction expenses.

In December 2019, in connection with the License and Collaboration Agreement with Neurocrine Biosciences (the "Neurocrine Collaboration Agreement"), the Company executed a Share Purchase Agreement ("SPA") pursuant to which the Company issued 1,408,847 common shares for an aggregate purchase price of $20,000, or $14.196 per common share, which represents a premium of $3,333 when measured at fair value on the date of issuance.  These common shares are subject to lock-up restrictions and standstill agreement for a period of two years.  The SPA contains certain other customary terms and conditions, including mutual representations, warranties and covenants. For additional information regarding the Neurocrine Collaboration Agreement, refer to note 13a.

(b)	Authorized share capital:

The Company’s authorized share capital consists of an unlimited number of common and preferred shares without par value.

(c)	Stock-based compensation:

In June 2014, the shareholders of the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”) which permits the grant of stock-based compensation awards to directors, officers, employees and consultants of the Company. The Company’s pre-existing stock option plan (the “Amended and Restated Stock Option Plan”) was limited to the granting of stock options as equity incentive awards whereas the 2014 Plan also allows for the issuance of restricted shares, restricted share units, share appreciation rights and performance shares. The 2014 Plan replaced the Amended and Restated Stock Option Plan. No further options will be granted under the Company’s Amended and Restated Stock Option Plan.

The Amended and Restated Stock Option Plan provided for the grant of options for the purchase of common shares to directors, officers, employees and consultants prior to the Company’s initial public offering. The options granted under the Amended and Restated Stock Option Plan vest on a graduated basis over a four-year period or less and each option’s maximum term is ten years. The Amended and Restated Stock Option Plan will continue to govern the options granted thereunder.

Under the 2014 Plan, options granted generally vest on a graduated basis over a four-year period or less. The exercise price of the options is determined by the board of directors but must at least be equal to the fair market value of the common shares on the date of grant. Options may be exercised over a maximum term of ten years. As of December 31, 2019, a total of 99,818 stock options remain to be granted under the 2014 Plan. The number of common shares available for issuance under the 2014 Plan was increased by 1,028,806, effective January 1, 2020, as approved by the board of directors in accordance with the terms of the 2014 Plan.

In September 2019, the board of directors of the Company adopted the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”) and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 400,000 of the Company’s common shares for issuance pursuant to equity awards granted under the 2019 Inducement Plan.

The 2019 Inducement Plan was adopted without shareholder approval in accordance with the applicable Nasdaq Listing Rules. The 2019 Inducement Plan provides for the grant of equity-based awards, including share options, share appreciation rights, restricted share awards, restricted share unit awards and performance share awards, and its terms are substantially similar to the Company’s 2014 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the 2019 Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. However, the Company’s 2014 Equity Incentive Plan permits certain exchange programs (which includes repricings) without shareholder approval, while the 2019 Inducement Plan requires shareholder approval for such exchange programs.

Awards under the 2019 Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the applicable Nasdaq Listing Rules, in connection with a merger or acquisition. As of December 31, 2019, a total of 264,750 stock options remain to be granted under the 2019 Inducement Plan.

Summary of stock option activity is as follows:

	Number of	Weighted Average Exercise Price		Aggregate
	Options	CAD $	U.S. $	Intrinsic Value
Outstanding, December 31, 2017	2,339,905	9.32	7.41	159
Granted	706,600	6.73	5.19
Exercised(1)	(251,163)	4.57	3.53	1,028
Forfeited, cancelled or expired	(123,436)	13.61	10.50
Outstanding, December 31, 2018	2,671,906	9.49	6.96	3,483
Granted	1,225,575	12.49	9.43
Exercised(1)	(266,157)	5.56	4.24	1,594
Forfeited, cancelled or expired	(97,088)	16.36	12.41
Outstanding, December 31, 2019	3,534,236	10.29	7.90	19,618
Exercisable, December 31, 2019	1,946,026	10.02	7.69	11,755

(1)

During the year ended December 31, 2019, 36,174 (2018 – 49,502) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 137,843 (2018 – 106,474) common shares for the cashless exercise of 229,983 (2018 – 201,661) stock options.

The following table summarizes the stock options outstanding and exercisable at December 31, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number of Options Exercisable	Weighted Average Exercise Price
U.S. $		(years)	CAD $	U.S. $		CAD $	U.S. $
$2.05 - $4.70	576,115	4.19	3.79	2.91	476,364	3.61	2.77
$4.71 - $7.44	682,230	7.63	6.82	5.24	366,588	6.94	5.33
$7.45 - $8.50	787,990	5.96	10.48	8.05	677,756	10.43	8.01
$8.51 - $9.52	1,181,034	9.53	12.26	9.42	134,929	12.10	9.30
$9.53 - $18.70	306,867	5.00	22.12	17.00	290,389	22.47	17.26
	3,534,236	7.10	10.29	7.90	1,946,026	10.02	7.69

At December 31, 2019, there were 1,946,026 options exercisable with a weighted average remaining contractual life December 31, 2019 of 5.4 years.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2019 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
		CAD $	USD $
Non-vested, January 1, 2019	1,105,471	5.61	4.11
Granted	1,225,575	8.11	6.23
Vested	(681,918)	6.24	4.79
Forfeited or cancelled	(60,918)	8.29	6.37
Non-vested, December 31, 2019	1,588,210	7.17	5.51

The aggregate fair value of options vested during the year ended December 31, 2019 was $3,255 (2018 – $2,861 ).

The fair value of stock options at the date of grant is estimated using the Black-Scholes option-pricing model which requires multiple subjective inputs. The risk-free interest rate of the options is based on the U.S. Treasury yield curve in effect at the date of grant for a term similar to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common shares calculated based on a period of time commensurate with the expected term assumption. Expected life assumptions are based on the Company’s historical data. The dividend yield is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Forfeitures are recognized as they occur.

The weighted-average option pricing assumptions are as follows:

	Years ended December 31
	2019	2018
Average risk-free interest rate	1.77%	2.79%
Expected volatility	69%	75%
Average expected term (in years)	6.86	7.38
Expected dividend yield	0.00%	0.00%
Weighted average fair value of options granted	$6.23	$3.74

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Years ended December 31,
	2019	2018
Research and development	$1,283	$988
General and administrative	1,661	1,772
	$2,944	$2,760

As of December 31, 2019, the unrecognized stock-based compensation cost related to the non-vested stock options was $8,460, which is expected to be recognized over a weighted-average period of 2.55 years.

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

12.	Concentrations of market risk:
(a)	Foreign currency risk:

At December 31, 2019, the Company had U.S. dollar denominated cash and cash equivalents and marketable securities of $129,838 (2018 - $110,771) and Canadian denominated cash and cash equivalents and marketable securities of CAD$14,962 (2018 - CAD$11,644).

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

At December 31, 2019, the Company had cash and cash equivalents and marketable securities of $141,358. The Company’s interest rate risk is primarily attributable to its cash and cash equivalents and marketable securities. The Company believes that it does not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of cash and cash equivalents and marketable securities. The Company does not enter into investments for trading or speculative purposes and has not used any derivative financial instruments to manage interest rate exposure.

The Company had a total outstanding loan balance of $15,500 as of December 31, 2019, of which $4,650 was due within 12 months. The interest rate on borrowings under the Amended and Restated Loan Agreement with the Bank accrues at a floating per annum rate of 0.5% above the prime rate.

13.	Collaboration agreements:

The Company has entered into a number of collaboration agreements under which it may have received non-refundable upfront payments.  Each arrangement is assessed in accordance with ASC 606 under the five-step model as described in note 3j. The Company generally recognizes revenue from non-refundable upfront payments over the estimated term of the performance obligation or period in which the underlying benefit is transferred to the customer. If non-refundable license fees have value to the customer on a standalone basis, separate from the undelivered performance obligations, they are recognized upon delivery. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

The Company evaluates each arrangement that includes research and development and sales-based milestone payments to determine whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the control of the Company are not considered probable of being achieved. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones, and if necessary, adjusts its estimate of the overall transaction price.

(a)	Neurocrine license and collaboration agreement:

In December 2019, the Company entered into the Neurocrine Collaboration Agreement with Neurocrine Biosciences to establish a collaboration under which the parties will identify, research and develop sodium channel inhibitors. Pursuant to this agreement, the Company granted an exclusive license to XEN901, now known as NBI-921352, a clinical stage selective Nav1.6 sodium channel inhibitor for the treatment of epilepsy. The Company also granted an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391 (collectively, the “DTCs”). The agreement also includes a two-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors (“Research Compounds”), with an option to extend for an additional year.

At execution of the agreement, Neurocrine Biosciences paid the Company an upfront fee of $50,000, which included a $30,000 payment in cash and a $20,000 equity investment in the Company. For additional information regarding the equity investment, refer to note 11a.  The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $1,692,500, comprised of (a) up to $25,000 upon the U.S. Food and Drug Administration’s acceptance of an Investigational New Drug application for XEN901, with 55% of the amount in the form of an equity investment in the Company at a 15% premium to the Company's 30-day volume weighted average price at that time, subject to Neurocrine Biosciences’ common share ownership of the Company being below 19.9%, (b) up to $1,067,500 in additional development and regulatory milestone payments related to XEN901 and other licensed Nav1.6 or Nav1.2/1.6 inhibitor products, and (c) up to $600,000 in additional sales-based milestone payments for multiple products. In addition, the Company is eligible to receive royalties on net sales in and outside the U.S., ranging from (a) for XEN901, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (b) for DTCs, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (c) for Research Compounds, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively. Royalty rates are subject to customary reductions.

The Company has an option to co-fund 50% of the development costs of XEN901 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of December 31, 2019.

The Company and Neurocrine Biosciences will collaborate on the conduct of two collaboration programs: (a) a joint research collaboration to discover, identify and preclinically develop Research Compounds (the “Research Program”) and (b) a collaborative development program for XEN901 and two DTCs selected by the joint steering committee (the “Initial Development Program”). The Research Program is intended to include the preclinical development of the Company’s existing non-clinical Research Compounds and the discovery of new back-up and follow-on Research Compounds to XEN901 and the two DTCs selected by the joint steering committee as clinical development candidates for subsequent development and commercialization by Neurocrine Biosciences.  During the term of the Research Program, the parties will conduct related activities in accordance with an agreed upon research plan and budget.  Each party will be solely responsible for all costs such party incurs to conduct its activities under the research plan, provided that Neurocrine Biosciences will fund the Company for certain full-time employees and out-of-pocket expenses incurred by the Company in accordance with the research budget.  The Initial Development Program will include: (a) completion of any preclinical and clinical studies that are ongoing as the date of the Neurocrine Collaboration Agreement for XEN901 and for two DTCs selected by the joint steering committee; (b) a pharmacokinetic, drug-drug interaction and food effect Phase 1 clinical trial of a XEN901 product to examine the adequacy of a new pediatric formulation; and (c) all preclinical studies of two DTCs selected by the joint steering committee.  Each party will be responsible for all costs such party incurs to conduct its activities under these development plans, provided that, with respect to XEN901 development activities, Neurocrine Biosciences will fund the Company for certain full-time employees and out-of-pocket expenses incurred by the Company. The Company will also be responsible for a portion of certain near-term manufacturing costs for XEN901 under the collaboration.

The agreement includes the following performance obligations: (i) an exclusive license to XEN901 with associated technology and know-how transfer, (ii) an exclusive license to the DTCs with associated know-how transfer, (iii) a license to Research Compounds and research services under the Research Program, (iv) development services under the Initial Development Program for XEN901, and (v) development services under the Initial Development Program for the DTCs. The license to the Research Compounds and the research services under the Research Program are considered a single performance obligation as Neurocrine Biosciences cannot benefit from such a license on its own or from other resources commonly available in the industry, without the corresponding research services due to the unique and specialized expertise of the Company that is not readily available in the marketplace. Given the current development phase of the Research Compounds, the performance obligation and related revenue has been linked entirely to the performance of research services.

At execution of the agreement, the transaction price consisted of the $30,000 upfront consideration received in cash and a premium of $3,333 on the $20,000 equity investment in the Company measured at fair value on the date of issuance. The Company also considered the following elements in determining the overall transaction price:

•

Under the arrangement, the Company is entitled to funding for certain full-time equivalent and external costs incurred by the Company under performance obligations (iii) and (iv). The arrangement consideration related to the services under performance obligations (iii) and (iv) to be performed on behalf of Neurocrine Biosciences were excluded from the initial transaction price allocation because the consideration and performance are contingent upon Neurocrine Biosciences requesting performance of the services and these services are priced at an estimated fair value.

•

None of the at-risk substantive performance milestones, including development, regulatory and sales-based milestones, were included in the transaction price, as all milestone amounts are outside the control of the Company and contingent upon Neurocrine Biosciences’s efforts and success in future clinical trials. Consideration associated with at-risk substantive performance milestones is recognized when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Any consideration related to sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Neurocrine Biosciences and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The total transaction price of $33,333 was allocated to performance obligation (v) based on its estimated standalone selling price determined based on internal development plans and budget, with the balance allocated to performance obligations (i) and (ii) by the residual approach. The residual approach was used as standalone selling prices, including market data, for equivalent performance obligations were not available. The allocation of the transaction price requires significant management judgment. The Company has allocated the transaction price as follows: $28,807 to performance obligations (i) and (ii), which performance obligations are delivered concurrently, and $4,526 to performance obligation (v).  The Company measures proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations at each reporting period. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up.  The considerations allocated to performance obligations (i) and (ii) are expected to be recognized as revenue over an approximate ten month period from the signing of the agreement, which is the expected period to complete the delivery of the licenses and transfer of the relevant technology and know-how. The considerations allocated to performance obligation (v) is expected to be recognized as revenue over an approximate fifteen month period beginning January 2020 which is the expected period to complete the development services under the Initial Development Program for the DTCs.

During the year ended December 31, 2019, the Company recognized $2,881 of revenue associated with (i) the exclusive license to XEN901 and (ii) the exclusive license to the DTCs, and $448 for the research and development services under performance obligations (iii) the Research Program and (iv) the Initial Development Program for XEN901. As of December 31, 2019, there is $448 of accounts receivable and $30,452 of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current on the balance sheet based on the period the services are expected to be delivered.

(b)     Flexion definitive agreement:

In September 2019, the Company entered into an agreement with Flexion pursuant to which Flexion acquired all rights with respect to XEN402, and a related compound (collectively “XEN402”), including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402 owned or controlled by the Company. XEN402 is a sodium channel inhibitor that the Company had previously developed with its collaborator Teva. Flexion paid the Company upfront consideration of $3,000. In addition, the Company will also be eligible for various CMC, development and regulatory milestone payments of up to $9,000 through initiation of a Phase 2 proof-of-concept clinical trial, of which $500 related to the initiation of the first GLP toxicology study has been included in the recognized transaction price at December 31, 2019 in accordance with ASC 606 as the outcome is considered highly probable of occurring. Following successful proof-of-concept, the Company may be entitled to future clinical development and global regulatory approval milestone payments of up to $40,750, commercial milestone payments of up to $75,000, as well as future royalties ranging from mid-single to low-double digit percentages. These additional amounts will be recognized as determinable.

(c)	Teva Pharmaceutical Industries Ltd. (“Teva Pharmaceutical”) collaborative development and license agreement:

In December 2012, the Company entered into a collaborative development and license agreement with Teva Pharmaceutical, through its subsidiary, Ivax International GmbH, pursuant to which the Company granted Teva Pharmaceutical an exclusive worldwide license to develop and commercialize certain products, including TV-45070 (formerly XEN402). In March 2018, the Company and Teva Pharmaceuticals International GmbH and Teva Canada Limited (together, “Teva”), entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement. In connection with the termination, Teva returned and the Company cancelled 1,000,000 common shares that were owned by Teva. Pursuant to the terms of the termination agreement, Teva has also returned, licensed or assigned to the Company certain intellectual property, including certain patent rights and transferred regulatory filings related to TV-45070 to the Company. The termination agreement requires the Company to pay a low single-digit percentage royalty to Teva based on net sales of approved products, if any, resulting from any continued development and commercialization of TV-45070 by the Company or a sublicensee during the period that assigned or licensed patents cover such products. This obligation was subsequently assumed by Flexion pursuant to the sale of all rights with respect to XEN402; see note 13b above. The Company has no further financial obligations with respect to the termination agreement with Teva.  The Company recorded a gain on the termination of the collaboration agreement of $4,398, net of direct costs incurred in connection with the termination and cancellation of 1,000,000 common shares, based on the estimated fair value represented by the market price of the common shares prior to the closing of the transaction.

(d)	Genentech collaborative research and license agreement:

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

The collaborative research and license agreement with Genentech was amended multiple times, in May 2015, November 2015, March 2016, May 2017, July 2018 and September 2018, to either extend the term of the research program or to provide the Company with greater flexibility in developing compounds that target Nav1.6. Pursuant to the current amendment, the Company obtained a non-exclusive, irrevocable, perpetual, world-wide, sublicensable license under the know-how forming part of the Genentech intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make, use, sell, offer for sale, and import compounds from the Company’s Nav1.6 program that are above a certain potency on Nav1.7 and were conceived prior to a certain date and products containing those compounds. The Company’s license from Genentech includes commercialization rights but we are restricted from developing or commercializing the Company’s Nav1.6 compounds below a certain potency on Nav1.7 and conceived prior to a certain date in the field of epilepsy and any of the Company’s Nav1.6 compounds conceived prior to a certain date, regardless of their potency on Nav1.7, in the field of pain. In exchange for the rights granted to the Company under this amendment, Genentech is eligible to receive a low single-digit percentage, tiered royalty on net sales of the Company’s Nav1.6 compounds conceived prior to a certain date, including XEN901, now known as NBI-921352, for a period of ten years from first commercial sale on a country-by-country basis. In accordance with the Neurocrine Collaboration Agreement, the Company remains solely responsible for all payments to Genentech with respect to certain Nav1.6 compounds, including NBI-921352, licensed to Neurocrine Biosciences.  Pursuant to the amendment, Genentech was granted a royalty-free, non-exclusive, world-wide license under the Company’s Nav1.6 intellectual property to make, use, sell, offer for sale and import compounds below a certain potency on Nav1.7 and products containing those compounds for all uses and indications except epilepsy.

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

14.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement. In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement, $3,024 of services have been received to date and $3,976 remains committed as at December 31, 2019.

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

Future potential payments to 1st Order include $500 in clinical development milestones, up to $6,000 in regulatory milestones, and $1,500 in other milestones, which may be payable pre-commercially. There are no royalty obligations to 1st Order.  No amounts have been accrued to date based on the progress against these milestones.

(d)	License agreement:

In July 2017, the Company entered into a license agreement with a pharmaceutical company for the access and use of certain regulatory documents to support the development of XEN007. Under the terms of the agreement, the Company paid an upfront fee of $1,000, which was expensed as research and development. Future potential payments include $2,000 in clinical development milestones, up to $7,000 in regulatory milestones, plus a low-to-mid single-digit percentage royalty on net sales of any products developed and commercialized under the agreement. No amounts have been accrued to date based on the progress against these milestones.

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

Income tax recovery varies from the amounts that would be computed by applying the expected Canadian and provincial statutory income tax rate of 27% (2018 – 27% ) to loss before income taxes as shown in the following table:

	2019	2018
Computed recoveries at Canadian federal and provincial tax rates	$(11,237)	$(9,314)
Change in valuation allowance	11,148	10,472
Investment tax credits earned	(1,522)	(1,567)
Tax attributes expired/utilized	678	911
Non-deductible expenditures	477	(472)
Other	433	(54)
Income tax recovery	$(23)	$(24)

Income tax recovery for the years ended December 31, 2019 and 2018 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States.

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	2019	2018
Deferred income tax assets
Scientific research and experimental development pool	$27,531	$26,572
Investment tax credits	24,384	23,808
Non-capital losses	23,603	22,035
Depreciable assets	5,983	5,710
Deferred financing fees	972	1,303
Deferred revenue	8,223	—
Other	347	203
Less - valuation allowance	(90,805)	(79,526)
Net deferred income tax assets	$238	$105

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly. A full valuation allowance continues to be applied against deferred income tax assets in Canada as the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Deferred income tax assets recorded on the consolidated balance sheets as of December 31, 2019 and 2018 result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc.

At December 31, 2019, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $101,965 (2018 – $98,412) with no expiry.

At December 31, 2019, the Company has $22,992 (2018 – $22,253) of investment tax credits available to offset federal taxes payable and $7,675 (2018 – $7,640) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2019, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $87,417 (2018 – $81,611).

The investment tax credits and loss carry forwards expire over various years to 2039.

As of December 31, 2019, the total amount of the Company’s unrecognized tax benefits of uncertain tax positions were $10,850 (2018 – $6,350). If recognized in future periods, the unrecognized tax benefits would not affect the Company’s effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties have not been accrued at December 31, 2019 as none would be owing on the unrecognized tax benefits due to the availability of non-capital losses to shelter any potential taxable income arising thereon. The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2002 to 2018 remain subject to examinations in Canada and the United States.

16.	Related Parties:
(a)	License and collaboration agreement with Neurocrine Biosciences:

In December 2019, the Company and Neurocrine Biosciences entered into the Neurocrine Collaboration Agreement and related SPA pursuant to which the Company issued 1,408,847 common shares, representing approximately 5.4% of the Company’s then outstanding common shares. For additional information regarding the common shares issued to Neurocrine Biosciences or the Neurocrine Collaboration Agreement, refer to note 11a and note 13a, respectively.

(b)	Exchange agreement with BVF:

In March 2018, the Company and BVF entered into an exchange agreement pursuant to which the Company issued       2,868,000 Series 1 Preferred Shares in exchange for 2,868,000 common shares which were subsequently cancelled by the Company. Prior to the closing of the transactions contemplated in the exchange agreement, BVF held a number of common shares representing approximately 19.9% of the Company’s then outstanding common shares. For additional information regarding the Series 1 Preferred Shares, refer to note 11d.

(c)	Termination of collaboration agreement with Teva:

In March 2018, the Company and Teva, entered into a termination agreement terminating by mutual agreement the collaborative development and license agreement dated December 7, 2012, as amended. In connection with the termination, the Company cancelled 1,000,000 common shares that were owned by Teva. Prior to the share cancellation, Teva owned more than 5% of the Company’s outstanding common shares. For additional information regarding the termination agreement and the share cancellation, refer to note 13c.

17.	Subsequent events:

In January 2020, the Company entered into an underwriting agreement with Jefferies, Stifel and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares sold by the Company at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed on January 27, 2020, and the Company received net proceeds of $56,400, net of underwriting discounts and commissions, but before offering expenses. The underwriters exercised their option in full and in February 2020, the Company received additional net proceeds of $8,460, net of underwriting discounts and commissions.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2019. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which is included herein.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have a written code of conduct that applies to all of our directors, officers and employees. A copy of the most up-to-date version of our code of conduct is available within the “Investors” section on our company website located at http://www.xenon-pharma.com and on SEDAR at www.sedar.com.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

(a)(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits — The exhibits listed in the table below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Specimen Series 1 Preferred Share Certificate.	8-K	001-36687	4.1	March 28, 2018

4.3	Warrant to Purchase Shares, dated August 3, 2018, by and between Xenon Pharmaceuticals Inc. and Silicon Valley Bank.	8-K	001-36687	4.1	August 7, 2018

4.4	Description of Securities.

10.1†	Exclusive Collaborative Research and Option Agreement, dated June 10, 2009, by and between the Company and Merck Sharp & Dohme Research Ltd, as amended.	S-1/A	333-198666	10.1	October 6, 2014

10.2†	Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	S-1/A	333-198666	10.3	October 6, 2014

10.3#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.4#	2014 Equity Incentive Plan.	S-1	333-198666	10.8	September 10, 2014

10.5#	Form of Share Option Agreement, as amended, under the 2014 Equity Incentive Plan.	10-K	001-36687	10.8A	March 8, 2017

10.6	Lease, dated as of 2001, by and between the Company and Discovery Parks Incorporated, as amended through July 1, 2014.	S-1	333-198666	10.14	September 10, 2014

10.7#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.8†	Amendment #4, dated May 13, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	August 13, 2015

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.9	Lease Modification Agreement, effective July 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-Q	001-36687	10.1	November 10, 2015

10.10	Lease Modification Agreement, effective December 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-K	001-36687	10.19	March 8, 2016

10.11†	Amendment #5, dated November 19, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-K	001-36687	10.20	March 8, 2016

10.12†	Amendment #6, dated March 9, 2016, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	May 10, 2016

10.13†	Letter Agreement to Amendment #4, dated May 8, 2017, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	August 3, 2017

10.14†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.	10-Q	001-36687	10.2	August 3, 2017

10.15†	Termination Agreement by and among Xenon Pharmaceuticals Inc., Teva Pharmaceuticals International GmbH and Teva Canada Limited dated March 7, 2018.	8-K	001-36687	10.1	March 7, 2018

10.16	Exchange Agreement, dated March 23, 2018, by and among the Company and the shareholders listed in Schedule B thereto.	8-K	001-36687	10.1	March 28, 2018

10.17†	Letter Amendment #7, dated July 25, 2018, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	10-Q	001-36687	10.3	August 7, 2018

10.18	Amended and Restated Loan and Security Agreement, dated August 3, 2018, by and among Xenon Pharmaceuticals Inc., Xenon Pharmaceuticals USA Inc. and Silicon Valley Bank.	8-K	001-36687	10.1	August 7, 2018

10.19	Milestone and Royalty Buy-Out Agreement, dated September 7, 2018, by and among Xenon Pharmaceuticals Inc., Valeant Pharmaceuticals Ireland Limited and Valeant Pharmaceuticals Luxembourg S.a.r.l.	8-K	001-36687	10.1	September 11, 2018

10.20†	Amended and Restated Amendment #7, dated September 27, 2018, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	10-Q	001-36687	10.5	November 6, 2018

10.21#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Simon Pimstone.	8-K	001-36687	10.1	March 25, 2019

10.22#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Ian Mortimer.	8-K	001-36687	10.2	March 25, 2019

10.23#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Ernesto Aycardi.	8-K	001-36687	10.3	March 25, 2019

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.24#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Robin Sherrington.

10.25#	Amended and Restated Employment Agreement, dated March 20, 2019, by and between the Company and James Empfield.

10.26#	2019 Inducement Equity Incentive Plan and related form of share option agreement.	8-K	001-36687	10.1	September 10, 2019

10.27	At-the-Market Equity Offering Sales Agreement, dated as of November 5, 2019, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	November 5, 2019

10.28†	License and Collaboration Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	December 2, 2019

10.29	Share Purchase Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.2	December 2, 2019

21.1	List of Subsidiaries of the Company.	10-K	001-36687	21.1	March 8, 2017

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if disclosed.

#Indicates management contract or compensatory plan.

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

Dated: March 9, 2020	XENON PHARMACEUTICALS INC.
	By:	/s/ Simon Pimstone
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

Signature	Title	Date
/s/ Simon Pimstone Simon Pimstone	Chief Executive Officer (Principal Executive Officer)	March 9, 2020
/s/ Ian Mortimer Ian Mortimer	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2020
/s/ Michael Tarnow Michael Tarnow	Chair of the Board of Directors	March 9, 2020
/s/ Mohammad Azab Mohammad Azab	Director	March 9, 2020
/s/ Clarissa Desjardins Clarissa Desjardins	Director	March 9, 2020
/s/ Steven Gannon Steven Gannon	Director	March 9, 2020
/s/ Michael Hayden Michael Hayden	Director	March 9, 2020
/s/ Frank Holler Frank Holler	Director	March 9, 2020
/s/ Gary Patou Gary Patou	Director	March 9, 2020
/s/ Dawn Svoronos Dawn Svoronos	Director	March 9, 2020