Form 10-Q
period 2020-03-31
Xenon Pharmaceuticals Inc.
filed 2020-05-21
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 18, 2020, the registrant had 34,974,119 common shares, without par value, outstanding.

EXPLANATORY NOTE

Xenon Pharmaceuticals Inc. (the “Company,” “we” or “us”) is filing this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (this “Form 10-Q”) in reliance upon the relief set forth in the Order (the “Order”) issued by the Securities and Exchange Commission (the “Commission”) on March 25, 2020 (Release No. 34-88465) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Order provides conditional relief to public companies that are unable to timely comply with certain filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak.

This Form 10-Q could not be filed within the time period specified under the Exchange Act, absent the relief available under the Order, due to the outbreak and spread of COVID-19. Specifically, employees in the Company’s financial reporting and legal departments have been working remotely and therefore been unable to maintain the same ordinary course interactions with the Company’s professional advisors. As a result, the preparation and completion of the Company’s financial statements for the three months ended March 31, 2020 to be included in this Form 10-Q was delayed.

Pursuant to the requirements of the Order, we filed a Form 8-K with the Commission on May 6, 2020 indicating our intention to rely upon the Order with respect to the filing of this Form 10-Q, which would have otherwise been required to have been filed by May 11, 2020. This Form 10-Q is being filed within the 45-day extension period provided by the Order.

-i-

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

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

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$60,508	$24,755
Marketable securities	169,163	116,603
Accounts receivable	1,617	813
Prepaid expenses and other current assets	2,582	2,695
	233,870	144,866
Operating lease right-of-use asset (note 7)	832	933
Property, plant and equipment, net	2,155	1,660
Deferred tax assets (note 12)	186	238
Total assets	$237,043	$147,697

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 8)	$8,084	$8,818
Deferred revenue (note 11)	24,608	29,743
Operating lease liability (note 7)	156	168
Term loan (note 9)	15,676	4,650
	48,524	43,379
Deferred revenue, long-term (note 11)	—	709
Operating lease liability, long-term (note 7)	541	743
Term loan, long-term (note 9)	—	10,889
	$49,065	$55,720

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2019 - 1,016,000) (note 10)	$7,732	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 34,956,272 (December 31, 2019 - 28,139,228) (note 10)	397,307	294,244
Additional paid-in capital	41,068	40,646
Accumulated deficit	(257,139)	(249,655)
Accumulated other comprehensive loss	(990)	(990)
	$187,978	$91,977
Total liabilities and shareholders’ equity	$237,043	$147,697

Commitments and contingencies (note 13)
Subsequent event (notes 9 and 14)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue (note 11)	$7,078	$—

Operating expenses:
Research and development	11,791	9,137
General and administrative	3,320	2,621
	15,111	11,758
Loss from operations	(8,033)	(11,758)
Other income (expense):
Interest income	1,116	682
Interest expense	(330)	(358)
Foreign exchange gain (loss)	(238)	130
Loss before income taxes	(7,485)	(11,304)
Income tax (expense) recovery (note 12)	1	(37)
Net loss and comprehensive loss	(7,484)	(11,341)
Net loss attributable to preferred shareholders	(222)	(430)
Net loss attributable to common shareholders	$(7,262)	$(10,911)
Net loss per common share (note 5):
Basic and diluted	$(0.22)	$(0.42)
Weighted-average common shares outstanding (note 5):
Basic and diluted	33,189,733	25,753,836

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	1,016,000	$7,732	25,750,721	$265,923	$38,515	$(207,885)	$(990)	$103,295
Cumulative effect of accounting change						(175)		(175)
Net loss for the period						(11,341)		(11,341)
Stock-based compensation expense					476			476
Issued pursuant to exercise of stock options			21,233	117	(59)			58
Balance as of March 31, 2019	1,016,000	$7,732	25,771,954	$266,040	$38,932	$(219,401)	$(990)	$92,313

Balance as of December 31, 2019	1,016,000	$7,732	28,139,228	$294,244	$40,646	$(249,655)	$(990)	$91,977
Net loss for the period						(7,484)		(7,484)
Issuance of common shares, net of issuance costs (note 10a)			6,759,187	102,456				102,456
Stock-based compensation expense					1,015			1,015
Issued pursuant to exercise of stock options			57,857	607	(593)			14
Balance as of March 31, 2020	1,016,000	$7,732	34,956,272	$397,307	$41,068	$(257,139)	$(990)	$187,978
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(7,484)	$(11,341)
Items not involving cash:
Depreciation	104	79
Amortization of discount on term loan	137	125
Deferred income tax expense	52	33
Stock-based compensation	1,015	491
Unrealized foreign exchange (gain) loss	522	(23)
Unrealized gain on marketable securities	(281)	(29)
Changes in operating assets and liabilities:
Accounts receivable	(824)	20
Prepaid expenses and other current assets	113	389
Accounts payable and accrued expenses	(577)	1,560
Deferred revenue	(5,844)	—
Net cash used in operating activities	(13,067)	(8,696)

Investing activities:
Purchases of property, plant and equipment	(647)	(335)
Purchases of marketable securities	(107,482)	(34,325)
Proceeds from marketable securities	55,204	27,657
Net cash used in investing activities	(52,925)	(7,003)

Financing activities:
Issuance of common shares, net of issuance costs (note 10a)	102,456	—
Issuance of common shares pursuant to exercise of stock options	14	58
Net cash provided by financing activities	102,470	58
Effect of exchange rate changes on cash and cash equivalents	(725)	67
Increase (decrease) in cash and cash equivalents	35,753	(15,574)
Cash and cash equivalents, beginning of period	24,755	67,754
Cash and cash equivalents, end of period	$60,508	$52,180

Supplemental disclosures:
Interest paid	$206	$230
Interest received	1,172	709
Cash paid for operating lease	159	158
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	583	7

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

The Company has incurred significant operating losses since inception. As of March 31, 2020, the Company had an accumulated deficit of $257,139 and a $7,484 net loss for the three months ended March 31, 2020. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

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

The Company has one wholly-owned subsidiary as of March 31, 2020, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

These unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation. Certain information has been reclassified to conform with the financial statement presentation adopted for the current year.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2019 and included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on March 9, 2020.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2019 Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the policies described in notes 3 and 4 below.

3.	Use of estimates

The preparation of the unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas of estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations, the determination of stock-based compensation and the amounts recorded as accrued liabilities. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent novel coronavirus (“COVID-19”) and public and private sector policies and initiatives aimed at reducing its transmission.

There was no material impact to the Company’s consolidated financial statements as of and for the three months ended March 31, 2020; however, the full extent to which the COVID-19 pandemic may have a direct or indirect impact to our business, results of operations and financial condition, including revenue, expenses, research and clinical development plans and timelines, depends on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, as well as the economic impact on local, regional, national and global markets. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

4.	Changes in significant accounting policies:

In November 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer.   These amendments clarify that companies must measure and classify share-based payment awards to a customer following the guidance in Topic 718. A company will classify awards as liabilities or equity following the guidance in Topic 718, and measure them at their grant-date fair value. The awards will be recorded as a reduction to revenue or an expense based on the guidance in Topic 606. If a company intends to provide an award to a customer and the grant date has not occurred, the transaction price guidance in Topic 606 should be followed to estimate the fair value of the award. A company must adjust the fair value estimate each reporting date until a grant date is achieved and recognize changes in the grant-date fair value of an award as a result of changes in the expected outcome of a service or a performance condition as a reduction in the transaction price. If the terms of the award are modified after the grantee vests in the award and is no longer a customer, the award may be subject to other guidance. The Company has adopted this standard as of January 1, 2020 on a retrospective basis. The adoption of the standard had no impact on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

5.	Net income (loss) per common share:

For the three months ended March 31, 2020, basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes 1,016,000 Series 1 Preferred Shares as a separate class (2019 – 1,016,000). The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period.

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

For the three months ended March 31, 2020 and 2019, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

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

The cost components of the operating lease were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Lease Cost
Operating lease expense	$109	$109
Variable lease expense(1)	136	135
Lease Term and Discount Rate
Remaining lease term (years)	2	3
Discount rate	3.75%	3.75%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of March 31, 2020 were as follows:

Year ending December 31:
2020	451
2021	567
2022	136
Total future minimum lease payments	$1,154
Less: imputed interest	(38)
Less: future lease incentives reasonably certain of use	(419)
Present value of lease liabilities	$697

8.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2020	2019
Trade payables	$3,217	$2,473
Employee compensation, benefits, and related accruals	976	2,892
Consulting and contracted research	3,639	3,104
Professional fees	237	154
Other	15	195
Total	$8,084	$8,818
9.	Term loan:

In August 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to extend a term loan to the Company with a principal amount of $15,500.

On May 20, 2020, the Company repaid the total outstanding term loan balance ahead of the maturity date. The repayment consisted of (i) the outstanding principal balance, (ii) a final payment fee of $1,008, which has been partially accrued up to the date of repayment, and (iii) a prepayment fee of $225. At the time of repayment, all liabilities and obligations under the Amended and Restated Loan Agreement terminated automatically. The repayment did not affect the Bank’s rights in connection with the warrant to the Bank to purchase 40,000 of our common shares at a price per common share of $9.79 which will remain outstanding until exercised or expired.

Interest expense was $330 for the three months ended March 31, 2020 (2019 - $358). Included within interest expense, are amortization of the debt discount and accretion of the final payment fee of $137 (2019 - $125).

 The outstanding loan and unamortized debt discount balances as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Term loan	$15,500	$15,500
Accrued portion of final payment fee	493	411
Less: unamortized discount on loan	(317)	(372)
Less: current portion	(15,676)	(4,650)
Loan payable, long-term	$—	$10,889

10.Share capital:

(a)	Financing:

In November 2019, the Company entered into an at-the-market equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel Nicolaus & Company, Incorporated (“Stifel”) to sell common shares of the Company having aggregate gross proceeds of up to $50,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents. As of December 31, 2019, the Company had sold 805,643 common shares under the sales agreement for proceeds of approximately $10,771, net of commissions paid, but excluding transaction expenses. In January 2020, the Company sold an additional 2,446,687 common shares for proceeds of approximately $37,979, net of commissions paid, but excluding transaction expenses.

In January 2020, the Company entered into an underwriting agreement with Jefferies, Stifel and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares sold by the Company at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed on January 27, 2020, and the Company received net proceeds of $56,700, net of underwriting discounts and commissions, but before offering expenses. The underwriters exercised their option in full in February 2020 and the Company received additional net proceeds of $8,460, net of underwriting discounts and commissions, but before offering expenses.

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

BVF was a related party of the Company prior to the closing of the exchange agreement, and continues to be a related party as of March 31, 2020 and thereafter.

(c)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended March 31,
	2020	2019
Outstanding, beginning of period	3,534,236	2,671,906
Granted	1,118,350	21,900
Exercised(1)	(98,326)	(22,402)
Forfeited, cancelled or expired	(26,268)	(3,955)
Outstanding, end of period	4,527,992	2,667,449
Exercisable, end of period	1,992,705	1,769,984

(1)

During the three months ended March 31, 2020, 1,972 stock options were exercised for the same number of common shares for cash (2019 – 20,576). In the same period, the Company issued 55,885 common shares (2019 – 657) for the cashless exercise of 96,354 stock options (2019 – 1,826).

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Average risk-free interest rate	0.80%	2.58%
Expected volatility	68%	76%
Average expected term (in years)	6.73	6.27
Expected dividend yield	0%	0%
Weighted average fair value of stock options granted	$7.41	$5.34
11.	Revenue:

Revenue was as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Neurocrine Biosciences:
Recognition of the transaction price	$5,844	$—
Research and development services	1,234	—
Total collaboration revenue	$7,078	$—

In December 2019, the Company entered into a License and Collaboration Agreement with Neurocrine Biosciences Inc. (“Neurocrine Biosciences”). Pursuant to this agreement, the Company granted an exclusive license to XEN901, now known as NBI-921352, and an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391 (collectively, the “DTCs”). The agreement also includes a two-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors (“Research Compounds”), with an option to extend for an additional year. The Company and Neurocrine Biosciences will collaborate on the conduct of two collaboration programs: (a) a joint research collaboration to discover, identify and preclinically develop Research Compounds (the “Research Program”) and (b) a collaborative development program for XEN901 and two DTCs selected by the joint steering committee (the “Initial Development Program”).

At execution of the agreement, Neurocrine Biosciences paid the Company an upfront cash payment of $30,000 and a $20,000 equity investment in the Company. The equity investment was measured at fair value of $16,667 on the date of issuance and the resulting premium $3,333, together with the upfront cash payment totaling $33,333, was the transaction price of the arrangement for allocation to the performance obligations.  The agreement includes the following performance obligations: (i) an exclusive license to XEN901 with associated technology and know-how transfer, (ii) an exclusive license to the DTCs with associated know-how transfer, (iii) a license to Research Compounds and research services under the Research Program, (iv) development services under the Initial Development Program for XEN901, and (v) development services under the Initial Development Program for the DTCs. The total transaction price of $33,333 was allocated to performance obligation (v) based on its estimated standalone selling price determined based on internal development plans and budget, with the balance allocated to performance obligations (i) and (ii) by the residual approach. The Company allocated the transaction price as follows: $28,807 to performance obligations (i) and (ii), which performance obligations are delivered concurrently and are being recognized as revenue over an approximate ten month period from the signing of the agreement, which is the expected period to complete the delivery of the licenses and transfer of the relevant technology and know-how, and $4,526 to performance obligation (v) which is being recognized as revenue over an approximate thirteen month period beginning March 2020 which is the expected period to complete the development services.

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

During the three months ended March 31, 2020, the Company recognized $7,078 of revenue which comprised of $5,761 associated with (i) the exclusive license to XEN901 and (ii) the exclusive license to the DTCs; $1,234 for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for XEN901; and $83 for (v) development services under the Initial Development Program for the DTCs.  As of March 31, 2020, there is $1,234 of accounts receivable and $24,608 of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as current on the balance sheet based on the period the services are expected to be delivered.

The Company has an option to co-fund 50% of the development costs of XEN901 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of March 31, 2020.

Neurocrine Biosciences was a related party as of December 31, 2019 but was not considered a related party as of March 31, 2020.

12.	Income taxes:

Income tax (expense) recovery for the three months ended March 31, 2020 and 2019 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States. Deferred income tax assets recorded on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.

13.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement. In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement; $3,092 of services have been received to date and $3,908 remains committed as of March 31, 2020 .

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

14.	Subsequent event:

Pursuant to an agreement entered in September 2019 with Flexion Therapeutics Inc. (“Flexion”) to which Flexion acquired global rights to develop and commercialize XEN402, also known as funapide, the Company is eligible for various CMC, development and regulatory milestone payments of up to $9,000 through initiation of a Phase 2 proof-of-concept clinical trial, of which $500 related to the initiation of the first GLP toxicology study and was recognized into revenue during the year ended December 31, 2019 as the achievement of this milestone was considered highly probable. In April 2020, Flexion initiated the first GLP toxicology study, triggering the payment of this milestone previously recognized into revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 9, 2020 and with the securities commissions in British Columbia, Alberta and Ontario on March 9, 2020.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or though acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	the direct and indirect impact of COVID-19 on our business and operations, including supply chain, manufacturing, research and development costs, clinical trials and employees;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our ability to advance XEN007, XEN496 and potentially other future product candidates directly into Phase 2 or later stage clinical trials;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to identify drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Proprietary Programs

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. Designed as a randomized, double-blind, placebo-controlled, multicenter study, a Phase 2b clinical trial (called the X-TOLE study) is ongoing to evaluate the clinical efficacy, safety and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. We continue to review blinded data from patients who have been treated to date in the X-TOLE trial in order to assess safety, tolerability, and discontinuations. To date, XEN1101 has been well-tolerated and the rate of discontinuations from the study are below what was modeled. In addition, more than 90% of subjects to date from the double-blind portion of the trial have rolled-over into the open-label extension phase. Therefore, based on analysis of the blinded safety data to date, we do not expect the need to conduct an interim analysis, which was an option that would have allowed for re-sizing of lower dose groups or for other changes to the study if tolerability was different than modeled. In the context of the COVID-19 pandemic, we are in close collaboration with each of the XEN1101 clinical sites in North America and Europe, taking specific direction from their respective clinical guidelines as they relate to new patient screening and randomization. Our primary efforts are focused on patients currently enrolled in the study, either in the double-blind portion or in the open-label extension portion of the study, while making other necessary amendments in the study, including minimizing any in-person patient visits and making provisions for adequate study drug supplies to patients wherever possible, to ensure that data integrity is maintained. We are expanding the X-TOLE clinical trial to include new sites in both existing and new jurisdictions to support enhanced patient screening as soon as the individual clinical trial sites deem it safe to do so. We anticipate topline data in the first half of 2021, dependent upon patient enrollment rates, which may be impacted by the COVID-19 pandemic. We also continue to explore the development of XEN1101 in other neurological indications.

•

XEN496, a Kv7 potassium channel modulator, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of epilepsy. The U.S. Food and Drug Administration, or FDA, has granted Orphan Drug Designation, or ODD, and Fast Track designation for the investigation of XEN496 for the treatment of seizures related to KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. Published case reports where physicians have used ezogabine in infants and young children with KCNQ2-DEE suggest that ezogabine may be efficacious in this often hard-to-treat pediatric patient population. To support a planned Phase 3 clinical trial of XEN496 in patients with KCNQ2-DEE, we recently completed a pharmacokinetic, or PK, study testing our proprietary pediatric formulation (XEN496) in 24 healthy adult volunteers. Subjects were given a single 400 mg dose of XEN496 in either the fed or the fasted state. While the study was not designed to determine bioequivalence – given ezogabine is not available to use as a comparator – the PK profile observed for XEN496 supports our Phase 3 plans and appears to be comparable to historical PK data for immediate-release ezogabine tablets, with XEN496 showing similar absorption and elimination curves. We recently received additional feedback from FDA on our Phase 3 program for XEN496. The FDA has indicated that it is acceptable to study XEN496 in infants and children up to six years old, and that a single, small pivotal trial may be considered adequate in order to demonstrate XEN496’s efficacy in KCNQ2-DEE, provided the study shows evidence of a clinically meaningful benefit in patients with the intended indication. Based on the FDA’s feedback, we anticipate initiating a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the clinical efficacy, safety and tolerability of XEN496 in approximately 40 pediatric patients with KCNQ2-DEE. The primary endpoint is expected to be the median percent change in seizure frequency from baseline compared to treatment period of active versus placebo. We expect to initiate the XEN496 Phase 3 clinical trial in 2020.

•

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel modulator that modulates Cav2.1 and T-type calcium channels. Other reported mechanisms include dopamine, histamine and serotonin inhibition. A physician-led, Phase 2 proof-of-concept study is examining the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant childhood absence epilepsy, or CAE. Results from this Phase 2 study are expected in 2020, dependent upon patient enrollment rates given the ongoing COVID-19 pandemic. Depending on the final results from the study, CAE may represent a potential orphan indication for future development of XEN007.

Partnered Programs

•

We have an ongoing collaboration with Neurocrine Biosciences, Inc., or Neurocrine Biosciences, to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a clinical stage selective Nav1.6 sodium channel inhibitor with potential in SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE, and other forms of epilepsy. Neurocrine Biosciences has indicated that it anticipates filing an IND application with the FDA in mid-2020 in order to start a Phase 2 clinical trial in SCN8A-DEE patients in the second half of 2020. We are eligible to receive up to $25.0 million upon the FDA acceptance of an IND for NBI-921352, with 55% of the amount in the form of an equity investment by Neurocrine Biosciences in our common shares at a 15% premium to our 30-day trailing volume weighted average price at that time.

•

Flexion Therapeutics, Inc., or Flexion, acquired the global rights to develop and commercialize XEN402, a Nav1.7 inhibitor also known as funapide. Flexion’s pre-clinical product candidate, FX301, consists of XEN402 formulated for extended release from a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for control of post-operative pain. In April 2020, Flexion presented new animal data in an ePoster presentation on the American Society of Regional Anesthesia and Acute Pain website that showed FX301 provided sustained, post-operative analgesic effect with no impairment in motor function compared to liposomal bupivacaine and placebo.  In addition, high local concentrations of funapide, the active ingredient in FX301, were measured at the site of administration for the duration of the study which is consistent with the creation of a depot providing controlled drug release. A GLP toxicology study with FX301 commenced in April 2020, triggering a $0.5 million milestone payment to us. Flexion anticipates initiating human clinical trials in 2021.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For the three months ended March 31, 2020, we recognized revenue of $7.1 million in connection with our agreement with Neurocrine Biosciences. We did not recognize any revenue for the three months ended March 31, 2019. We had a net loss of $7.5 million for the three months ended March 31, 2020 and an accumulated deficit of $257.1 million as of March 31, 2020, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

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

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Neurocrine Biosciences:
Recognition of the transaction price	$5,844	$—
Research and development services	1,234	—
Total collaboration revenue	$7,078	$—

For the three months ended March 31, 2020, we recognized revenue of $7.1 million in connection with our agreement with Neurocrine Biosciences.  Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment, is the transaction price of the arrangement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to XEN901 with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs. In the three months ended March 31, 2020, we recognized $5.8 million of the transaction price allocated to performance obligations (i), (ii) and (iii). Performance obligations (i) and (ii) are being recognized over a ten month period from December 2019 to September 2020 which is the expected period to complete the delivery of the licenses and transfer of the relevant technology and know-how. Performance obligation (iii) is being recognized over a thirteen month period from March 2020 to March 2021 which is the expected period to complete the development services. Research and development services are recognized into revenue at fair market value as the services are rendered.

As our other internal and partnered products are in various stages of clinical and pre-clinical development, we do not expect to generate any revenue from product sales for at least the next several years. We expect that any revenue for the next several years will be derived from milestone payments and research and development funding under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future milestone or royalty payments at all.

We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

As of March 31, 2020, we have recorded $24.6 million of deferred revenue from upfront payments received under our license and collaboration agreement with Neurocrine Biosciences.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$11,791	$9,137
General and administrative	3,320	2,621
Total operating expenses	$15,111	$11,758

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our proprietary product candidates, including any acquired or in-licensed product candidates or technology, and costs to support our partnered product candidates.

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

Clinical development timelines, likelihood of regulatory approval and commercialization and associated costs are uncertain, difficult to estimate, and can vary significantly. We anticipate determining which research and development projects to pursue as well as the level of funding available for each project based on the scientific research and pre-clinical and clinical results of each product candidate and related regulatory action. We expect our research and development expenses to continue to represent our largest category of operating expenses for at least the next 12 to 24 months.

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

Critical accounting policies and significant judgments and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and significant estimates include those related to:

•	revenue recognition;
•	research and development costs; and
•	stock-based compensation

There have been no material changes in our critical accounting policies and significant judgements and estimates during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 9, 2020. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)
Revenue	$7,078	$—	$7,078
Research and development expenses	11,791	9,137	2,654
General and administrative expenses	3,320	2,621	699
Other:
Interest income	1,116	682	434
Interest expense	(330)	(358)	28
Foreign exchange gain (loss)	(238)	130	(368)
Loss before income taxes	$(7,485)	$(11,304)	$3,819

Revenue

Revenue increased by $7.1 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Revenue for the three months ended March 31, 2020 related to recognition of $5.8 million of deferred revenue as well as $1.2 million for research and development services under our license and collaboration agreement with Neurocrine Biosciences. No revenue was recognized in the comparative quarter.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)
XEN1101 expenses	$5,241	$3,643	$1,598
XEN496 expenses	2,667	650	2,017
XEN901 expenses (now known as NBI-921352)	714	2,742	(2,028)
Pre-clinical, discovery and other program expenses	3,169	2,102	1,067
Total research and development expenses	$11,791	$9,137	$2,654

Research and development expenses increased by $2.7 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily attributable to increased spending on our clinical development product candidates XEN496 and XEN1101, and, to a lesser extent, increased spending on our pre-clinical, discovery and other internal program expenses. This was partially offset by decreased spending on XEN901 (now known as NBI-921352) as clinical developments costs associated with the development of product candidates under the collaboration including NBI-921352 are borne by Neurocrine Biosciences. Certain costs related to NBI-921352 development activities have been incurred by Xenon in the period; Neurocrine Biosciences reimburses Xenon for development services incurred by Xenon at fair market value with the exception of certain near-term manufacturing costs which continue to be borne by Xenon under the terms of the collaboration agreement.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)
General and administrative expenses	$3,320	$2,621	$699

General and administrative expenses increased by $0.7 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily attributable to increased stock-based compensation expense, salaries and benefits, insurance premiums, and business development expenses, partially offset by a decrease in legal fees for intellectual property protection.

Other Income

The following table summarizes our other income for the three months ended March 31, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)
Other income	$548	$454	$94

Other income increased by $0.1 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase in other income was primarily driven by an increase in interest income offset by a change in foreign exchange gains and losses. We recorded an increase of $0.4 million in interest income as a result in an increase in our average cash and investment balances for the three months ended March 31, 2020 as compared to the same period in 2019. This was partially offset by a foreign exchange loss of $0.2 million for the three months ended March 31, 2020 as compared to a $0.1 million foreign exchange gain for the same period in 2019, largely due to an 8% decrease as compared to a 2% increase in the value of the Canadian dollar, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and, to a lesser extent, government funding. As of March 31, 2020, we had cash and cash equivalents and marketable securities of $229.7 million.

We have incurred significant operating losses since inception. We had a $7.5 million net loss for the three months ended March 31, 2020 and an accumulated deficit of $257.1 million from inception through March 31, 2020. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, we entered into an underwriting agreement with Jefferies LLC, or Jefferies, Stifel, Nicolaus & Company, Incorporated, or Stifel, and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed in January 2020 and the underwriters’ option was exercised in full in February 2020. We issued an aggregate of 4,312,500 common shares and raised total net proceeds of $64.9 million, net of underwriting discounts and commissions, but before offering expenses. In December 2019, pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and we issued 1,408,847 common shares to Neurocrine Biosciences for an aggregate purchase price of $20.0 million. Further, in November 2019, we entered into an at-the-market equity offering sales agreement, or the Sales Agreement, with Jefferies and Stifel, to sell our common shares having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agent. As of January 14, 2020, we had sold an aggregate of 3,252,330 common shares for net proceeds of $48.8 million, net of commissions paid, but excluding estimated transaction expenses. During the year ended December 31, 2018, we also entered into an amended and restated loan and security agreement with Silicon Valley Bank, or the Bank, providing for a term loan to us with an aggregate principal amount of $15.5 million. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date, pursuant to the terms of our amended and restated loan and security agreement.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(13,067)	$(8,696)
Net cash used in investing activities	(52,925)	(7,003)
Net cash provided by financing activities	102,470	58

Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities totaled $13.1 million, compared to $8.7 million for the same period in 2019. The increase in cash used in operating activities was primarily related to an increase in research and development and general and administrative expenses and changes in working capital, partially offset by increases in revenue and interest income.

Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities totaled $52.9 million, compared to net cash used in investing activities of $7.0 million for the same period in 2019. The increase in cash used investing activities was driven by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities totaled $102.5 million, compared to $0.1 million for the same period in 2019. The increase in cash provided by financing activities was primarily related to net proceeds from the issuance of common shares during the three months ended March 31, 2020.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2019 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 9, 2020.

As of March 31, 2020, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K other than the following:

In August 2018, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, or Amended and Restated Loan Agreement, providing for a term loan to us with an aggregate principal amount of $15.5 million. On May 20, 2020, we repaid the total outstanding term loan balance ahead of the maturity date. The repayment consisted of (i) the outstanding principal balance, (ii) a final payment fee of $1.0 million, which has been partially accrued over the term of the loan up to the date of repayment, and (iii) a prepayment fee of $0.2 million.  At the time of repayment, all liabilities and obligations under the Amended and Restated Loan Agreement terminated automatically. The repayment did not affect the Bank’s rights in connection with the warrant to the Bank to purchase 40,000 of our common shares at a price per common share of $9.79 which will remain outstanding until exercised or expired.

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

Outstanding Share Data

As of May 18, 2020, we had 34,974,119 common shares issued and outstanding, outstanding stock options to purchase an additional 4,492,149 common shares and an outstanding warrant to purchase an additional 40,000 common shares. In addition, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 10b to our consolidated financial statements included in Part I, Item 1 of this report.

2019 Inducement Equity Incentive Plan

On September 9, 2019, our board of directors adopted the 2019 Inducement Equity Incentive Plan, or the Inducement Plan, and, subject to the adjustment provisions of the Inducement Plan, reserved 400,000 of our common shares for issuance pursuant to equity awards granted under the Inducement Plan.

The Inducement Plan was adopted without shareholder approval in accordance with the applicable Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including share options, share appreciation rights, restricted share awards, restricted share unit awards and performance share awards, and its terms are substantially similar to our 2014 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. However, our 2014 Equity Incentive Plan permits certain exchange programs (which includes repricings) without shareholder approval, while the Inducement Plan requires shareholder approval for such exchange programs.

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

At our 2020 annual meeting of shareholders to be held on June 1, 2020, we are asking our shareholders to approve the amendment and restatement of our 2014 Equity Incentive Plan to increase the number of common shares reserved for issuance thereunder by 4,000,000 shares and to make certain other changes. If the amendment and restatement of our 2014 Equity Incentive Plan is approved, the 2019 Inducement Equity Incentive Plan will be automatically terminated, but existing outstanding awards granted pursuant to such plan will continue to be governed by such plan’s terms.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had net losses of $7.5 million for the three months ended March 31, 2020 and an accumulated deficit of $257.1 million as of March 31, 2020, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the three months ended March 31, 2020, we incurred $11.8 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in November 2019, we entered into the November 2019 sales agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell up to $50.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agents. As of January 14, 2020, we had sold an aggregate of 3,252,330 common shares for net proceeds of $48.8 million, net of commissions paid, but excluding estimated transaction expenses. Additionally, in December 2019, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, Inc., or Neurocrine Biosciences, we issued 1,408,847 common shares to Neurocrine Biosciences for an aggregate purchase price of $20.0 million. In January 2020, we completed an underwritten public offering of 3,750,000 of our common shares at a public offering price of $16.00 per share for net proceeds of $56.7 million, net of underwriting discounts and commissions, but before other offering expenses. In February 2020, the underwriters of the January 2020 public offering exercised their option to purchase an additional 562,500 of our common shares at a public offering price of $16.00 per share, raising additional net proceeds of $8.5 million, net of underwriting discounts and commissions, but before other offering expenses. We were also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we had borrowed an aggregate principal amount of $15.5 million. The restated loan and security agreement was secured by substantially all of our assets except intellectual property and required compliance with various affirmative and negative covenants. On May 20, 2020, we repaid the total outstanding term loan balance ahead of the maturity date and all encumbrances have been removed by Silicon Valley Bank. Any future incurrence of indebtedness would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Such covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Global credit and financial markets experienced extreme disruptions at various points over the last decade, including most recently in connection with the novel coronavirus, or COVID-19 pandemic, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the disruption in credit and financial markets and deterioration of confidence in economic conditions in connection with COVID-19 continues, or if another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

We are subject to risks associated with currency fluctuations which could impact our results of operations.

As of March 31, 2020, approximately 4% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

We have historically financed our cash needs through a combination of sources including debt financing, which arrangements can contain operating and financial covenants that may restrict our business and financing activities.

We have historically financed our cash needs through a combination of collaboration agreements, equity and debt financings. Debt financings may require a security interest in substantially all of our assets and may also restrict our ability, among other things, to:

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

For example, in August 2018, we entered into an amended and restated loan and security agreement with Silicon Valley Bank providing for a term loan to us with an aggregate principal amount of $15.5 million. Borrowings under this amended and restated loan and security agreement were secured by substantially all of our assets except intellectual property and also subjected us to certain affirmative and restrictive covenants.  In May 2020, we repaid our borrowings and terminated the amended and restated loan agreement; however, we may consider similar debt financing arrangements in the future.  Any such debt financing we seek in the future may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies.

Risks Related to Our Business

We, or our collaborators, may fail to successfully develop our product candidates.

Our and our collaborators’ clinical product candidates, which include XEN1101, XEN007, and NBI-921352 (previously known as XEN901 and being developed by our collaborator Neurocrine Biosciences), along with product candidates we expect to enter clinical development, which include XEN496, FX301 (being developed by Flexion Therapeutics, Inc., or Flexion) and our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline in the market price of our common shares could result.

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

If more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamat, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel and cannabidiol. The FDA has not yet approved any drug products specifically for the KCNQ2 developmental and epileptic encephalopathy indication (otherwise known as KCNQ2-DEE or EIEE7) or for the SCN8A developmental and epileptic encephalopathy indication (otherwise known as SCN8A-DEE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. There are other ASMs in development that could potentially compete with our products, including products in development from Biogen Inc., Eisai Co., Ltd., Insys Therapeutics Inc., Knopp Biosciences LLC, Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Ovid Therapeutics Inc., Praxis Precision Medicines, Inc.,  Sage Therapeutics, SK Life Science Inc., Sunovion Pharmaceuticals Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., UCB, Inc., Upsher-Smith Laboratories, Inc., and Zogenix, Inc.

Drug discovery and development for various pain applications is intensely competitive. There are a large number of approved products for neuropathic pain, inflammatory pain and other pain indications. These approved products include capsaicin, celecoxib, lidocaine, narcotic analgesics, gabapentin, and pregabalin. We are also aware of development programs at several pharmaceutical and biotechnology companies that are developing Nav1.7 inhibitors or other sodium channel inhibitors for the treatment of pain, including Amgen Inc., AstraZeneca PLC, Biogen Inc., Bristol-Myers Squibb Company, Dainippon Sumitomo Co., Ltd., Eli Lilly and Company, H. Lundbeck A/S, Merck & Co., Inc., NeuroQuest Inc., Newron Pharmaceuticals SpA, Vertex Pharmaceuticals Inc., Voyager Therapeutics, Inc. and Chromocell Corporation in collaboration with its partner Astellas Pharma Inc. Moreover, we are aware of various other product candidates in development that target other mechanisms of action to treat various pain indications, including calcium channel inhibitors, nerve growth factor inhibitors, and Nav1.8 inhibitors.

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

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees work from home. As a result, we are increasingly dependent upon our technology systems to operate our business with a remote workforce and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data. A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. In addition, the loss of pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. To the extent that any disruption or cybersecurity breach was to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and other remediation costs, and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cybersecurity breach of our systems nor experienced a material system failure, our internal computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, third-party contract research organizations, or CROs, or other contractors, consultants, directors and partners remain potentially vulnerable to damage from these events.

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

•	tighter restrictions on privacy and the collection and use of data, including clinical data and genetic material, may apply in jurisdictions outside of North America;
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•

supply and other disruptions resulting from the impact of public health epidemics, including the COVID-19 pandemic, on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

If any of these issues were to occur, our business could be materially harmed.

The COVID-19 pandemic and other public health crises may materially and adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic and other public health crises may materially and adversely affect our business, financial condition and results of operations in several ways. For example, because our supply chain for raw materials, drug substance and drug product is worldwide, including in countries impacted by COVID-19, it could be subject to significant disruptions.  There may be related restrictions on the export, import or shipment of raw materials, drug substance or drug product that could materially delay our business or clinical trials.

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 2b XEN1101 (X-TOLE) clinical trial, which includes investigative sites in North America and Europe. We have already experienced a significant reduction in the rate of new patient enrollment in this trial due to the COVID-19 pandemic and our ability to complete patient enrollment will largely depend on future developments around COVID-19. In addition, our XEN496 Phase 3 clinical trial in KCNQ2-DEE, which is anticipated to start in 2020, is dependent upon our ability to initiate clinical sites and enroll patients despite the ongoing COVID-19 pandemic.

We have also implemented work-from-home measures for the majority of our employees since March 2020, resulting in a reduction of laboratory work and a halt of non-essential business travel. Such measures have negatively affected our employees’ productivity, our ability to perform projects in accordance with certain contractual obligations and our ability to meet other project timelines. As we transition our employees back to our premises, there is a risk that COVID-19 infections could break out at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, supplies or services in adequate quantities and at acceptable prices.

Moreover, the COVID-19 outbreak has caused significant disruption in the global and U.S. financial markets. This could impact our ability to raise additional funding, which may not be available on acceptable terms, if at all.

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross income and gross assets, we do not believe we were a PFIC for the taxable year ended December 31, 2019 but we could be a PFIC in subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for future taxable years.

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

A U.S. holder may avoid these adverse tax consequences by timely making a qualified electing fund election. For each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would be required to include in gross income its pro rata share of our net ordinary income and net capital gains, if any. A U.S. holder may make a qualified electing fund election only if we commit to provide U.S. holders with their pro rata share of our net ordinary income and net capital gains. We will provide, upon request, our U.S. holders with the information that is necessary in order for them to make a qualified electing fund election and to report their common shares of ordinary earnings and net capital gains for each year we believe we were a PFIC. U.S. holders should consult their own tax advisors with respect to making this election and the related reporting requirements.

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

•	a requirement to undertake and complete additional pre-clinical studies to generate data required to support the continued clinical development of a product candidate or submission of an NDA;
•	inability to enroll sufficient patients to complete a protocol, particularly in orphan diseases;
•	difficulty in having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with drug product or drug substance storage, stability and distribution;
•	our inability to add new or additional clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our pre-clinical studies and clinical trials;
•	unforeseen disruptions, caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

These risks and uncertainties could impact any of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. For example, we recently announced that due to the impact of the COVID-19 pandemic, we are temporarily experiencing a significant reduction in the rate of new patient enrollment in our ongoing Phase 2b XEN1101 (X-TOLE) clinical trial, which includes clinical trial sites in North America and Europe.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for diseases for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. In addition, our focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. Related to our collaboration with Genentech, a member of the Roche Group, and our agreement with Flexion, clinical trials for pain are inherently difficult to conduct. The primary measure of pain is based on subjective patient feedback, which can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, from patient to patient, and from site to site within a clinical study. The placebo effect also tends to have a more significant impact in pain trials.

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

Results of pre-clinical studies and/or earlier clinical trials may not be predictive of the results of later-stage clinical trials and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, Health Canada or foreign regulatory authorities.

The results of pre-clinical studies, either generated by us, such as for XEN901(which we licensed to Neurocrine Biosciences and is now known as NBI-921352) or XEN402 (which we sold to Flexion and is now known as FX301), or by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, such as for XEN1101, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, NBI-921352 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical models may not be predictive of clinical efficacy due to its novel molecular mechanism.

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

•	a collaborator may not adequately protect the intellectual property rights associated with a product or product candidate;
•	a collaborator may use our proprietary information or intellectual property in such a way as to invite litigation from a third party; and
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic.

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

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S. and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness , broken priority, lack of written description, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.

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

In addition, the stock market in general, and Nasdaq and the biopharmaceutical industry in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. These broad market and industry fluctuations may adversely affect the market price of our common shares, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

Effective December 31, 2019, we are no longer an emerging growth company which may increase our costs and demands on management and could harm our operating results and our ability to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.

Prior to our loss of emerging growth company status, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. We may no longer avail ourselves of this exemption following the loss of our emerging growth company status and, as a result, we may incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. If we are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley; however, we cannot be certain at this time of our future classification and we may remain subject to Section 404(b) of Sarbanes-Oxley.

We currently do not have an internal audit group, and we may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Implementing any appropriate changes to our internal control over financial reporting may require specific compliance training for our directors, officers and employees and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. We may also be required to obtain an independent assessment of the effectiveness of our internal controls which could detect problems that our management’s assessment might not. Going forward, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements, investors may lose confidence in our reported financial information, which could cause the market price of our common shares to decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation.

Future sales and issuances of our common shares, preferred shares, or rights to purchase common shares, including warrants or pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common shares to fall.

As of March 31, 2020, stock options to purchase 4,527,992 of our common shares with a weighted-average exercise price of $8.82 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. During the year ended December 31, 2018, certain funds affiliated with BVF Partners L.P. exercised their conversion rights to convert 1,852,000 Series 1 Preferred Shares into the same number of common shares. The exercise of any of these stock options or warrant or conversion of the remaining Series 1 Preferred Shares would result in dilution to current shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

We have broad discretion in the application of any net proceeds we have received pursuant to our January 2020 public offering of common shares, our November 2019 “at-the-market” equity offering program with Jefferies and Stifel and our sale of common shares to Neurocrine Biosciences in December 2019, as well as the net proceeds to us from previous equity and debt financings. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Item 5. Other Information

On May 20, 2020, the Company terminated its amended and restated loan and security agreement, dated August 3, 2018, by and between the Company and Silicon Valley Bank and paid approximately $15.7 million to prepay in full outstanding amounts borrowed and fees owing in connection with the termination. For additional information relating to the termination and prepayment, see note 9 to our consolidated financial statements included in Part I, Item 1 of this report.

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

Date: May 21, 2020

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer

Date: May 21, 2020

By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer