Form 10-Q/A
period 2020-03-31
Xenon Pharmaceuticals Inc.
filed 2020-05-22
CIK 1582313

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Xenon Pharmaceuticals Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, originally filed with the Securities and Exchange Commission on May 21, 2020 and with the Canadian Securities Authorities on May 22, 2020, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language ("XBRL") data associated with the Form 10-Q was omitted from that filing and is being resubmitted. No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-Q.

Part II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Previously filed or furnished as an exhibit to Xenon Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q filed on May 21, 2020.
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2020

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2020

By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer (Principal Financial and Accounting Officer)