Form 10-Q/A
period 2020-03-31
Xenon Pharmaceuticals Inc.
filed 2020-05-26
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to Xenon Pharmaceuticals Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, originally filed with the Securities and Exchange Commission on May 21, 2020 and with the Canadian Securities Authorities on May 22, 2020, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language ("XBRL") data associated with the Form 10-Q was omitted from that filing and is being resubmitted. No other changes have been made to the Form 10-Q. This Amendment No. 2 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-Q.

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

Date: May 26, 2020

XENON PHARMACEUTICALS INC.

By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer (Principal Executive Officer)

Date: May 26, 2020

By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer (Principal Financial and Accounting Officer)