Form 10-Q
period 2020-06-30
Xenon Pharmaceuticals Inc.
filed 2020-08-06
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 34,994,946 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$44,199	$24,755
Marketable securities	158,555	116,603
Accounts receivable	1,786	813
Prepaid expenses and other current assets	2,470	2,695
	207,010	144,866
Operating lease right-of-use asset (note 7)	1,029	933
Property, plant and equipment, net	2,347	1,660
Deferred tax assets (note 12)	290	238
Total assets	$210,676	$147,697

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 8)	$7,769	$8,818
Deferred revenue (note 11)	12,692	29,743
Operating lease liability (note 7)	594	168
Term loan (note 9)	—	4,650
	21,055	43,379
Deferred revenue, long-term (note 11)	—	709
Operating lease liability, long-term (note 7)	323	743
Term loan, long-term (note 9)	—	10,889
	$21,378	$55,720

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2019 - 1,016,000) (note 10)	$7,732	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 34,994,790 (December 31, 2019 - 28,139,228) (note 10)	397,652	294,244
Additional paid-in capital	42,218	40,646
Accumulated deficit	(257,314)	(249,655)
Accumulated other comprehensive loss	(990)	(990)
	$189,298	$91,977
Total liabilities and shareholders’ equity	$210,676	$147,697

Commitments and contingencies (note 13)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue (note 11)	$13,384	$—	$20,462	$—

Operating expenses:
Research and development	10,720	8,205	22,511	17,342
General and administrative	3,310	2,307	6,630	4,928
	14,030	10,512	29,141	22,270
Loss from operations	(646)	(10,512)	(8,679)	(22,270)
Other income (expense):
Interest income	912	706	2,028	1,388
Interest expense	(154)	(365)	(484)	(723)
Foreign exchange gain	662	135	424	265
Loss on repayment of term loan (note 9)	(988)	—	(988)	—
Loss before income taxes	(214)	(10,036)	(7,699)	(21,340)
Income tax (expense) recovery (note 12)	39	29	40	(8)
Net loss and comprehensive loss	(175)	(10,007)	(7,659)	(21,348)
Net loss attributable to preferred shareholders	(5)	(380)	(222)	(810)
Net loss attributable to common shareholders	$(170)	$(9,627)	$(7,437)	$(20,538)
Net loss per common share (note 5):
Basic and diluted	$(0.00)	$(0.37)	$(0.22)	$(0.80)
Weighted-average common shares outstanding (note 5):
Basic	34,979,282	25,773,879	34,084,508	25,763,858
Diluted	34,979,282	25,775,559	34,084,508	25,763,858

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

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	1,016,000	$7,732	28,139,228	$294,244	$40,646	$(249,655)	$(990)	$91,977
Net loss for the period						(7,484)		(7,484)
Issuance of common shares, net of issuance costs (note 10a)			6,759,187	102,456				102,456
Stock-based compensation expense					1,015			1,015
Issued pursuant to exercise of stock options			57,857	607	(593)			14
Balance as of March 31, 2020	1,016,000	$7,732	34,956,272	$397,307	$41,068	$(257,139)	$(990)	$187,978
Net loss for the period						(175)		(175)
Stock-based compensation expense					1,472			1,472
Issued pursuant to exercise of stock options			38,518	345	(322)			23
Balance as of June 30, 2020	1,016,000	$7,732	34,994,790	$397,652	$42,218	$(257,314)	$(990)	$189,298
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(7,659)	$(21,348)
Items not involving cash:
Depreciation	271	179
Amortization of discount on term loan	216	255
Deferred income tax recovery	(52)	(11)
Stock-based compensation	2,487	955
Unrealized foreign exchange (gain) loss	23	(225)
Unrealized gain on marketable securities	(532)	(143)
Loss on repayment of term loan (note 9)	988	—
Changes in operating assets and liabilities:
Accounts receivable	(1,009)	(15)
Prepaid expenses and other current assets	225	522
Accounts payable and accrued expenses	(1,054)	2,388
Deferred revenue	(17,760)	—
Net cash used in operating activities	(23,856)	(17,443)

Investing activities:
Purchases of property, plant and equipment	(1,016)	(600)
Purchases of marketable securities	(146,773)	(64,176)
Proceeds from marketable securities	105,798	51,145
Net cash used in investing activities	(41,991)	(13,631)

Financing activities:
Repayment of term loan and repayment fees (note 9)	(16,743)	—
Issuance of common shares, net of issuance costs (note 10a)	102,456	—
Issuance of common shares pursuant to exercise of stock options	37	69
Net cash provided by financing activities	85,750	69
Effect of exchange rate changes on cash and cash equivalents	(459)	326
Increase (decrease) in cash and cash equivalents	19,444	(30,679)
Cash and cash equivalents, beginning of period	24,755	67,754
Cash and cash equivalents, end of period	$44,199	$37,075

Supplemental disclosures:
Interest paid	$339	$468
Interest received	2,191	1,269
Cash paid for operating lease	311	314
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	876	9

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

The Company has incurred significant operating losses since inception. As of June 30, 2020, the Company had an accumulated deficit of $257,314 and a $7,659 net loss for the six months ended June 30, 2020. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

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

The Company has one wholly-owned subsidiary as of June 30, 2020, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2020 and 2019 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2019 Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the policies described in notes 3 and 4 below.

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

There was no material impact to the Company’s consolidated financial statements as of and for the three and six month periods ended June 30, 2020; however, the full extent to which the COVID-19 pandemic may have a direct or indirect impact to our business, results of operations and financial condition, including revenue, expenses, research and clinical development plans and timelines, depends on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, as well as the economic impact on local, regional, national and global markets. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.
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

For the three and six months ended June 30, 2020 and 2019, basic net income (loss) per common share are calculated using the two-class method required for participating securities which includes 1,016,000 Series 1 Preferred Shares as a separate class for the respective periods (three and six months ended June 30, 2019 – 1,016,000). The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period.

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

For the three and six months ended June 30, 2020, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

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

The following table sets out the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Allocation of loss attributed to shareholders
Basic	$(170)	$(9,627)	$(7,437)	$(20,538)
Adjustment for change in fair value of liability classified stock options	—	(5)	—	—
	$(170)	$(9,632)	$(7,437)	$(20,538)
Denominator:
Weighted average number of shares:
Basic	34,979,282	25,773,879	34,084,508	25,763,858
Adjustment for dilutive effect of stock options	—	1,680	—	—
Diluted	34,979,282	25,775,559	34,084,508	25,763,858
Net loss attributable to shareholders per share - basic	$(0.00)	$(0.37)	$(0.22)	$(0.80)
Net loss attributable to shareholders per share - diluted	$(0.00)	$(0.37)	$(0.22)	$(0.80)

6.	Fair value of financial instruments:

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

The cost components of the operating lease were as follows for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease Cost
Operating lease expense	$151	$109	$260	$218
Variable lease expense(1)	132	134	267	268
Lease Term and Discount Rate
Remaining lease term (years)	1.75	2.75	1.75	2.75
Discount rate	3.75%	3.75%	3.75%	3.75%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of June 30, 2020 were as follows:

Year ending December 31:
2020	312
2021	587
2022	46
Total future minimum lease payments	$945
Less: imputed interest	(28)
Present value of lease liabilities	$917
8.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Trade payables	$1,633	$2,473
Employee compensation, benefits, and related accruals	1,830	2,892
Consulting and contracted research	4,056	3,104
Professional fees	222	154
Other	28	195
Total	$7,769	$8,818
9.	Term loan:

In August 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to extend a term loan to the Company with a principal amount of $15,500.

In May 2020, the Company repaid the total outstanding term loan balance ahead of the maturity date. The repayment consisted of (i) the outstanding principal balance, (ii) a final payment fee of $1,008, which was partially accrued up to the date of repayment, and (iii) a prepayment fee of $225. At the time of repayment, all liabilities and obligations under the Amended and Restated Loan Agreement terminated automatically. The Company recorded a loss on repayment of the term loan of $988, which represents the difference between the carrying value of the term loan on the repayment date and the amount paid to extinguish the term loan. The repayment did not affect the Bank’s rights in connection with the warrant to the Bank to purchase 40,000 of our common shares at a price per common share of $9.79 which will remain outstanding until exercised or expired in August 2028.

10.	Share capital:
(a)	Financing:

In November 2019, the Company entered into an at-the-market equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) to sell common shares of the Company having aggregate gross proceeds of up to $50,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents. As of December 31, 2019, the Company had sold 805,643 common shares under the sales agreement for proceeds of approximately $10,771, net of commissions paid, but excluding transaction expenses. In January 2020, the Company sold an additional 2,446,687 common shares for proceeds of approximately $37,979, net of commissions paid, but excluding transaction expenses.

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

BVF was a related party of the Company prior to the closing of the exchange agreement, and continues to be a related party as of June 30, 2020 and thereafter.

(c)	Stock-based compensation:

In June 2020, the shareholders of the Company approved the Amended and Restated 2014 Equity Incentive Plan (the “Amended and Restated 2014 Plan”) amending certain provisions of the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). The annual automatic share increase provision of the 2014 Plan was eliminated and the number of common shares available for issuance was increased by 4,000,000 over the existing share reserve under the 2014 Plan. The number of common shares that can be issued through restricted share awards, restricted share unit awards, or performance share awards was amended to be limited to 1,000,000 common shares, in the aggregate. Other amendments were made to terms of the 2014 Plan with respect to repricing, change of control and payment of dividends and other distributions.

In connection with the shareholder approval of the Amended and Restated 2014 Plan, the Company’s non-shareholder-approved 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”) was terminated.  No further options will be granted under the 2019 Inducement Plan, and the 2019 Inducement Plan will continue to govern the options granted thereunder.

The following table presents stock option activity for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Outstanding, beginning of period	4,527,992	2,667,449	3,534,236	2,671,906
Granted	127,300	—	1,245,650	21,900
Exercised(1)	(54,716)	(3,461)	(153,042)	(25,863)
Forfeited, cancelled or expired	(5,144)	(200)	(31,412)	(4,155)
Outstanding, end of period	4,595,432	2,663,788	4,595,432	2,663,788
Exercisable, end of period	2,114,647	1,913,129	2,114,647	1,913,129

(1)

During the six months ended June 30, 2020, 10,715 stock options were exercised for the same number of common shares for cash (six months ended June 30, 2019 – 23,472). In the same period, the Company issued 85,660 common shares (six months ended June 30, 2019 – 863) for the cashless exercise of 142,327 stock options (six months ended June 30, 2019 – 2,391).

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019
Average risk-free interest rate	0.48%	N/A	0.77%	2.58%
Expected volatility	68%	N/A	68%	76%
Average expected term (in years)	6.86	N/A	6.75	6.27
Expected dividend yield	0%	N/A	0%	0%
Weighted average fair value of stock options granted	$8.27	N/A	$7.50	$5.34

(1)	No stock options were granted during the three months ended June 30, 2019.
11.	Revenue:

Revenue was as follows for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Neurocrine Biosciences:
Recognition of the transaction price	$11,916	$—	$17,760	$—
Research and development services	1,468	—	2,702	—
Total collaboration revenue	$13,384	$—	$20,462	$—

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

At execution of the agreement, Neurocrine Biosciences paid the Company an upfront cash payment of $30,000 and a $20,000 equity investment in the Company. The equity investment was measured at fair value of $16,667 on the date of issuance and the resulting premium $3,333, together with the upfront cash payment totaling $33,333, was the transaction price of the arrangement for allocation to the performance obligations.  The agreement includes the following performance obligations: (i) an exclusive license to XEN901 with associated technology and know-how transfer, (ii) an exclusive license to the DTCs with associated know-how transfer, (iii) a license to Research Compounds and research services under the Research Program, (iv) development services under the Initial Development Program for XEN901, and (v) development services under the Initial Development Program for the DTCs. The total transaction price of $33,333 was allocated to performance obligation (v) based on its estimated standalone selling price determined based on internal development plans and budget, with the balance allocated to performance obligations (i) and (ii) by the residual approach. The Company allocated the transaction price as follows: $28,807 to performance obligations (i) and (ii), which performance obligations are delivered concurrently and are being recognized as revenue over an approximate eleven month period from the signing of the agreement, which is the expected period to complete the delivery of the licenses and transfer of the relevant technology and know-how, and $4,526 to performance obligation (v) which is being recognized as revenue over an approximate thirteen month period beginning March 2020 which is the expected period to complete the development services.

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

During the three and six month periods ended June 30, 2020, the Company recognized $13,384 and $20,462 of revenue, respectively, which comprised of $11,523 and $17,285, respectively, associated with (i) the exclusive license to XEN901 and (ii) the exclusive license to the DTCs; $1,468 and $2,702, respectively, for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for XEN901; and $393 and $475, respectively, for (v) development services under the Initial Development Program for the DTCs.  As of June 30, 2020, there is $1,467 of accounts receivable and $12,692 of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as current on the balance sheet based on the period the services are expected to be delivered.

The Company has an option to co-fund 50% of the development costs of XEN901 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of June 30, 2020.

Neurocrine Biosciences was a related party as of December 31, 2019 but was not considered a related party as of June 30, 2020.

12.	Income taxes:

Income tax (expense) recovery for the three and six months ended June 30, 2020 and 2019 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States. Deferred income tax assets recorded on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 resulted from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.

13.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services. Under the terms of the agreement, the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement. In consideration for priority access to Medpace resources and preferred service rates, the Company has committed to $7,000 of services over the term of the agreement; $3,159 of services have been received to date and $3,841 remains committed as of June 30, 2020.

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

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Future potential payments to 1st Order related to the XEN1101 program include up to $1,200 in clinical development milestones, up to $6,000 in regulatory milestones, and $500 in other milestones.  Upon execution of the amendment, a payment of $300 is payable; this amount has been accrued as of June 30, 2020. There are no royalty obligations to 1st Order.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	the direct and indirect impact of COVID-19 on our business and operations, including supply chain, manufacturing, research and development costs, clinical trials and employees;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our ability to advance XEN007, XEN496 and potentially other future product candidates directly into Phase 2 or later stage clinical trials;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to identify drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Proprietary Programs

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. Designed as a randomized, double-blind, placebo-controlled, multicenter study, a Phase 2b clinical trial (called the X-TOLE study) is ongoing to evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. We are in close collaboration with each of the XEN1101 clinical sites in North America and Europe, taking specific direction from their respective clinical guidelines as they relate to new patient screening and randomization in the context of the COVID-19 pandemic. We are expanding the X-TOLE clinical trial to include new sites in both existing and new jurisdictions to support increased patient screening. Topline data is anticipated in the first half of 2021, dependent upon the impact of COVID-19 on patient enrollment rates. We also continue to explore the development of XEN1101 in other neurological indications.

•

XEN496, a Kv7 potassium channel modulator, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of epilepsy. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation for XEN496 for the treatment of seizures associated with KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE, and Orphan Drug Designation, or ODD, for the treatment of KCNQ2-DEE. Published case reports where physicians have used ezogabine in infants and young children with KCNQ2-DEE suggest that ezogabine may be efficacious in this often hard-to-treat population. The FDA has indicated that it is acceptable to study XEN496 in pediatric patients (from one month to less than six years old) diagnosed with KCNQ2-DEE, and that a single, small pivotal trial may be considered adequate in order to demonstrate XEN496’s efficacy in pediatric patients with KCNQ2-DEE, provided the study shows evidence of a clinically meaningful benefit in patients with the intended indication. To support the planned Phase 3 clinical trial of XEN496 in patients with KCNQ2-DEE, we completed a pharmacokinetic, or PK, study testing our proprietary pediatric formulation (XEN496) in 24 healthy adult volunteers. The PK profile observed for XEN496 is comparable to historical PK data for immediate-release ezogabine tablets, with XEN496 showing similar absorption and elimination curves, which supports plans for Phase 3 development. The proposed trial design is a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the clinical efficacy, safety, and tolerability of XEN496 in approximately 40 pediatric patients with KCNQ2-DEE. The primary endpoint is expected to be the median percent change in seizure frequency from baseline compared to treatment period of active versus placebo. We have filed the final clinical trial protocol with the FDA, and feedback is expected in the near-term. We anticipate initiating the XEN496 Phase 3 clinical trial in 2020.

•

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel modulator that modulates Cav2.1 and T-type calcium channels. Other reported mechanisms include dopamine, histamine, and serotonin inhibition. A physician-led, Phase 2 proof-of-concept study is examining the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant childhood absence epilepsy, or CAE. Due to the impact of COVID-19 on clinical trial enrollment rates and specifically due to the closure of our investigator site for a number of months in Canada, the topline results from this study are now expected in the first half of 2021. Depending on the final results, CAE may represent a potential orphan indication for future development of XEN007.

Partnered Programs

•

We have an ongoing collaboration with Neurocrine Biosciences, Inc., or Neurocrine Biosciences, to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a clinical stage selective Nav1.6 sodium channel inhibitor with potential in SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE, and other forms of epilepsy. Neurocrine Biosciences has indicated that it anticipates filing an Investigational New Drug, or IND, application with the FDA in the near-term in order to start a Phase 2 clinical trial in SCN8A-DEE patients in the second half of 2020. We are eligible to receive up to $25.0 million upon the FDA acceptance of an IND for NBI-921352, with 55% of the amount in the form of an equity investment by Neurocrine Biosciences in our common shares at a 15% premium to our 30-day trailing volume weighted average price at that time.

•

Flexion Therapeutics, Inc., or Flexion, acquired the global rights to develop and commercialize XEN402, a Nav1.7 inhibitor also known as funapide. Flexion’s pre-clinical FX301 consists of XEN402 formulated for extended release from a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for control of post-operative pain. Flexion anticipates initiating human clinical trials in 2021.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For the six months ended June 30, 2020 we recognized revenue of $20.5 million in connection with our agreement with Neurocrine Biosciences. We did not recognize any revenue for the six months ended June 30, 2019. We had a net loss of $7.7 million for the six months ended June 30, 2020 and an accumulated deficit of $257.3 million as of June 30, 2020, from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have not generated any significant royalty or other revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. We expect that our revenue in the near term will be substantially dependent on our collaboration agreements. Given the uncertain nature of clinical development of our current and future product candidates and the commercialization of current and future products, we cannot predict when or whether we will receive further milestone payments under our current or future collaboration agreements or whether we will be able to report either revenue or net income in future years.

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

Recent Developments

The board of directors previously approved, subject to shareholder approval, the Amended and Restated 2014 Equity Incentive Plan, or the Amended and Restated 2014 Plan, amending certain provisions of our 2014 Equity Incentive Plan, or the 2014 Plan. At our 2020 annual meeting of shareholders held on June 1, 2020, our shareholders approved the Amended and Restated 2014 Plan which reserved an additional 4,000,000 of our common shares for issuance over the existing share reserve under the 2014 Plan. For additional information, see “Amended and Restated 2014 Equity Incentive Plan” below or refer to our Current Report on Form 8-K, filed with the SEC and the Canadian Securities Commissions on June 3, 2020.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. We have not generated any significant royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever.

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Neurocrine Biosciences:
Recognition of the transaction price	$11,916	$—	$17,760	$—
Research and development services	1,468	—	2,702	—
Total collaboration revenue	$13,384	$—	$20,462	$—

For the three and six months ended June 30, 2020, we recognized revenue of $13.4 million and $20.5 million, respectively, in connection with our agreement with Neurocrine Biosciences.  Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment, is the transaction price of the arrangement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to XEN901 (now known as NBI-921352) with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs. In the three and six months ended June 30, 2020, we recognized $11.9 million and $17.8 million, respectively, of the transaction price allocated to performance obligations (i), (ii) and (iii). Performance obligations (i) and (ii) are being recognized over an eleven month period from December 2019 to October 2020 which is the expected period to complete the delivery of the licenses and transfer of the relevant technology and know-how. Performance obligation (iii) is being recognized over a thirteen month period from March 2020 to March 2021 which is the expected period to complete the development services. Research and development services are recognized into revenue at fair market value as the services are rendered.

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

As of June 30, 2020, we have recorded $12.7 million of deferred revenue from the upfront payments received under our license and collaboration agreement with Neurocrine Biosciences.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$10,720	$8,205	$22,511	$17,342
General and administrative	3,310	2,307	6,630	4,928
Total operating expenses	$14,030	$10,512	$29,141	$22,270

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

Interest Expense. Interest expense consists of accrual of the final payment fee, amortization of debt discounts, and interest charged on our borrowings with Silicon Valley Bank which accrued interest at a floating per annum rate of 0.5% above the prime rate. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date.

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

Loss on repayment of term loan. In May 2020, we repaid the total outstanding balance of our term loan with Silicon Valley Bank ahead of the maturity date. We recorded a one-time loss of $1.0 million on the repayment of the term loan, inclusive of repayment fees.

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

There have been no material changes in our critical accounting policies and significant judgements and estimates during the six months ended June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 9, 2020. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the three and six months ended June 30, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2020 vs. 2019	Six Months Ended June 30,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Revenue	$13,384	$—	$13,384	$20,462	$—	$20,462
Research and development expenses	10,720	8,205	2,515	22,511	17,342	5,169
General and administrative expenses	3,310	2,307	1,003	6,630	4,928	1,702
Other:
Interest income	912	706	206	2,028	1,388	640
Interest expense	(154)	(365)	211	(484)	(723)	239
Foreign exchange gain	662	135	527	424	265	159
Loss on repayment of term loan	(988)	—	(988)	(988)	—	(988)
Loss before income taxes	$(214)	$(10,036)	$9,822	$(7,699)	$(21,340)	$13,641

Revenue

Revenue increased by $13.4 million and $20.5 million in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively. Revenue for the three and six months ended June 30, 2020 related to recognition of $11.9 million and $17.8 million of deferred revenue as well as $1.5 million and $2.7 million for research and development services under our license and collaboration agreement with Neurocrine Biosciences, respectively. No revenue was recognized in the comparative quarters.

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2020 vs. 2019	Six Months Ended June 30,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
XEN1101 expenses	$5,304	$3,585	$1,719	10,545	7,228	3,317
XEN496 expenses	1,889	922	967	$4,556	$1,572	$2,984
XEN901 expenses (now known as NBI-921352)	549	1,343	(794)	1,263	4,085	(2,822)
Pre-clinical, discovery and other program expenses	2,978	2,355	623	6,147	4,457	1,690
Total research and development expenses	$10,720	$8,205	$2,515	$22,511	$17,342	$5,169

Research and development expenses increased by $2.5 million and $5.2 million in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, the increases were primarily attributable to increased spending on our clinical development product candidates XEN496 and XEN1101, and, to a lesser extent, increased spending on our pre-clinical, discovery and other internal program expenses. This was partially offset by decreased spending on XEN901 (now known as NBI-921352) as clinical developments costs associated with the development of product candidates under the Neurocrine Biosciences collaboration including NBI-921352 are borne by Neurocrine Biosciences. Certain costs related to NBI-921352 development activities have been incurred by Xenon in the period; Neurocrine Biosciences reimburses Xenon for development services incurred by Xenon at fair market value with the exception of certain near-term manufacturing costs which continue to be borne by Xenon under the terms of the collaboration agreement.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2020 vs. 2019	Six Months Ended June 30,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
General and administrative expenses	$3,310	$2,307	$1,003	$6,630	$4,928	$1,702

General and administrative expenses increased by $1.0 million and $1.7 million in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, the increases were primarily attributable to increased stock-based compensation expense due to an increase in the number of options granted at a higher fair value, salaries and benefits due to increased headcount, and higher insurance premiums as compared to the same periods in 2019. These increases were partially offset by a decrease in legal fees due to timing of intellectual property protection activities as compared to the same periods in 2019.

Other Income

The following table summarizes our other income for the three and six months ended June 30, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2020 vs. 2019	Six Months Ended June 30,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Other income	$432	$476	$(44)	$980	$930	$50

Other income decreased by $0.04 million and increased by $0.1 million in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. For the three months ended June 30, 2020, the decrease in other income was primarily driven by a one-time loss on the repayment of our term loan with Silicon Valley Bank of $1.0 million, partially offset by an increase in foreign exchange gains. We recorded a foreign exchange gain of $0.7 million for the three months ended June 30, 2020 as compared to a $0.1 million for the same period in 2019, largely due to an increase in cash and cash equivalent and marketable securities denominated in Canadian dollars and 4% increase as compared to a 2% increase in the value of the Canadian dollar, respectively.

For the six months ended June 30, 2020, the increase in other income was primarily driven by an increase in interest income earned on our marketable securities, partially offset by a one-time loss on the repayment of our term loan with Silicon Valley Bank of $1.0 million. We recorded an increase of $0.6 million in interest income as a result in an increase in our average cash and investment balances for the six months ended June 30, 2020 as compared to the same period in 2019.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and, to a lesser extent, government funding. As of June 30, 2020, we had cash and cash equivalents and marketable securities of $202.8 million.

We have incurred significant operating losses since inception. We had a $7.7 million net loss for the six months ended June 30, 2020 and an accumulated deficit of $257.3 million from inception through June 30, 2020. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, in August 2020, we entered into an at-the-market equity offering sales agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell our common shares having aggregate sales proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel will act as sales agents. In addition, we entered into an underwriting agreement with Jefferies, Stifel, and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed in January 2020 and the underwriters’ option was exercised in full in February 2020. We issued an aggregate of 4,312,500 common shares and raised total net proceeds of $64.9 million, net of underwriting discounts and commissions, but before offering expenses. In December 2019, pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and we issued 1,408,847 common shares to Neurocrine Biosciences for an aggregate purchase price of $20.0 million. Further, in November 2019, we entered into an at-the-market equity offering sales agreement with Jefferies and Stifel, to sell our common shares having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agent. As of January 14, 2020, we had sold an aggregate of 3,252,330 common shares for net proceeds of $48.8 million, net of commissions paid, but excluding estimated transaction expenses. During the year ended December 31, 2018, we also entered into an amended and restated loan and security agreement with Silicon Valley Bank, or the Bank, providing for a term loan to us with an aggregate principal amount of $15.5 million. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date, pursuant to the terms of our amended and restated loan and security agreement.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(23,856)	$(17,443)
Net cash used in investing activities	(41,991)	(13,631)
Net cash provided by financing activities	85,750	69

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities totaled $23.9 million, compared to $17.4 million for the same period in 2019. The increase in cash used in operating activities was primarily related to an increase in research and development and general and administrative expenses and changes in working capital, partially offset by increases in research and development services revenue and interest income.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities totaled $42.0 million, compared $13.6 million for the same period in 2019. The increase in cash used investing activities was driven by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities totaled $85.8 million, compared to $0.1 million for the same period in 2019. The increase in cash provided by financing activities was primarily related to $102.5 million net proceeds from the issuance of common shares during the six months ended June 30, 2020, partially offset by the repayment of the term loan.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2019 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 9, 2020.

As of June 30, 2020, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K other than the following:

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to an asset purchase agreement. In August 2020, we and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Future potential payments to 1st Order include up to $1.2 million in clinical development milestones, up to $6.0 million in regulatory milestones, and $0.5 million in other milestones. Upon execution of the amendment, a payment of $0.3 million is payable; this amount has been accrued as of June 30, 2020. There are no royalty obligations to 1st Order.

In August 2018, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, or the Amended and Restated Loan Agreement, providing for a term loan to us with an aggregate principal amount of $15.5 million. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date. The repayment consisted of (i) the outstanding principal balance, (ii) a final payment fee of $1.0 million, which has been partially accrued over the term of the loan up to the date of repayment, and (iii) a prepayment fee of $0.2 million.  At the time of repayment, all liabilities and obligations under the Amended and Restated Loan Agreement terminated automatically. We recognized a loss on the repayment of the term loan of $1.0 million, which represented the difference between the carrying value of the term loan on the repayment date and the amount paid to extinguish the term loan. The repayment did not affect the Bank’s rights in connection with the warrant to the Bank to purchase 40,000 of our common shares at a price per common share of $9.79 which will remain outstanding until exercised or expired in August 2028.

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

Outstanding Share Data

As of August 4, 2020, we had 34,994,946 common shares issued and outstanding, outstanding stock options to purchase an additional 4,668,032 common shares and an outstanding warrant to purchase an additional 40,000 common shares. In addition, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 10b to our consolidated financial statements included in Part I, Item 1 of this report.

Amended and Restated 2014 Equity Incentive Plan

At our 2020 annual meeting of shareholders held on June 1, 2020, our shareholders approved the Amended and Restated 2014 Equity Incentive Plan, or the Amended and Restated 2014 Plan, amending certain provisions of our 2014 Equity Incentive Plan, or the 2014 Plan, including:

•	An additional 4,000,000 common shares were reserved for issuance over the existing share reserve under the 2014 Plan;

•	The annual automatic share increase (or “evergreen”) provision of the 2014 Plan was eliminated;

•

The number of common shares that can be issued through restricted share awards, restricted share unit awards, or performance share awards (“full-value awards”) was limited to 1,000,000 common shares, in the aggregate;

•	Our ability to perform a repricing or implement an exchange program with respect to awards already granted under the 2014 Plan or to be granted under the Amended and Restated 2014 Plan was eliminated;

•	We may not pay or credit dividends or other distributions with respect to any common shares subject to any unvested portion of an award;

•

The definition of “change of control” includes only the specific transactions identified in the definition, such that the Board does not have discretion to determine that any other transaction may qualify as a change of control; and

•	The Amended and Restated 2014 Plan will continue in effect for a term of ten years from April 16, 2020, the date the Board approved the Amended and Restated 2014 Plan.

In connection with the shareholder approval of the Amended and Restated 2014 Plan, our non-shareholder-approved Inducement Plan was terminated (which means no further grants can be made under the Inducement Plan, but existing outstanding awards granted pursuant to such plan will continue to be governed by such plan’s terms).

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had net losses of $7.7 million for the six months ended June 30, 2020 and an accumulated deficit of $257.3 million as of June 30, 2020, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We have not generated any significant royalty or other revenue from product sales and may never become profitable on a U.S. GAAP basis.

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. We have not generated any significant royalty or other revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the six months ended June 30, 2020, we incurred $22.5 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in November 2019, we entered into the November 2019 sales agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell up to $50.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agents. As of January 14, 2020, we had sold an aggregate of 3,252,330 common shares for net proceeds of $48.8 million, net of commissions paid, but excluding estimated transaction expenses. Additionally, in December 2019, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, Inc., or Neurocrine Biosciences, we issued 1,408,847 common shares to Neurocrine Biosciences for an aggregate purchase price of $20.0 million. In January 2020, we completed an underwritten public offering of 3,750,000 of our common shares at a public offering price of $16.00 per share for net proceeds of $56.7 million, net of underwriting discounts and commissions, but before other offering expenses. In February 2020, the underwriters of the January 2020 public offering exercised their option to purchase an additional 562,500 of our common shares at a public offering price of $16.00 per share, raising additional net proceeds of $8.5 million, net of underwriting discounts and commissions, but before other offering expenses. Further, in August 2020, we entered into the August 2020 sales agreement with Jefferies and Stifel to sell up to $100.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel will act as sales agents. We were also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we had borrowed an aggregate principal amount of $15.5 million. The restated loan and security agreement was secured by substantially all of our assets except intellectual property and required compliance with various affirmative and negative covenants. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date and all encumbrances have been removed by Silicon Valley Bank. Any future incurrence of indebtedness would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Such covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of June 30, 2020, approximately 12% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

If more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamate, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel, cannabidiol and fenfluramine. The FDA has not yet approved any drug products specifically for the KCNQ2 developmental and epileptic encephalopathy indication (otherwise known as KCNQ2-DEE or EIEE7) or for the SCN8A developmental and epileptic encephalopathy indication (otherwise known as SCN8A-DEE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. There are other ASMs in development that could potentially compete with our products, including products in development from Biogen Inc., Eisai Co., Ltd., Insys Therapeutics Inc., Knopp Biosciences LLC, Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Ovid Therapeutics Inc., Praxis Precision Medicines, Inc., Sage Therapeutics, SK Life Science Inc., Sunovion Pharmaceuticals Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., UCB, Inc., and Upsher-Smith Laboratories, Inc.

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

We have built a product development pipeline by identifying product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies. To date, our internal discovery efforts have yielded multiple development candidates, including XEN901, which we licensed to Neurocrine Biosciences and is now known as NBI-921352, and XEN402, which has been acquired by Flexion to use in its product candidate FX301. Both our internal discovery efforts and our assessment of potential acquisition or in-licensing opportunities require substantial technical, financial and human resources, regardless of whether we identify any viable product candidates.

If we are unable to identify additional product candidates suitable for clinical development and commercialization either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies, we may not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact the market price of our common shares.

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

If our discovery activities fail to identify novel targets for drug discovery, or such targets prove to be unsuitable for treating human disease, or if we are unable to develop product candidates with specificity and selectivity for such targets, we will fail to develop viable products. If we fail to develop and commercialize viable products, we will not achieve commercial success.

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

Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that many of our employees work from home. As a result, we are increasingly dependent upon our technology systems to operate our business with a remote workforce and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data. A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. In addition, the loss of pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. To the extent that any disruption or cybersecurity breach was to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and other remediation costs, and the development of our product candidates could be delayed. While we have implemented security measures and, to date, have not detected a cybersecurity breach of our systems nor experienced a material system failure, our internal computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, third-party contract research organizations, or CROs, or other contractors, consultants, directors and partners remain potentially vulnerable to damage from these events.

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

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 2b XEN1101 (X-TOLE) clinical trial, which includes investigative sites in North America and Europe. We have already experienced a significant reduction in the rate of new patient enrollment in this trial due to the COVID-19 pandemic and our ability to complete patient enrollment will largely depend on future developments around COVID-19. In addition, our XEN496 Phase 3 clinical trial in KCNQ2-DEE, which is anticipated to start in 2020, is dependent upon FDA review of the clinical trial protocol and our ability to initiate clinical sites and enroll patients despite the ongoing COVID-19 pandemic.

We have also implemented work-from-home measures for the majority of our employees since March 2020, resulting in a reduction of laboratory work and a halt of non-essential business travel. Such measures have negatively affected our employees’ productivity, our ability to perform projects in accordance with certain contractual obligations and our ability to meet other project timelines. As we have started to transition some of our employees back to our premises, there is a risk that COVID-19 infections could break out at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, clinical trial drug product, supplies or services in adequate quantities and at acceptable prices.

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

We may also be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic.

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

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE, other early infantile epileptic encephalopathies, or EIEEs, alternating hemiplegia of childhood, or AHC, hemiplegic migraine, or HM, and childhood absence epilepsy, or CAE, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our or our collaborators’ clinical trials. This means that we or our collaborators will generally have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we or our collaborators’ experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether. Even if we or our collaborators’ are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our or our collaborators’ product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for potential development in HM or AHC, has received orphan drug designation from the FDA for each indication. We have also received orphan drug designation from the FDA for XEN496, a drug we intend to begin Phase 3 development for the treatment of KCNQ2-DEE in 2020, pending FDA review of the Phase 3 trial protocol. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position. Further, not all jurisdictions, such as Canada, have orphan drug designations. Neither orphan drug designation, nor rare pediatric disease, or RPD, designation gives the drug any advantage in the regulatory review or approval process.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The Trump administration and Congress, through legislation, executive orders and other measures, has taken action to repeal and replace certain provisions of the PPACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court in the United States Supreme Court. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration has continued to pursue additional drug price control measures that could be enacted during the budget process or in other future legislation. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. On July 24, 2020, the Trump administration announced four executive orders to lower drug prices, including allowing importation of certain drugs, changing how drug rebates are negotiated by middlemen, like pharmacy benefit managers, and directing such rebates to be passed to patients as point-of-sale discounts, and requiring Medicare to pay certain Part B drugs at the lowest price available in economically comparable countries. President Trump has delayed the effective date of the international drug pricing order, pending potential discussion with major drug companies. How these executive orders will be implemented and their impact on the industry remain uncertain. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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

In most foreign countries, particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. As of July 2020, Canada is in the midst of implementing new drug pricing regulations and developing additional pricing guidance that will affect the price at which patented medicines can be sold.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or may not permit us to maintain our competitive advantage.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from offering to sell, selling, using, making or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our current or future products, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees, sublicensees, licensors or other collaborators. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently the rights relating to the patent portfolio for XEN901 (now known as NBI-921352), other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors are exclusively licensed to Neurocrine Biosciences, some of the rights relating to the patent portfolio for novel Nav1.7 inhibitors are held by Genentech and the rights to the patent portfolio for XEN402 were sold to Flexion (now known as FX301).

If any current or future licensee, sublicensee, licensor or other collaborators with rights to prosecute, assert or defend patents related to our product candidates fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using, importing, offering for sale, and/or selling competing products.

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

Claims that our product candidates or the sale, offer for sale, importation, manufacture, or use of our future products infringe the patent or other intellectual property rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

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

Defending against claims of patent infringement, misappropriation of trade secrets or other violations of intellectual property rights could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. Claims that our product candidates or the selling, using, making, offering to sell, or importing, of our future products infringe, misappropriate or otherwise violate third-party intellectual property rights could therefore have a material adverse impact on our business.

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

If third parties successfully assert their intellectual property rights against us, we might be barred from using certain aspects of our technology or barred from developing and commercializing certain products. Prohibitions against using certain technologies, or prohibitions against commercializing certain products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, if we are unsuccessful in defending against allegations that we have infringed, misappropriated or otherwise violated patent or other intellectual property rights of others, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in intellectual property litigation, and we could lose, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the intellectual property owner in order to continue our research and development programs or to market any resulting product. It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. Alternatively, we may be required to modify or redesign our current or future products, if any, in order to avoid infringing or otherwise violating third-party intellectual property rights. This may not be technically or commercially feasible, may render those products less competitive, or may delay or prevent the entry of those products to the market. Any of the foregoing could limit our research and development activities, our ability to commercialize one or more product candidates, or both.

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

If we do not obtain protection under the Hatch-Waxman Act in the U.S. and similar legislation outside of the U.S. by extending the patent terms for our product candidates, our business may be materially harmed.

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
•

the federal Open Payments program which requires applicable manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to: certain payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals and ownership or investment interests held by such healthcare professionals and their immediate family members; effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made and ownership interests held during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the collection, export, privacy, use and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

•	actions by any of our collaborators regarding our product candidates they are developing, including announcements regarding clinical or regulatory decisions or developments of our collaboration;
•	unanticipated serious safety concerns related to the use of any of our products and product candidates;
•	results from or delays of clinical trials of our product candidates;
•	failure to obtain or delays in obtaining or maintaining product approvals or clearances from regulatory authorities;
•	adverse regulatory or reimbursement announcements;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, licenses, joint ventures or capital commitments;
•	the results of our efforts to discover or develop additional product candidates;
•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;
•	regulatory or legal developments in Canada, the U.S. or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to successfully commercialize our future product candidates we develop independently, if approved;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	actual or anticipated quarterly variations in our financial results or those of our competitors;
•	any change to the composition of the board of directors or key personnel;
•	sales of common shares by us or our shareholders in the future, as well as the overall trading volume of our common shares;
•	failure to comply with covenants or make required payments under loan agreements;
•	changes in the structure of healthcare payment systems;
•	commencement of, or our involvement in, litigation;
•	the impact of the COVID-19 pandemic on our business and the macroeconomic environment;
•

general economic, industry and market conditions in the pharmaceutical and biotechnology sectors and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	the other factors described in this “Risk Factors” section.

In addition, the stock market in general, and Nasdaq and the biopharmaceutical industry in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. The COVID-19 pandemic, for example, has resulted in significant volatility. These broad market and industry fluctuations may adversely affect the market price of our common shares, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

In addition, in the future, we may issue additional common shares, preferred shares, or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise.  Any such issuance, including any issuances pursuant to our “at-the-market” equity offering program under our August 2020 sales agreement with Jefferies and Stifel, could result in substantial dilution to our existing shareholders and could cause the market price of our common shares to decline.

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

Since December 31, 2019, we are no longer an emerging growth company which may increase our costs and demands on management and could harm our operating results and our ability to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.

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

As of June 30, 2020, stock options to purchase 4,595,432 of our common shares with a weighted-average exercise price of $9.00 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. During the year ended December 31, 2018, certain funds affiliated with BVF Partners L.P. exercised their conversion rights to convert 1,852,000 Series 1 Preferred Shares into the same number of common shares. The exercise of any of these stock options or warrant or conversion of the remaining Series 1 Preferred Shares would result in dilution to current common shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

We have broad discretion in the application of any net proceeds we may receive pursuant to our August 2020 “at-the-market” equity offering program with Jefferies and Stifel, any net proceeds we have received pursuant to our January 2020 public offering of common shares, our November 2019 “at-the-market” equity offering program with Jefferies and Stifel, our sale of common shares to Neurocrine Biosciences in December 2019, as well as the net proceeds to us from previous equity and debt financings. You may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 3, 2020

10.2†	Amendment to Asset Purchase Agreement, dated August 4, 2020, by and between the Company and 1st Order Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENON PHARMACEUTICALS INC.

Date: August 6, 2020	By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer

Date: August 6, 2020	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer