Form 10-Q
period 2020-09-30
Xenon Pharmaceuticals Inc.
filed 2020-11-05
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the registrant had 35,007,366 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$15,100	$24,755
Marketable securities	175,827	116,603
Accounts receivable	1,609	813
Prepaid expenses and other current assets	2,274	2,695
	194,810	144,866
Operating lease right-of-use asset, net (note 7)	886	933
Property, plant and equipment, net	2,954	1,660
Deferred tax assets (note 12)	478	238
Total assets	$199,128	$147,697

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 8)	$8,875	$8,818
Deferred revenue (note 11)	7,446	29,743
Operating lease liability (note 7)	596	168
Term loan (note 9)	—	4,650
	16,917	43,379
Deferred revenue, long-term (note 11)	—	709
Operating lease liability, long-term (note 7)	188	743
Term loan, long-term (note 9)	—	10,889
	$17,105	$55,720

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2019 - 1,016,000) (note 10)	$7,732	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 34,994,946 (December 31, 2019 - 28,139,228) (note 10)	397,654	294,244
Additional paid-in capital	43,796	40,646
Accumulated deficit	(266,169)	(249,655)
Accumulated other comprehensive loss	(990)	(990)
	$182,023	$91,977
Total liabilities and shareholders’ equity	$199,128	$147,697

Commitments and contingencies (note 13)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue (note 11)	$6,554	$3,500	$27,016	$3,500

Operating expenses:
Research and development	13,045	9,751	35,556	27,093
General and administrative	3,208	2,700	9,838	7,628
	16,253	12,451	45,394	34,721
Loss from operations	(9,699)	(8,951)	(18,378)	(31,221)
Other income (expense):
Interest income	166	528	2,194	1,916
Interest expense	—	(363)	(484)	(1,086)
Foreign exchange gain (loss)	475	(80)	899	185
Loss on repayment of term loan (note 9)	—	—	(988)	—
Loss before income taxes	(9,058)	(8,866)	(16,757)	(30,206)
Income tax (expense) recovery (note 12)	203	(5)	243	(13)
Net loss and comprehensive loss	(8,855)	(8,871)	(16,514)	(30,219)
Net loss attributable to preferred shareholders	(250)	(336)	(474)	(1,146)
Net loss attributable to common shareholders	$(8,605)	$(8,535)	$(16,040)	$(29,073)
Net loss per common share (note 5):
Basic and diluted	$(0.25)	$(0.33)	$(0.47)	$(1.13)
Weighted-average common shares outstanding (note 5):
Basic and diluted	34,994,944	25,793,482	34,387,986	25,773,732

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

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	1,016,000	$7,732	28,139,228	$294,244	$40,646	$(249,655)	$(990)	$91,977
Net loss for the period						(7,484)		(7,484)
Issuance of common shares, net of issuance costs (note 10a)			6,759,187	102,456				102,456
Stock-based compensation expense					1,015			1,015
Issued pursuant to exercise of stock options			57,857	607	(593)			14
Balance as of March 31, 2020	1,016,000	$7,732	34,956,272	$397,307	$41,068	$(257,139)	$(990)	$187,978
Net loss for the period						(175)		(175)
Stock-based compensation expense					1,472			1,472
Issued pursuant to exercise of stock options			38,518	345	(322)			23
Balance as of June 30, 2020	1,016,000	$7,732	34,994,790	$397,652	$42,218	$(257,314)	$(990)	$189,298
Net loss for the period						(8,855)		(8,855)
Stock-based compensation expense					1,580			1,580
Issued pursuant to exercise of stock options			156	2	(2)			—
Balance as of September 30, 2020	1,016,000	$7,732	34,994,946	$397,654	$43,796	$(266,169)	$(990)	$182,023
(1)

Our accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(16,514)	$(30,219)
Items not involving cash:
Depreciation	442	283
Amortization of discount on term loan	216	388
Deferred income tax recovery	(240)	(73)
Stock-based compensation	4,067	1,567
Unrealized foreign exchange gain	(451)	(161)
Unrealized gain on marketable securities	(228)	(134)
Loss on repayment of term loan (note 9)	988	—
Changes in operating assets and liabilities:
Accounts receivable	(827)	(54)
Prepaid expenses and other current assets	421	208
Accounts payable and accrued expenses	122	3,694
Deferred revenue	(23,006)	—
Net cash used in operating activities	(35,010)	(24,501)

Investing activities:
Purchases of property, plant and equipment	(1,809)	(645)
Purchases of marketable securities	(213,560)	(76,064)
Proceeds from marketable securities	155,346	70,818
Net cash used in investing activities	(60,023)	(5,891)

Financing activities:
Repayment of term loan and repayment fees (note 9)	(16,743)	—
Issuance of common shares, net of issuance costs (note 10a)	102,456	—
Issuance of common shares pursuant to exercise of stock options	37	87
Net cash provided by financing activities	85,750	87
Effect of exchange rate changes on cash and cash equivalents	(372)	222
Decrease in cash and cash equivalents	(9,655)	(30,083)
Cash and cash equivalents, beginning of period	24,755	67,754
Cash and cash equivalents, end of period	$15,100	$37,671

Supplemental disclosures:
Interest paid	$339	$702
Interest received	3,058	1,938
Cash paid for operating lease	469	469
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	878	354

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.	Nature of the business:

Xenon Pharmaceuticals Inc. (the “Company”), incorporated in 1996 under the predecessor to the Business Corporations Act (British Columbia) and continued federally in 2000 under the Canada Business Corporation Act, is a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders, with a focus on epilepsy.

The Company has incurred significant operating losses since inception. As of September 30, 2020, the Company had an accumulated deficit of $266,169 and a $16,514 net loss for the nine months ended September 30, 2020. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financings, and government funding.

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

The Company has one wholly-owned subsidiary as of September 30, 2020, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2020 and 2019 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2019 Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the policies described in notes 3 and 4 below.

3.	Use of estimates:

The preparation of the unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas of estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations, the determination of stock-based compensation and the amounts recorded as accrued liabilities. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the novel coronavirus (“COVID-19”) and pandemic public and private sector policies and initiatives aimed at reducing its transmission.

There was no material impact to the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2020 with respect to COVID-19; however, the full extent to which the pandemic may have a direct or indirect impact to our business, results of operations and financial condition, including revenue, expenses, research and clinical development plans and timelines, depends on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, as well as the economic impact on local, regional, national and global markets. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.
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

For the three and nine months ended September 30, 2020 and 2019, basic net income (loss) per common share are calculated using the two-class method required for participating securities which includes 1,016,000 Series 1 Preferred Shares as a separate class for the respective periods (three and nine months ended September 30, 2019 – 1,016,000). The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period.

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

For the three and nine months ended September 30, 2020 and 2019, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.
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

The cost components of the operating lease were as follows for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease Cost
Operating lease expense	$151	$109	$411	$328
Variable lease expense(1)	137	136	404	404
Lease Term and Discount Rate
Remaining lease term (years)	1.5	2.5	1.5	2.5
Discount rate	3.75%	3.75%	3.75%	3.75%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of September 30, 2020 were as follows:

Year ending December 31:
2020	$158
2021	599
2022	47
Total future minimum lease payments	$804
Less: imputed interest	(20)
Present value of lease liabilities	$784
8.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
Trade payables	$2,198	$2,473
Employee compensation, benefits, and related accruals	2,629	2,892
Consulting and contracted research	3,774	3,104
Professional fees	196	154
Other	78	195
Total	$8,875	$8,818
9.	Term loan:

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

In August 2020, the Company entered into an at-the-market equity offering sales agreement with Jefferies and Stifel to sell common shares of the Company having aggregate gross proceeds of up to $100,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents. As of September 30, 2020, no common shares have been sold under the sales agreement.

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

BVF was a related party of the Company prior to the closing of the exchange agreement, and continues to be a related party as of September 30, 2020 and thereafter.

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

The following table presents stock option activity for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outstanding, beginning of period	4,595,432	2,663,788	3,534,236	2,671,906
Granted	194,400	1,180,175	1,440,050	1,202,075
Exercised(1)	(375)	(148,948)	(153,417)	(174,811)
Forfeited, cancelled or expired	(3,363)	(43,096)	(34,775)	(47,251)
Outstanding, end of period	4,786,094	3,651,919	4,786,094	3,651,919
Exercisable, end of period	2,324,090	1,846,826	2,324,090	1,846,826

(1)

During the nine months ended September 30, 2020, 10,715 stock options were exercised for the same number of common shares for cash (nine months ended September 30, 2019 – 23,625). In the same period, the Company issued 85,816 common shares (nine months ended September 30, 2019 – 94,248) for the cashless exercise of 142,702 stock options (nine months ended September 30, 2019 – 151,186).

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average risk-free interest rate	0.40%	1.76%	0.72%	1.77%
Expected volatility	68%	69%	68%	69%
Average expected term (in years)	6.64	7.04	6.79	7.03
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$7.03	$6.24	$7.46	$6.22

11.	Revenue:

Revenue was as follows for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Neurocrine Biosciences:
Recognition of the transaction price	$5,246	$—	$23,006	$—
Research and development services	1,308	—	4,010	—
Flexion:
Recognition of the transaction price	—	3,000	—	3,000
Milestone payment	—	500	—	500
Total collaboration revenue	$6,554	$3,500	$27,016	$3,500

(a)	Neurocrine Biosciences Inc. (“Neurocrine Biosciences”):

In December 2019, the Company entered into a License and Collaboration Agreement with Neurocrine Biosciences. Pursuant to this agreement, the Company granted an exclusive license to XEN901, now known as NBI-921352, and an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391 (collectively, the “DTCs”). The agreement also includes a two-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors (“Research Compounds”), with an option to extend for an additional year. The Company and Neurocrine Biosciences are collaborating on the conduct of two collaboration programs: (a) a joint research collaboration to discover, identify and preclinically develop Research Compounds (the “Research Program”) and (b) a collaborative development program for XEN901 and two DTCs selected by the joint steering committee (the “Initial Development Program”).

At execution of the agreement, Neurocrine Biosciences paid the Company an upfront cash payment of $30,000 and a $20,000 equity investment in the Company. The equity investment was measured at fair value of $16,667 on the date of issuance and the resulting premium $3,333, together with the upfront cash payment totaling $33,333, was the transaction price of the arrangement for allocation to the performance obligations.  The agreement includes the following performance obligations: (i) an exclusive license to XEN901 with associated technology and know-how transfer, (ii) an exclusive license to the DTCs with associated know-how transfer, (iii) a license to Research Compounds and research services under the Research Program, (iv) development services under the Initial Development Program for XEN901, and (v) development services under the Initial Development Program for the DTCs. The total transaction price of $33,333 was allocated to performance obligation (v) based on its estimated standalone selling price determined based on internal development plans and budget, with the balance allocated to performance obligations (i) and (ii) by the residual approach. The Company allocated the transaction price as follows: $28,807 to performance obligations (i) and (ii), which performance obligations are delivered concurrently and are being recognized as revenue over an approximate five quarter period from the signing of the agreement, which is the expected period to complete the delivery of the licenses and transfer of the relevant technology and know-how, and $4,526 to performance obligation (v) which is being recognized as revenue over an approximate seven quarter period beginning the first quarter of 2020 which is the expected period to complete the development services.

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

During the three and nine month periods ended September 30, 2020, the Company recognized $6,554 and $27,016 of revenue, respectively, which comprised of $4,898 and $22,182, respectively, associated with (i) the exclusive license to XEN901 and (ii) the exclusive license to the DTCs; $1,308 and $4,010, respectively, for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for XEN901; and $348 and $824, respectively, for (v) development services under the Initial Development Program for the DTCs.  As of September 30, 2020, there is $1,382 of accounts receivable and $7,446 of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as current on the balance sheet based on the period the services are expected to be delivered.

The Company has an option to co-fund 50% of the development costs of XEN901 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of September 30, 2020.

Neurocrine Biosciences was a related party as of December 31, 2019 but was not considered a related party as of September 30, 2020.

(b)	Flexion Therapeutics Inc. (“Flexion”):

In September 2019, the Company entered into an agreement with Flexion pursuant to which Flexion acquired all rights with respect to XEN402, and a related compound (collectively “XEN402”), including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402 owned or controlled by the Company. XEN402 is a sodium channel inhibitor that the Company previously developed with its collaborator Teva Pharmaceuticals Industries Ltd.

Flexion paid the Company upfront consideration of $3,000. In addition, the Company will also be eligible for various CMC, development and regulatory milestone payments of up to $9,000 through initiation of a Phase 2 proof-of-concept clinical trial, of which $500 related to the initiation of the first GLP toxicology study was included in the recognized transaction price at September 30, 2019. Following successful proof-of-concept, the Company may be entitled to future clinical development and global regulatory approval milestone payments of up to $40,750, commercial milestone payments of up to $75,000, as well as future royalties ranging from mid-single to low-double digit percentages. These additional amounts will be recognized as determinable.
12.	Income taxes:

Income tax (expense) recovery for the three and nine months ended September 30, 2020 and 2019 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States. Deferred income tax assets recorded on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 resulted from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.

13.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services, under which the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement which ended in August 2020. The Company has committed to $7,000 of services over the term of the agreement of which $3,243 of services have been received and $3,757 remains committed as of September 30, 2020. As the Company did not meet the commitment to retain Medpace for $7,000 of services prior to August 2020, the Company is required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7,000 commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If the Company decides not to retain Medpace for the provision of clinical development services, the Company may satisfy its obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion.

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

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Future potential payments to 1st Order related to the XEN1101 program include up to $1,200 in clinical development milestones, up to $6,000 in regulatory milestones, and $500 in other milestones.  To date, the Company has paid $300 based on progress against these milestones. There are no royalty obligations to 1st Order.

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
•

the direct and indirect impact of COVID-19 on our business and operations, including supply chain, manufacturing, research and development costs, clinical trial conduct, clinical trial data and employees;

•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;

•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our ability to advance XEN496, XEN007 and potentially other future product candidates directly into Phase 2 or later stage clinical trials;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to identify drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Proprietary Programs

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. Designed as a randomized, double-blind, placebo-controlled, multicenter study, the “X-TOLE” study is an ongoing Phase 2b clinical trial to evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. We are in close collaboration with each of the XEN1101 clinical sites in North America and Europe, taking specific direction from their respective clinical guidelines as they relate to new patient screening and randomization in the context of the COVID-19 pandemic. We have expanded the X-TOLE clinical trial to include new sites in both existing and new jurisdictions to support increased patient screening. We are updating guidance to reflect the impact of COVID-19 on patient enrollment rates, and we now anticipate that patient randomization will be completed in the first half of 2021, with topline data anticipated in the third quarter of 2021, dependent upon ongoing patient enrollment rates.

•

XEN496, a Kv7 potassium channel modulator, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of epilepsy. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation for XEN496 for the treatment of seizures associated with KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE, and Orphan Drug Designation, or ODD, for the treatment of KCNQ2-DEE. In addition, we received a positive opinion from the Committee for Orphan Medicinal Products, or COMP, of the European Medicines Agency, or EMA, which recommends the granting of an orphan medicinal product designation for XEN496 for the treatment of KCNQ2-DEE. The FDA has completed its review of the clinical trial protocol, and we expect to initiate its XEN496 Phase 3 “EPIK” clinical trial in pediatric patients with KCNQ2-DEE before year-end. This study is designed as a randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial to evaluate the efficacy, safety and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than 6 years with KCNQ2-DEE. After screening, patients will enter a baseline period to assess the frequency of seizures. Eligible subjects will be randomized on a 1:1 basis to receive either XEN496 or placebo for approximately 15 weeks (titration and a 12-week maintenance period). At the end of treatment, there will be a period of tapering off of study drug, followed by a 28-day safety monitoring period. Patients may be considered for an open-label extension if they meet all requirements. The primary endpoint is the percent change from baseline in monthly countable motor seizure frequency during the blinded treatment period, as recorded by caregivers in a daily seizure diary. Key secondary endpoints include the proportion of patients experiencing greater than or equal to 50 percent reduction in monthly seizure frequency from baseline, caregiver global impression of change (CaGI-C) scores, and caregiver global impression of severity (CaGI-S) scores.

•

XEN007 (active ingredient flunarizine) is a CNS-acting calcium channel modulator that modulates Cav2.1 and T-type calcium channels. Other reported mechanisms include dopamine, histamine, and serotonin inhibition. A physician-led, Phase 2 proof-of-concept study is examining the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant childhood absence epilepsy, or CAE. A presentation of interim data collected from a small number of patients is expected to be presented in a poster presentation at “AES2020,” the virtual annual meeting of the American Epilepsy Society to be held in December 2020. We continue to work with our collaborators and expects that topline results from a larger data set will be available by the middle of next year. Depending on the final results, CAE may represent a potential orphan indication for future development of XEN007.

Partnered Programs

•

We have an ongoing collaboration with Neurocrine Biosciences, Inc., or Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a clinical stage selective Nav1.6 sodium channel inhibitor with potential in SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE, and other forms of epilepsy. The FDA has provided feedback on an Investigational New Drug, or IND, application submitted by Neurocrine Biosciences in support of a Phase 2 clinical trial in pediatric SCN8A-DEE patients. As part of its review of the IND, the FDA is requesting additional non-clinical data to support dose justification in this pediatric study. Neurocrine Biosciences and Xenon will engage with the FDA to address the feedback received with the goal of initiating a Phase 2 clinical trial in 2021. In parallel with this interaction, Neurocrine Biosciences is advancing clinical plans to develop NBI-921352 for the treatment of adult focal epilepsy. Pursuant to the collaboration agreement, upon FDA acceptance of an IND for NBI-921352 in either SCN8A-DEE or a major indication, we are eligible to receive a milestone payment of either $25 million or $10 million, respectively, with 55% of the amount in the form of an equity investment in our common shares at a 15% premium to our 30-day trailing volume weighted average price at that time.

•

Flexion Therapeutics, Inc., or Flexion, acquired the global rights to develop and commercialize XEN402, a Nav1.7 inhibitor also known as funapide. Flexion’s pre-clinical FX301 consists of XEN402 formulated for extended release from a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for control of post-operative pain. Flexion anticipates filing an IND application in the first half of 2021 to support a proof-of-concept clinical trial of popliteal fossa block with FX301 in patients undergoing bunionectomy. Results from that trial could potentially be available in late 2021.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For the nine months ended September 30, 2020 we recognized revenue of $27.0 million in connection with our collaboration with Neurocrine Biosciences. This compares to $3.5 million for the nine months ended September 30, 2019 in connection with our agreement with Flexion. We had a net loss of $16.5 million for the nine months ended September 30, 2020 and an accumulated deficit of $266.2 million as of September 30, 2020, from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Neurocrine Biosciences:
Recognition of the transaction price	$5,246	$—	$23,006	$—
Research and development services	1,308	—	4,010	—
Flexion:
Recognition of the transaction price	—	3,000	—	3,000
Milestone payment	—	500	—	500
Total collaboration revenue	$6,554	$3,500	$27,016	$3,500

For the three and nine months ended September 30, 2020, we recognized revenue of $6.6 million and $27.0 million, respectively, in connection with our agreement with Neurocrine Biosciences.  Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment, is the transaction price of the arrangement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to XEN901 (now known as NBI-921352) with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs. In the three and nine months ended September 30, 2020, we recognized $5.2 million and $23.0 million, respectively, of the transaction price allocated to performance obligations (i), (ii) and (iii). Performance obligations (i) and (ii) are being recognized over five quarters from Q4 2019 to Q4 2020 which is the expected period to complete the delivery of the licenses and transfer of the relevant technology and know-how. Performance obligation (iii) is being recognized over seven quarters from Q1 2020 to Q3 2021 which is the expected period to complete the development services. Research and development services are recognized into revenue at fair market value as the services are rendered.

For the three and nine months ended September 30, 2019, we recognized revenue of $3.5 million in connection with our agreement with Flexion for the global rights to develop and commercialize XEN402 (now known as FX301) which included a $3.0 million upfront payment as well as a $0.5 million milestone for the initiation of the first GLP toxicology study.

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

As of September 30, 2020, we have recorded $7.4 million of deferred revenue from the upfront payments received under our license and collaboration agreement with Neurocrine Biosciences.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$13,045	$9,751	$35,556	$27,093
General and administrative	3,208	2,700	9,838	7,628
Total operating expenses	$16,253	$12,451	$45,394	$34,721

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 9, 2020. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the three and nine months ended September 30, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2020 vs. 2019	Nine Months Ended September 30,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Revenue	$6,554	$3,500	$3,054	$27,016	$3,500	$23,516
Research and development expenses	13,045	9,751	3,294	35,556	27,093	8,463
General and administrative expenses	3,208	2,700	508	9,838	7,628	2,210
Other:
Interest income	166	528	(362)	2,194	1,916	278
Interest expense	—	(363)	363	(484)	(1,086)	602
Foreign exchange gain (loss)	475	(80)	555	899	185	714
Loss on repayment of term loan	—	—	—	(988)	—	(988)
Loss before income taxes	$(9,058)	$(8,866)	$(192)	$(16,757)	$(30,206)	$13,449

Revenue

Revenue increased by $3.1 million and $23.5 million in the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively. Revenue for the three and nine months ended September 30, 2020 related to recognition of $5.2 million and $23.0 million of deferred revenue as well as $1.3 million and $4.0 million for research and development services under our license and collaboration agreement with Neurocrine Biosciences, respectively. Revenue for the three and nine months ended September 30, 2019 of $3.5 million was recognized in connection with our agreement with Flexion.

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2020 vs. 2019	Nine Months Ended September 30,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
XEN1101	$6,240	$4,349	$1,891	$16,785	$11,577	$5,208
XEN496	3,116	1,045	2,071	7,672	2,617	5,055
XEN901 (now known as NBI-921352)	117	2,165	(2,048)	1,380	6,250	(4,870)
Pre-clinical, discovery and other programs	3,572	2,192	1,380	9,719	6,649	3,070
Total research and development	$13,045	$9,751	$3,294	$35,556	$27,093	$8,463

Research and development expenses increased by $3.3 million and $8.5 million in the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020, the increases were primarily attributable to increased spending on our clinical development product candidates XEN1101 and XEN496, and, to a lesser extent, increased spending on our pre-clinical, discovery and other internal programs. This was partially offset by decreased spending on XEN901 (now known as NBI-921352) as clinical developments costs associated with the development of product candidates under the Neurocrine Biosciences collaboration including NBI-921352 are borne by Neurocrine Biosciences. Certain costs related to NBI-921352 development activities have been incurred by Xenon in the period; Neurocrine Biosciences reimburses Xenon for development services incurred by Xenon at fair market value with the exception of certain near-term manufacturing costs which continue to be borne by Xenon under the terms of the collaboration agreement.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2020 vs. 2019	Nine Months Ended September 30,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
General and administrative	$3,208	$2,700	$508	$9,838	$7,628	$2,210

General and administrative expenses increased by $0.5 million and $2.2 million in the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020, the increases were primarily attributable to increased stock-based compensation expense due to an increase in the number of options granted at a higher fair value, higher insurance premiums and salaries and benefits due to increased headcount to support our expanding research and development activities as compared to the same periods in 2019. These increases were partially offset by a decrease in legal fees due to timing of intellectual property protection activities as compared to the same periods in 2019.

Other Income

The following table summarizes our other income for the three and nine months ended September 30, 2020 and 2019 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2020 vs. 2019	Nine Months Ended September 30,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Other income	$641	$85	$556	$1,621	$1,015	$606

Other income increased by $0.6 million in the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. For the three months ended September 30, 2020, the increase in other income was primarily driven by an increase in foreign exchange gains and decrease in interest expense due to the repayment of our term loan with Silicon Valley Bank in May 2020, partially offset by a decrease in interest income due to a decrease in market yields on investments. We recorded a foreign exchange gain of $0.5 million for the three months ended September 30, 2020 as compared to a foreign exchange loss of $0.1 million for the same period in 2019, largely due to an increase in cash and cash equivalents and marketable securities denominated in Canadian dollars.

For the nine months ended September 30, 2020, the increase in other income was primarily driven by an increase in foreign exchange gains and a decrease in interest expense due to the repayment of our term loan in May 2020, partially offset by a one-time loss on the repayment of our term loan of $1.0 million. We recorded a foreign exchange gain of $0.9 million for the nine months ended September 30, 2020 as compared to a foreign exchange gain of $0.2 million for the same period in 2019, largely due to an increase in cash and cash equivalents and marketable securities denominated in Canadian dollars.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and, to a lesser extent, government funding. As of September 30, 2020, we had cash and cash equivalents and marketable securities of $190.9 million.

We have incurred significant operating losses since inception. We had a $16.5 million net loss for the nine months ended September 30, 2020 and an accumulated deficit of $266.2 million from inception through September 30, 2020. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(35,010)	$(24,501)
Net cash used in investing activities	(60,023)	(5,891)
Net cash provided by financing activities	85,750	87

Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities totaled $35.0 million, compared to $24.5 million for the same period in 2019. The increase in cash used in operating activities was primarily related to higher expenditures for the clinical development of our proprietary product candidates as well as changes in operating assets and liabilities primarily attributable to the timing of payments for accrued clinical trial costs and accrued expenses in the normal course of business.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities totaled $60.0 million, compared $5.9 million for the same period in 2019. The increase in cash used investing activities was driven primarily by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities totaled $85.8 million, compared to $0.1 million for the same period in 2019. The increase in cash provided by financing activities was primarily related to net proceeds of $102.5 million from the issuance of common shares during the nine months ended September 30, 2020, partially offset by the repayment of the term loan.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2019 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 9, 2020.

As of September 30, 2020, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K other than the following:

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to an asset purchase agreement. In August 2020, we and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Future potential payments to 1st Order include up to $1.2 million in clinical development milestones, up to $6.0 million in regulatory milestones, and $0.5 million in other milestones. To date, we have paid $0.3 million based on progress against these milestones. There are no royalty obligations to 1st Order.

In August 2018, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, or the Amended and Restated Loan Agreement, providing for a term loan to us with an aggregate principal amount of $15.5 million. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date. The repayment consisted of (i) the outstanding principal balance, (ii) a final payment fee of $1.0 million, which was partially accrued over the term of the loan up to the date of repayment, and (iii) a prepayment fee of $0.2 million.  At the time of repayment, all liabilities and obligations under the Amended and Restated Loan Agreement terminated automatically. We recognized a loss on the repayment of the term loan of $1.0 million, which represented the difference between the carrying value of the term loan on the repayment date and the amount paid to extinguish the term loan. The repayment did not affect the Bank’s rights in connection with the warrant to the Bank to purchase 40,000 of our common shares at a price per common share of $9.79 which will remain outstanding until exercised or expired in August 2028.

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

Outstanding Share Data

As of November 3, 2020, we had 35,007,366 common shares issued and outstanding, outstanding stock options to purchase an additional 4,772,899 common shares and an outstanding warrant to purchase an additional 40,000 common shares. In addition, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 10b to our consolidated financial statements included in Part I, Item 1 of this report.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had net losses of $16.5 million for the nine months ended September 30, 2020 and an accumulated deficit of $266.2 million as of September 30, 2020, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the nine months ended September 30, 2020, we incurred $35.6 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in November 2019, we entered into the November 2019 sales agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell up to $50.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agents. As of January 14, 2020, we had sold an aggregate of 3,252,330 common shares for net proceeds of $48.8 million, net of commissions paid, but excluding estimated transaction expenses. Additionally, in December 2019, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, Inc., or Neurocrine Biosciences, we issued 1,408,847 common shares to Neurocrine Biosciences for an aggregate purchase price of $20.0 million. In January 2020, we completed an underwritten public offering of 3,750,000 of our common shares at a public offering price of $16.00 per share for net proceeds of $56.7 million, net of underwriting discounts and commissions, but before other offering expenses. In February 2020, the underwriters of the January 2020 public offering exercised their option to purchase an additional 562,500 of our common shares at a public offering price of $16.00 per share, raising additional net proceeds of $8.5 million, net of underwriting discounts and commissions, but before other offering expenses. Further, in August 2020, we entered into the August 2020 sales agreement with Jefferies and Stifel to sell up to $100.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel will act as sales agents. We were also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we had borrowed an aggregate principal amount of $15.5 million. The restated loan and security agreement was secured by substantially all of our assets except intellectual property and required compliance with various affirmative and negative covenants. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date and all encumbrances were removed by Silicon Valley Bank. Any future incurrence of indebtedness would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Such covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

As of September 30, 2020, approximately 10% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

Our and our collaborators’ clinical product candidates, which include XEN1101, XEN496, XEN007, and NBI-921352 (previously known as XEN901 and being developed by our collaborator Neurocrine Biosciences), along with product candidates we expect to enter clinical development, which include FX301 (being developed by Flexion Therapeutics, Inc., or Flexion) and our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization. It may be several more years before these product candidates or any of our other product candidates receive marketing approval, if ever. If any of our product candidates fail to become approved products, our business, growth prospects, operating results and financial condition may be adversely affected and a decline in the market price of our common shares could result.

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

If more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamate, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel, cannabidiol and fenfluramine. The FDA has not yet approved any drug products specifically for the KCNQ2 developmental and epileptic encephalopathy indication (otherwise known as KCNQ2-DEE or EIEE7) or for the SCN8A developmental and epileptic encephalopathy indication (otherwise known as SCN8A-DEE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. There are other ASMs in development that could potentially compete with our products, including products in development from Angelini Pharma, Inc., Biogen Inc., Eisai Co., Ltd., Insys Therapeutics Inc., Knopp Biosciences LLC, Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Ovid Therapeutics Inc., Praxis Precision Medicines, Inc., Sage Therapeutics, SK Life Science Inc., Sunovion Pharmaceuticals Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., UCB, Inc., and Upsher-Smith Laboratories, Inc.

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

We have no marketed proprietary products and have not yet completed clinical development beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

As a company, we have no previous experience in Phase 3 and later stage clinical development or in conducting clinical trials in pediatric indications, and related regulatory requirements or the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, successfully conduct an international multi-center clinical trial, conduct a pivotal clinical trial, obtain regulatory approval, manufacture drug product on a commercial scale or arrange for a third party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates. To execute on our business plan for the development of independent programs, we will need to successfully:

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

Our business strategy involves continued development and, where development is successful, commercialization of select product candidates. In order to execute on this strategy, we will need to build out a regulatory, sales, manufacturing, distribution and marketing infrastructure and expand our development capabilities or contract with third parties to provide these capabilities and infrastructure for us. To achieve this, we will need to identify, hire and integrate personnel who have not worked together as a group previously.

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

Our business and operations could suffer in the event of an information security incident such as a cybersecurity breach, system failure, or other compromise of our systems or those of a contractor or vendor.

To meet business objectives, we rely on both internal information technology systems and networks, and those of third parties and their vendors and contractors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war, or natural disasters could interrupt our internal or partner operations. We are increasingly dependent upon our technology systems to operate our business with a growing remote workforce and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data. A breakdown, invasion, corruption, destruction or breach of our or our third-party contractors’ or vendors’ technology systems, including cloud technologies, and/or unauthorized access to our data and information and cyberattacks such as phishing, social engineering, ransomware and other malware attacks could subject us to liability and increased costs or negatively impact the operation of our business. In addition, the loss of or alteration or other damage to pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. To the extent that any disruption or cybersecurity breach was to result in a loss of or alteration or other damage to our data, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability and other remediation costs, could suffer harm to our reputation and the development of our product candidates could be delayed.

To date, we have not experienced any material impact to our business, financial position or operations resulting from information security incidents or cyberattacks such as phishing, social engineering, ransomware or malware attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Moreover, the prevalent use of mobile devices that access confidential information and ability to work remotely increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. These risks may be heightened during the current COVID-19 pandemic due to the increase in our and our vendors’ and contractors’ personnel working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures and, to date, have not detected a cybersecurity breach of our systems nor experienced a material system failure, our computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, third-party contract research organizations, or CROs, or other contractors, vendors, consultants, directors and partners remain potentially vulnerable to these events.

A variety of risks associated with international operations could materially adversely affect our business.

As we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

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

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 2b XEN1101 (X-TOLE) clinical trial, which includes investigative sites in North America and Europe. We have experienced a significant reduction in the rate of new patient enrollment in this trial due to the COVID-19 pandemic and our ability to complete patient enrollment will largely depend on future developments around COVID-19. In addition, our XEN496 Phase 3 clinical trial in KCNQ2-DEE, which is anticipated to start before the end of the year, is dependent upon our ability to initiate clinical sites and enroll patients despite the ongoing COVID-19 pandemic.

We continue to provide many of our employees the option to work from home and implemented a halt of non-essential business travel since March 2020. As some of our employees have transitioned back to our premises, there is a risk that COVID-19 infections could break out at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, clinical trial drug product, supplies or services in adequate quantities and at acceptable prices.

Moreover, the COVID-19 outbreak has caused significant disruption in the global and U.S. financial markets. This could impact our ability to raise additional funding, which may not be available on acceptable terms, if at all.

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the magnitude of the COVID-19 pandemic and the actions to contain COVID-19 or treat its impact, among others. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

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

•

a requirement to undertake and complete additional pre-clinical studies to generate data required to initiate clinical development or to support the continued clinical development of a product candidate or submission of an NDA;

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

These risks and uncertainties could impact any of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. For example, due to the impact of the COVID-19 pandemic, we continue to experience a reduction in the rate of new patient enrollment in our ongoing Phase 2b XEN1101 (X-TOLE) clinical trial, which includes clinical trial sites in North America and Europe and we may experience an impact on the initiation of clinical sites and the enrollment of patients in our XEN496 Phase 3 clinical trial.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. In addition, a focus on orphan and niche markets may cause us to select target indications that are in more challenging therapeutic areas. Related to our collaboration with Genentech, a member of the Roche Group, and our agreement with Flexion, clinical trials for pain are inherently difficult to conduct. The primary measure of pain is based on subjective patient feedback, which can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, from patient to patient, and from site to site within a clinical study. The placebo effect also tends to have a more significant impact in pain trials.

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

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE, other early infantile epileptic encephalopathies, as well as potential orphan indications for the future development of XEN007 including alternating hemiplegia of childhood, or AHC, hemiplegic migraine, or HM, and childhood absence epilepsy, or CAE, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our or our collaborators’ clinical trials. This means that we or our collaborators will generally have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we or our collaborators’ experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether. Even if we or our collaborators’ are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our or our collaborators’ product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for potential development in HM or AHC, has received orphan drug designation from the FDA for each indication. We have also received orphan drug designation from the FDA for XEN496 and a positive opinion from the Committee for Orphan Medicinal Products, or COMP, of the EMA, which recommends the granting of an orphan medicinal product designation for XEN496 for the treatment of KCNQ2-DEE. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position. Further, not all jurisdictions, such as Canada, have orphan drug designations. Neither orphan drug designation, nor rare pediatric disease, or RPD, designation gives the drug any advantage in the regulatory review or approval process.

Although the FDA has granted RPD designation to XEN007 for the treatment of AHC and RPD designation to NBI-921352 for the treatment of SCN8A-DEE, we may not be able to realize any value from such designation.

Our product candidate XEN007 has received RPD designation from the FDA for the treatment of AHC. The FDA defines a "rare pediatric disease" as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's RPD priority review voucher program, upon the approval of a new drug application, NDA, or a biologics license application, BLA, for the treatment of an RPD, the sponsor of such application would be eligible for a priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance we will receive a RPD priority review voucher or that use of the priority review voucher will result in a faster review or approval for a subsequent marketing application. It is possible that even if we obtain approval for XEN007 and qualify for such a priority review voucher, the program may no longer be in effect at the time of XEN007 approval. Also, although priority review vouchers may be freely sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a priority review voucher to a third party. In addition, Congress recently provided a short-term extension of the RPD Priority Review Voucher Program, authorizing the FDA to award vouchers through December 11, 2022, limited to drugs with RPD designation granted by December 11, 2020.  The Creating Hope Reauthorization Act proposes to extend the authorized period for RPD designation and grant of RPD priority review vouchers to September 30, 2024 and September 30, 2026, respectively. RPD Designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

Results of pre-clinical studies and/or earlier clinical trials may not be predictive of the results of later-stage clinical trials and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, Health Canada or foreign regulatory authorities.

The results of pre-clinical studies, either generated by us, such as for XEN901 (which we licensed to Neurocrine Biosciences and is now known as NBI-921352) or XEN402 (which we sold to Flexion and is now known as FX301), by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, such as for XEN1101, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, NBI-921352 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical models may not be predictive of clinical efficacy due to its novel molecular mechanism.

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

As product candidates are developed through pre-clinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results, to extend patent protection and/or to target different populations. For example, XEN496 is a pediatric-specific formulation of ezogabine and we have also developed a pediatric formulation for NBI-921352 that was included in the license to Neurocrine Biosciences. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with formulations previously tested in adults. Unexpected changes in the performance of a new formulation may affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of additional bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our or our collaborators’ ability to commence product sales and generate revenue.

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

We do not have a sales or marketing infrastructure and, as a company, have no sales, marketing or distribution experience. Our strategy involves, in part, building our own commercial infrastructure to selectively commercialize future products in certain commercial markets. If we enter into licensing or collaboration agreements, we may seek to retain the right to participate in the future development and commercialization of such products if we believe such involvement would advance our business.

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

Some of our and our collaborators’ target patient populations in orphan and niche indications, such as KCNQ2-DEE, and SCN8A-DEE, and other potential target patient populations, such as CAE, are relatively small. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the pricing, coverage and reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement pricing, coverage and reimbursement strategies for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

In most foreign countries, particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. As of October 2020, Canada is in the midst of implementing new drug pricing regulations and additional pricing guidance that will affect the price at which patented medicines can be sold.

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

We have no control over the resources, time and effort that our collaborators may devote to our programs and limited access to information regarding or resulting from such programs. We are dependent on our collaborators, including Neurocrine Biosciences, Flexion and Genentech, to fund and conduct the research and any clinical development of product candidates under our agreements with each of them, and for the successful regulatory approval, marketing and commercialization of one or more of such products or product candidates. Such success will be subject to significant uncertainty.

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

We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Neurocrine Biosciences, including:

•	adverse decisions by Neurocrine Biosciences regarding the development and commercialization of NBI-921352;
•	possible disagreements as to the timing, nature and extent of development plans, including clinical trials or regulatory strategy;
•	loss of significant rights if we fail to meet our obligations under the agreement;
•	changes in key management personnel at Neurocrine Biosciences, including in members of the joint steering committee; and
•	possible disagreements with Neurocrine Biosciences regarding the agreement, for example, with regard to ownership of intellectual property rights.

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

We do not currently own or operate any manufacturing facilities nor do we have significant in-house manufacturing experience or personnel. We rely on our collaborators to manufacture product candidates licensed to them or work with multiple CMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for pre-clinical testing and clinical trials and intend to do so for the commercial manufacture of our products. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of a product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

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

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. For example, XEN007 is currently being evaluated under a physician-led, Phase 2 proof-of-concept study as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant CAE.

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

It is possible that relevant patents or patent applications held by third parties will cover our product candidates at the time of launch and we may also fail to identify, relevant patents or patent applications held by third parties that cover our product candidates. For example, applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Other patent applications in the U.S. and several other jurisdictions are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Furthermore, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our collaborators were the first to invent, or the first to file patent applications on our product candidates or for their uses, or that our product candidates will not infringe patents that are currently issued or that are issued in the future. In the event that a third party has also filed a patent application covering one of our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO or its foreign counterpart to determine priority of invention. Additionally, pending patent applications and patents which have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future products, if any, or their use.

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

If Neurocrine Biosciences, Flexion, Genentech or other collaborators license or otherwise acquire rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be legally developed or commercialized in a country without the third-party intellectual property right or, where it is decided that it would be useful to acquire such third-party right to develop or commercialize the product, they are eligible under our collaboration agreements to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business.

Under our existing license and other agreements, including those associated with XEN007 programs, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential milestone payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part, or convert an exclusive license to a non-exclusive license. Generally, the loss of any one of our current licenses, or license exclusivity, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

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

The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the U.S. There have been recent changes regarding how patent laws are interpreted, and both the U.S. Patent and Trademark Office, or USPTO, and Congress have recently made significant changes to the patent system. There have been U.S. Supreme Court decisions that now show a trend of the Supreme Court which is distinctly negative on some patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents, the costs to prosecute our patent applications and enforce our patents and/or the patents and applications of our collaborators. The patent situation in these fields outside the U.S. also has uncertainties. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents.

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

Prior to our loss of emerging growth company status on December 31, 2019, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. We may no longer avail ourselves of this exemption following the loss of our emerging growth company status and, as a result, we may incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. If we are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley; however, we cannot be certain at this time of our future classification and we may remain subject to Section 404(b) of Sarbanes-Oxley.

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

Future sales and issuances of our common shares, preferred shares, or rights to purchase common shares, including warrants or pursuant to our equity incentive plans, could cause shareholders to incur dilution and could cause the market price of our common shares to fall.

As of September 30, 2020, stock options to purchase 4,786,094 of our common shares with a weighted-average exercise price of $9.10 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. The exercise of any of these stock options or warrant or conversion of the remaining Series 1 Preferred Shares would result in dilution to current common shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

Any future issuances of common shares, preferred shares, or securities such as warrants, notes, or preferred shares that are convertible into, exercisable or exchangeable for, our common shares, would have a dilutive effect on the voting and economic interests of our existing shareholders.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years.  If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. In addition, an increase in litigation against biotechnology companies may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

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

We have broad discretion in the application of any net proceeds we may receive pursuant to our August 2020 “at-the-market” equity offering program with Jefferies and Stifel, any net proceeds we have received pursuant to our January 2020 public offering of common shares, our November 2019 “at-the-market” equity offering program with Jefferies and Stifel, our sale of common shares to Neurocrine Biosciences in December 2019, as well as the net proceeds to us from previous equity and debt financings. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1†	Amendment to Asset Purchase Agreement, dated August 4, 2020, by and between the Company and 1st Order Pharmaceuticals, Inc.	10-Q	001-36687	10.2	August 6, 2020

10.2	At-the-Market Equity Offering Sales Agreement dated as of August 6, 2020, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	August 6, 2020

10.3#	Employment Agreement, dated July 17, 2020, by and between the Company and Christopher Von Seggern

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: November 5, 2020
XENON PHARMACEUTICALS INC.

	By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer

Date: November 5, 2020
	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer