Form 10-K
period 2020-12-31
Xenon Pharmaceuticals Inc.
filed 2021-03-01
CIK 1582313

.;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on The Nasdaq Global Market on June 30, 2020, was approximately $382.9 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares of the Registrant outstanding as of February 26, 2021 was 35,809,247.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2020.

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

•	our ability to achieve profitability;
•	our ability to obtain funding for our operations;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications or more common indications independently;
•	our ability to advance XEN007 and potentially other future product candidates directly into Phase 2 or later stage clinical trials;
•	our pre-commercial, commercialization, marketing, and manufacturing capabilities and strategy;
•	our ability to identify drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including the Xenon logo and other trademarks or service marks of Xenon. Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

Risks Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:

•	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future;
•

We will likely need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations;

•

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials are prolonged, delayed, not completed, unsuccessful or inconclusive, we could experience material harm to our business and the market price of our common shares. In addition, we, or our collaborators, may be unable to commercialize our product candidates on a timely basis or at all;

•

Clinical trials may fail to demonstrate adequately the safety and efficacy of our or our collaborators’ product candidates at any stage of clinical development. Terminating the development of any of our or our collaborators’ product candidates could materially harm our business and the market price of our common shares;

•

We or our collaborators may find it difficult to enroll patients in our clinical studies, including for ultra-orphan, orphan or niche indications, which could delay or prevent clinical studies of our product candidates;

•

The regulatory approval processes of the FDA, EMA, Health Canada and regulators in other jurisdictions are lengthy, time-consuming and inherently unpredictable. If we, or our collaborators, are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, our business will be substantially harmed;

•

If, in the future, we are unable to establish our own sales, marketing and distribution capabilities or enter into agreements for these purposes, we may not be successful in independently commercializing any future products;

•	Our prospects for successful development and commercialization of our partnered products and product candidates are dependent upon the research, development and marketing efforts of our collaborators;
•

We depend on our collaborative relationship with Neurocrine Biosciences to further develop and commercialize NBI-921352, and if our relationship is not successful or is terminated, we may not be able to effectively develop and/or commercialize NBI-921352, which could have a material adverse effect on our business;

•

We intend to rely on third-party manufacturers to produce our clinical product candidates and commercial supplies. Any failure by a third-party manufacturer to produce acceptable supplies for us may delay or impair our ability to initiate or complete our clinical trials, gain regulatory approvals or commercialize approved products;

•

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed;

•	We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our products or product candidates;
•	We may not be able to protect our intellectual property rights throughout the world;
•

Our business and operations could suffer in the event of an information security incident such as a cybersecurity breach, system failure, or other compromise of our systems or those of a contractor or vendor;

•	Health pandemics or epidemics, including the COVID-19 pandemic and other public health crises may materially and adversely affect our business, financial condition and results of operations;
•	The market price of our common shares may be volatile, and purchasers of our common shares could incur substantial losses;
•

Future sales and issuances of our common shares, preferred shares, or rights to purchase common shares, including warrants or pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common shares to fall; and

•	We are at risk of securities class action litigation.

Item 1.Business

We are a clinical stage biopharmaceutical company committed to developing innovative therapeutics to improve the lives of patients with neurological disorders. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy. In addition to our proprietary product candidates, we also have partnered programs with several pharmaceutical companies, including Neurocrine Biosciences, Inc., or Neurocrine Biosciences, Flexion Therapeutics, Inc., or Flexion, and Genentech, a member of the Roche Group.

Our Strategy

Our goal is to build a fully-integrated and profitable biopharmaceutical company that discovers, develops, and commercializes innovative therapeutics to improve the health of patients with epilepsy and other neurological disorders.

Key components of our strategy include:

•

Leveraging our discovery capabilities – which were founded upon our understanding of the genetics of channelopathies combined with proprietary biology and medicinal chemistry assets and know-how – to identify product candidates for development, drug targets and/or new indications for our existing product candidates;

•	Using a scientifically driven and patient-focused approach, advance selected proprietary product candidates through clinical development, by setting clinically meaningful endpoints;
•

Pursuing specific development strategies as needed, such as those focused on using a “precision medicine” approach to address rare pediatric disorders, as well as those targeting broader patient populations;

•	Selectively establishing collaborations that allow us to potentially expand our internal capabilities and/or address broader commercial opportunities than may be possible independently;
•	Identifying opportunities to further expand our pipeline though indication expansion or in-licensing of external product candidates; and
•	Commercializing product candidates for orphan and niche indications or those targeting broader patient populations, alone or in collaboration with others.

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

Clinical Development

We completed a Phase 1 clinical trial that evaluated the safety, tolerability and PK of both single ascending doses, or SAD, and multiple ascending doses, or MAD, of XEN1101 in healthy subjects. The XEN1101 Phase 1 clinical trial also included a pharmacodynamic, or PD, read-out from transcranial magnetic stimulation, or TMS, studies that were designed to assess XEN1101’s ability and potency to modulate cortical excitability, thereby demonstrating activity in the target CNS tissue. The XEN1101 Phase 1 results include data from six SAD cohorts ranging in dose from 5 to 30 mg (n=34, placebo=8), including a crossover food effect cohort (n=10) with a single 20 mg dose. MAD results included three cohorts ranging in once daily doses from 15 to 25 mg (n=18, placebo=6) including two cohorts of 15 mg evaluated in a fasted and fed state over 7 and 10 days, respectively, and one cohort of 25 mg evaluated in a fed state over 10 days. The PK profile of XEN1101 (including an effective half-life greater than 24 hours) supports a once-per-day dosing schedule with expected steady state in approximately one week without the need for titration. The majority of adverse events, or AEs, were mild or moderate, resolved spontaneously and were consistent with antiepileptic drugs of this class. Sedation (including somnolence and drowsiness) and dizziness (including light-headedness and presyncope) were the most common AEs, while mild cognitive effects (including memory and speech impairment) and blurred vision were also observed in a dose dependent manner. There were no serious adverse events, deaths, or clinically significant delayed ventricular repolarization or laboratory findings. Phase 1 results suggest that that XEN1101 is generally safe and well tolerated in the doses examined (single doses of up to 30 mg and multiple doses of up to 25 mg once daily).

We also completed a Phase 1b double-blind, placebo-controlled, randomized cross-over TMS study that included 20 healthy male subjects. TMS measurements were taken at 2 and 4 hours for all subjects and, due to a prolonged absorption phase displayed by XEN1101, an additional TMS assessment time-point was added at 6 hours for a subset of subjects. Subjects were randomized initially to either a 20 mg dose of XEN1101 or placebo and then, after a one-week wash-out period, crossed over to the other treatment arm. XEN1101 reduced corticospinal excitability, as demonstrated by a concentration dependent elevation in resting motor threshold, or RMT, the key TMS-EMG measure. RMT increased in proportion to XEN1101 plasma concentration showing a mean ± standard error of mean increase of 4.9 ± 0.7% (p<0.01) at 6 hours. Active motor threshold, or AMT, also increased in proportion to plasma concentration of XEN1101 with an increase of 2.0 ± 0.4% at 6 hours. In addition, XEN1101 statistically significantly modulated TMS-evoked electroencephalogram, or EEG, potentials, or TEPs, in a pattern consistent with reductions in cortical excitability. Relative to time-matched placebo, at peak plasma levels, XEN1101 decreased the amplitude of TEPs vs placebo at 25, 45 and 180 ms after the TMS pulse. Additional measures of cortical excitability including global mean field power were similarly impacted. XEN1101 also shifted the power spectra of resting state EEGs toward lower frequencies. This Phase 1b TMS study provided evidence of the CNS effects of a 20 mg dose of XEN1101 as indicated by suppression of cortical and corticospinal excitability, which helped inform dose selection for our XEN1101 Phase 2b clinical trial.

A Phase 2b clinical trial, called the X-TOLE study, is ongoing and designed as a randomized, double-blind, placebo-controlled, multicenter clinical trial to evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy in the United States, Canada, and Europe. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. We are in close collaboration with each of the XEN1101 clinical sites in North America and Europe, taking specific direction from their respective clinical guidelines as they relate to new patient screening and randomization in the context of the COVID-19 pandemic. We have expanded the X-TOLE clinical trial to include new sites in both existing and new jurisdictions to support increased patient screening. It is anticipated that patient randomization will be completed in the first half of 2021, with topline data anticipated in the third quarter of 2021, dependent upon ongoing patient enrollment rates. In addition, based on our diligence and supporting pre-clinical data, we expect to support the initiation of a Phase 2 proof-of-concept clinical trial in 2021 with academic collaborators at the Icahn School of Medicine at Mount Sinai to study XEN1101 in major depressive disorder and anhedonia.

About Focal Seizures

A focal seizure is localized within the brain and can either stay localized or spread to the entire brain, which is typically categorized as a secondary generalized seizure. Focal seizures are the most common type of seizure experienced by people with epilepsy. The treatment of an individual patient with focal seizures is currently focused on reduction of seizure frequency, with seizure freedom as the ultimate goal. Focal seizures (simple, complex, and secondary generalized tonic-clonic) account for approximately 60% of seizures (GlobalData Report 2017) of which approximately 33% are considered resistant to current treatments (Epilepsy Foundation). It is estimated that the addressable population in the United States could include approximately 460,000 adults and 70,000 pediatric patients with focal epilepsy.

XEN496, A Kv7 Potassium Channel Modulator for the Treatment of KCNQ2-DEE

XEN496, a Kv7 potassium channel modulator, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. Ezogabine was previously approved by the FDA as an anti-seizure medication, or ASM, as an adjunctive treatment for adults with focal seizures with or without secondary generalization. Published case reports where physicians have used ezogabine in infants and young children with KCNQ2-DEE suggest that XEN496 may be efficacious in this often hard-to-treat pediatric patient population.

We have received Fast Track designation and orphan drug designation, or ODD, for XEN496 for the treatment of seizures associated with KCNQ2-DEE from the FDA, as well as an orphan medicinal product designation from the European Commission. The FDA previously indicated that it is acceptable to study XEN496 in infants and children up to four years old, and that a single, small pivotal trial may be considered adequate in order to demonstrate XEN496’s efficacy in KCNQ2-DEE, provided the study shows evidence of a clinically meaningful benefit in patients with the intended indication.

Clinical Development

We have developed XEN496 as a pediatric-specific, granule formulation of ezogabine to be presented as sprinkle capsules. Standard in vitro testing has shown that XEN496 acts as an “immediate-release” drug product. To support the Phase 3 clinical trial of XEN496 in patients with KCNQ2-DEE, we completed a PK study testing our proprietary pediatric formulation in 24 healthy adult volunteers. The PK profile observed for XEN496 is comparable to historical PK data for immediate-release ezogabine tablets, with XEN496 showing similar absorption and elimination curves, which supports plans for Phase 3 development.

We have now initiated a Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called the “EPIK” study, evaluating the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than 6 years with KCNQ2-DEE. After screening, patients will enter a baseline period to assess the frequency of seizures. Eligible subjects will be randomized on a 1:1 basis to receive either XEN496 or placebo for approximately 15 weeks (titration and a 12-week maintenance period). At the end of treatment, there will be a period of tapering off of study drug, followed by a 28-day safety monitoring period. Patients may be considered for an open-label extension if they meet all requirements. The primary endpoint is the percent change from baseline in monthly countable motor seizure frequency during the blinded treatment period, as recorded by caregivers in a daily seizure diary. Key secondary endpoints include the proportion of patients experiencing greater than or equal to 50 percent reduction in monthly seizure frequency from baseline, caregiver global impression of change (CaGI-C) scores, and caregiver global impression of severity (CaGI-S) scores.

About KCNQ2-DEE

KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE, otherwise known as EIEE7, is a rare, severe neurodevelopmental disorder with a significant seizure burden and profound developmental impairment. KCNQ2-DEE is uniquely characterized by multiple, daily, refractory seizures presenting within the first week of life with a prominent tonic component and autonomic signs. Seizures are often accompanied by clonic jerking or complex motor behavior. The electroencephalogram, or EEG, at onset of the disease shows a burst suppression pattern later evolving into multifocal epileptiform activity. The infants usually develop a severe to profound intellectual disability with axial hypotonia that can be accompanied by limb spasticity. The seizure activity typically decreases with age with some patients becoming seizure free or experiencing more minor seizure burden by 3 to 5 years of age; however, a survey of patient caregivers conducted by us indicates that a significant proportion of patients have ongoing seizures beyond this age range. The intellectual disability and other co-morbidities are not reversed or improved with age and patients generally require life-long care. Patients are often non-verbal, and some children may also have autistic features. Seizure-related bradycardia and oxygen desaturation with cyanosis have been observed and are thought to contribute to the significant risk of Sudden Unexpected Death in Epilepsy, or SUDEP, in these children. A recent epidemiology study from Europe examining the incidence and phenotypes of childhood-onset genetic epilepsies reports the incidence of KCNQ2-DEE as approximately 1 per 17,000 live births (5.89/100,000) compared to 1 per 12,200 live births estimated for Dravet Syndrome.

XEN007, A CNS-acting Calcium Channel Modulator

XEN007 (active ingredient flunarizine) is a CNS-acting Cav2.1 and T-type calcium channel modulator that is being studied in treatment-resistant childhood absence epilepsy, or CAE, and potentially other neurological disorders. We have entered into key exclusive licensing agreements in order to access regulatory files and drug product manufacturing, both of which may enable advanced clinical development of XEN007. A physician-led, Phase 2 proof-of-concept study is ongoing to examine the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant CAE. A presentation of promising interim data collected from a small number of patients was presented at the virtual annual meeting of the American Epilepsy Society in December 2020. Given the impact of COVID-19 on recruitment, we continue to work with our collaborator to expand the study to include additional sites and expect that topline results from a larger data set will be available in the second half of 2021. We expect to make a decision in 2021 regarding the future development of XEN007 in CAE.

About Childhood Absence Epilepsy

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

New Pipeline Opportunities

Given our expertise in drug discovery, our efforts are concentrated on the identification of ion channel targets where we believe novel modulators might represent significant therapeutic advances, with a particular focus on epilepsy and other CNS-related indications. Expansion of our pipeline may come from our internal research efforts and through the acquisition or in-licensing of other external product candidates.

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

NBI-921352 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed to treat pediatric patients with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE, and other potential indications, including adult focal epilepsy. Prior to our license and collaboration agreement with Neurocrine Biosciences, we completed a Phase 1 clinical trial in healthy adult subjects, and subsequently developed a pediatric-specific, granule formulation. The FDA has provided feedback on an Investigational New Drug, or IND, application submitted by Neurocrine Biosciences in support of a Phase 2 clinical trial in SCN8A-DEE patients. Based on this feedback, Neurocrine Biosciences anticipates initiating a Phase 2 clinical trial in adolescent patients (aged 12 years and older) with SCN8A-DEE in the third quarter of 2021, and the trial protocol will be amended to include younger pediatric patients (aged 2-11 years) with SCN8A-DEE as soon as the FDA has reviewed and approved additional non-clinical information. In parallel, Neurocrine Biosciences is advancing clinical plans to develop NBI-921352 for the treatment of adult focal epilepsy and expects to initiate a Phase 2 clinical trial in 2021. Upon IND or equivalent regulatory acceptance for NBI-921352 in adult focal epilepsy, we are eligible to receive a $10.0 million milestone payment; upon FDA acceptance of a protocol amendment for NBI-921352 in pediatric patients (aged 2-11 years) with SCN8A-DEE, we are eligible to receive a $25.0 million milestone payment, or a $15.0 million milestone payment if the IND acceptance for adult focal epilepsy occurs first. Both milestone payments are in the form of 45% cash and a 55% equity investment in our common shares at a 15% premium to our 30-day trailing volume weighted average price at that time.

FX301, A Nav1.7 Inhibitor for the Treatment of Post-Operative Pain

In September 2019, we entered into an agreement providing Flexion with the global rights to develop and commercialize XEN402, now known as FX301, a Nav1.7 inhibitor. Flexion’s FX301 program consists of XEN402 formulated for extended release from a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for control of post-operative pain. In February 2021, the FDA cleared an IND for FX301, resulting in a $1.0 million milestone payment due to us, and Flexion anticipates initiating a Phase 1b proof-of-concept clinical trial of popliteal fossa block with FX301 in patients undergoing bunionectomy in the first half of 2021. Topline results from that trial could potentially be available in late 2021. Pursuant to the terms of the agreement, we are eligible to receive up to an additional $7.0 million in milestone payments through initiation of a Phase 2 clinical trial. For a more detailed description of the terms of this agreement with Flexion, see “—Collaborations, Commercial and License Agreements” below.

Selective Inhibitors of Nav1.7 for the Treatment of Pain

In December 2011, we entered into a collaborative research and license agreement with Genentech to discover and develop selective oral inhibitors of Nav1.7 for the treatment of pain. For a more detailed description of the terms of our agreements with Genentech, see “—Collaborations, Commercial and License Agreements” below. Based on our discovery of Nav1.7 deficiency underlying the rare human disease called congenital indifference to pain, or CIP, where individuals with CIP are unable to feel pain, we believe that Nav1.7 is a highly validated target for the treatment of pain. Our Genentech collaboration is focused on discovering and developing oral drugs that selectively target Nav1.7.

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

Governance.  The parties have established a joint steering committee, or JSC, composed of an equal number of representatives from each entity, which will coordinate and oversee the Collaboration Programs (as defined below).  The JSC will disband upon the completion or earlier termination of both of the Collaboration Programs.  Decisions of the JSC will be made by unanimous vote, provided that in the event of a disagreement on any matter, following a specified dispute resolution procedure, Neurocrine Biosciences will have the right to decide such matter, subject to certain exceptions.

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

Financial Terms.  Neurocrine Biosciences paid us an upfront payment of $50.0 million, which included a $30.0 million payment in cash. For the remainder of the upfront payment, concurrently with the entry into the Collaboration Agreement, the parties entered into the Share Purchase Agreement (as defined below) pursuant to which we issued and sold the Shares (as defined below) to Neurocrine Biosciences for an aggregate purchase price of $20.0 million.

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

In January 2021, we entered into an amendment with Neurocrine Biosciences pursuant to which we revised certain IND acceptance criteria relating to XEN901 for the potential treatment of SCN8A-DEE. Under the terms of the amendment, a partial IND acceptance, or Partial IND Acceptance, for XEN901 in the SCN8A-DEE indication will be deemed to have occurred upon the authorization of the FDA to initiate a Phase 2 randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability, and pharmacokinetics of XEN901 in subjects with SCN8A-DEE aged between 12 and 21 years. A full IND acceptance, or Full IND Acceptance, for XEN901 in the SCN8A-DEE indication will be deemed to have occurred upon FDA approval of a protocol amendment to the study that expands the subject population to include subjects with SCN8A-DEE aged between 2 and 11 years. If XEN901 achieves Full IND Acceptance in SCN8A-DEE or IND or equivalent regulatory authority acceptance in a Major Indication, we will be entitled to a milestone cash payment of $11.25 million or $4.5 million, respectively. In addition to such cash payment, we will issue and sell either $13.75 million or $5.5 million of our common shares to Neurocrine, depending on whether the IND acceptance is for SCN8A-DEE or a Major Indication, respectively.  The common shares sold to Neurocrine will have a price equal to 115% of our 30-day volume-weighted average price immediately prior to the public announcement of the IND acceptance. If the IND acceptance first occurs for a Major Indication and subsequently Full IND Acceptance for XEN901 in SCN8A-DEE occurs, Neurocrine will pay us an additional $6.75 million cash payment (for a total of $11.25 million) and an additional $8.25 million (for a total of $13.75 million) of common shares will be issued and sold to Neurocrine at a price equal to 115% of our 30-day volume-weighted average price immediately prior to the public announcement of the subsequent IND acceptance.  If the aggregate number of common shares to be sold to Neurocrine pursuant to the terms of the Collaboration Agreement, as amended, would exceed 19.9% of our common shares outstanding on the date of the Collaboration Agreement, then the number of shares to be purchased shall be reduced such that the percentage cap is not exceeded.

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

Flexion paid an upfront purchase price of $3.0 million for the purchased assets and a $0.5 million milestone payment for the initiation of the first GLP toxicology study. In addition, a $1.0 million milestone for FDA clearance of the first IND has been achieved in the first quarter of 2021. Pursuant to the terms of the agreement, we are eligible to receive additional payments for various CMC, development and regulatory milestones of up to $7.0 million through initiation of a Phase 2 proof-of-concept clinical trial.  In addition, following a successful proof-of-concept clinical trial, we would be eligible to receive additional clinical development and global regulatory approval milestone payments of up to $40.75 million, commercialization milestone payments of up to $75.0 million, as well as future royalties on sales of any approved products ranging from mid-single to low-double digit percentages, depending on the level of worldwide net sales.

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

In August 2020, we entered into an amendment to the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Upon execution of the amendment, we made a payment of $0.3 million to 1st Order. We remain responsible for future potential payments to 1st Order of up to $1.2 million in clinical development milestones, up to $6 million in regulatory milestones for multiple indications, and $0.5 million in other milestones. There are no royalty obligations to 1st Order.

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

Under the terms of the agreement, Genentech paid us an upfront fee of $10.0 million, a $5.0 million milestone payment for the selection of a compound for development and an $8.0 million milestone payment upon the approval by Health Canada of a CTA. Genentech provided funding to us for certain of our full-time equivalents, or FTEs, performing the research collaboration plan, which concluded in December 2016. We are eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613.0 million, comprised of up to $45.5 million in pre-clinical and clinical milestone payments, up to $387.5 million in regulatory milestone payments, and up to $180.0 million in sales-based milestone payments for multiple products and indications. In addition, we are eligible to receive royalties based on net sales of the licensed products, which range from a mid-single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis. Our pre-commercial and commercial milestone payments and royalties may be subject to reductions based on the period in which the compound that is selected for development and commercialization was initially conceived. If the compound that is selected for development and commercialization was conceived after December 21, 2019, we will not be entitled to any pre-commercial or commercial milestone payments nor to any royalties.

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

As of December 31, 2020, we owned, co-owned or licensed 32 issued U.S. patents and approximately 21 pending U.S. patent applications, including provisional and non-provisional filings. We also owned, co-owned or licensed an additional 227 pending and granted counterpart applications worldwide, including 20 country-specific validations of three European patents.

As of December 31, 2020, we owned two issued U.S. patents and four pending U.S. non-provisional patent applications related to XEN1101, and methods of making and using XEN1101 and certain related compounds. The issued patents are expected to expire between 2028 and 2029 (absent any extensions of term). In addition, we have 15 foreign issued patents (exclusive of European patent national validations), three pending PCT international applications, and 30 pending corresponding applications in various foreign jurisdictions relating to XEN1101 and certain related compounds.

As of December 31, 2020, we have filed one U.S. non-provisional patent application directed to XEN496 (i.e., our pediatric formulation of ezogabine), a genus of related formulations, and methods of making and using the same.  In addition, we have one pending PCT international application relating to XEN496 and related intellectual property. Any patents issuing from this application are expected to expire in 2040 (absent any extensions of term).

As of December 31, 2020, we co-owned one U.S. provisional patent application directed to methods of using XEN007 for the treatment of certain pediatric epilepsy disorders.  Any patents issuing from this application are expected to expire in 2041 (absent any extensions of term).

As of December 31, 2020, we owned three U.S. patents, one pending U.S. non-provisional patent application, and four U.S. provisional patent applications directed to XEN901 (now known as NBI-921352) and methods of making and using XEN901 and certain related compounds. The issued patents, along with any patents issuing from these applications, are expected to expire between 2037 and 2041 (absent any extensions of term).  In addition, we have 21 pending corresponding applications in various foreign jurisdictions relating to XEN901 and certain related compounds. Pursuant to our collaboration with Neurocrine Biosciences, Neurocrine Biosciences will oversee the prosecution, maintenance and other matters relating to the patent portfolio for XEN901 (now known as NBI-921352) and the other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors.

As of December 31, 2020, we owned two U.S. patents, filed three U.S. non-provisional patent applications, two PCT international applications, and 58 pending corresponding applications in various foreign jurisdictions directed to certain of our selective inhibitors of Nav1.6 and/or Nav1.2 (exclusive of XEN901), as well as methods of making and using the same. The issued patents, along with any patents issuing from these applications are expected to expire between 2037 and 2039 (absent any extensions of term).

As of December 31, 2020, we, together with Genentech, co-owned nine issued U.S. patents, six pending U.S. patent applications, six foreign issued patents (exclusive of European patent national validations), and have filed 69 pending counterpart patent applications in various jurisdictions directed to Nav1.7 inhibitors, as well as methods of making and using the same. The issued patents, as well as any patents issuing from these applications are expected to expire between 2034 and 2037 (absent any extensions of term).

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

Anti-Seizure Medications, or ASMs, for the Treatment of Epilepsy

If more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other ASMs. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamate, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel, cannabidiol, eslicarbazepine acetate and fenfluramine. There are currently no FDA-approved treatments specifically indicated for the early infantile epileptic encephalopathies KCNQ2-DEE or SCN8A-DEE; however, a number of different ASMs are currently used in these patient populations. We are not aware of other companies that are developing selective Nav1.6 inhibitors for the treatment of epilepsy. There are other ASMs in clinical development that could potentially compete with our products, including products in development from Eisai Co., Ltd., GW Pharmaceuticals plc, Knopp Biosciences LLC, Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Ovid Therapeutics Inc., Praxis Precision Medicines, Inc., Sage Therapeutics, SK Life Science, Inc., Supernus Pharmaceuticals Inc., Takeda Pharmaceutical Company Ltd., UCB, Inc., and Upsher-Smith Laboratories, Inc., Zogenix, Inc., and Zynerba Pharmaceuticals, Inc.

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

Further, as a result of the COVID-19 pandemic, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, the FDA has issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including certain reporting requirements, and additional guidance on the good manufacturing practice considerations for responding to COVID-19 infection and other topics. We may be required to make further adjustments to our clinical trials or business operations based on current or future guidance and regulatory requirements as a result of the COVID-19 pandemic.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the U.S. for this type of disease or condition will be recovered from sales of the product. We have received orphan drug designation from the FDA for XEN496 (active ingredient ezogabine), a drug we are evaluating in a Phase 3 clinical trial for the treatment of KCNQ2-DEE. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Enacted in March 2010, the Patient Protection and Affordable Care Act, as amended, or PPACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, PPACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the PPACA also imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Other legislative changes have been proposed and adopted since PPACA was enacted. These new laws may result in reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is unclear.

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

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our business. In particular, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court. In November 2020, the United States Supreme Court held oral arguments on this case and is expected to decide on this case by mid-2021. It is uncertain how the United States Supreme Court will rule on this case. We cannot predict how this decision or future litigation will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level or their effect on our business.

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

In addition, in May 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which applies to all EU member states from May 25, 2018 and replaced the European Union Data Protection Directive. The GDPR has imposed many new or additional requirements including, but not limited to, obtaining consent of the individuals to whom the personal data relates, the nature and scope of notifications provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. Failure to comply with the GDPR could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution and/or civil fines or penalties. Additionally, GDPR creates a direct cause of action by individual data subjects. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical trials or other transactions from that we may gain access to personal data. Beginning in 2021, the UK will be a “third country” under the GDPR. These changes in the law will increase our costs of compliance and result in greater legal risks. Other countries maintain different privacy laws that we are subject to.

The Physician Payment Sunshine Act, or the Sunshine Act, requires applicable manufacturers and certain distributors of prescription drugs, among other products, that are available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to covered recipients, such as physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership (including immediate family ownership) and investment interests in the entity. Effective January 1, 2022, these reporting and transparency requirements will extend to include payments and transfers of value made during the previous year to certain non-physician covered recipients, including physician assistants, nurse practitioners, and other mid-level practitioners. There are also an increasing number of state and local “sunshine” or transparency and reporting laws that require applicable manufacturers to make reports to states on pricing and marketing information. The U.S. federal government discloses the reported information on a publicly available website. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. These federal, state, and local laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Human Capital

Our board of directors and management recognize that creating long term enterprise value is advanced by considering the interests and concerns of many stakeholders, including the Company’s employees. As of December 31, 2020, we employed 129 employees, including 122 full-time and part-time permanent employees, of which 108 are located in Canada and 14 are located in the United States. Of our employees, 90 were primarily engaged in research and development, 38 of whom hold a Ph.D. or M.D. (or equivalent) degree. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

As competition for qualified personnel in the biotechnology and pharmaceutical field is intense, attracting and retaining qualified employees at all levels is critical to our business. We have established comprehensive and competitive compensation, leave and benefits programs in order to attract and retain the highly qualified personnel essential to our business. In addition to providing our employees with competitive salaries, we believe that employees should share in the potential financial gains resulting from the advancement of our programs and our practice is to award stock options to permanent employees, both upon initial hiring and annually thereafter, and pay annual bonuses to permanent employees based on the achievement of corporate and/or personal objectives. Our leave programs include paid vacation, personal, sick, disability and other paid and unpaid leaves. Our health and wellness programs include medical, dental, vision care, retirement savings programs and other benefits.

As a biopharmaceutical company with highly educated employees, we believe that our employees must stay current with advances in our industry and continue to grow in their careers.  We offer a variety of internal training and development opportunities as well as dedicated resources for colleagues to attend conferences and external professional development programs.

We are committed to diversity, equity and inclusion, or DEI, at all levels of our company and in 2020, established a joint management/employee DEI Committee to progress this important issue.  We will continue to focus on measuring and extending our diversity and inclusion initiatives across our entire workforce. We recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to comply with all applicable laws related to discrimination in the workplace.

Finally, in response to the COVID-19 pandemic, we continue to provide many of our employees the option to work from home, implemented a halt of non-essential business travel since March 2020, and offered employees the ability to access additional paid days off for child, elder and/or self-care.  As some of our employees have transitioned back to our premises to continue critical on-site work, we have implemented additional safety and infection prevention measures including enhanced cleaning, additional personal protective equipment, and contact tracing protocols.

Manufacturing

We currently rely, and expect to continue to rely, on third parties and our collaborators for the manufacture of our product candidates for pre-clinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Accordingly, we have not internally developed any manufacturing facilities or hired related personnel.

To date, we have obtained materials for our product candidates from multiple third-party manufacturers. We believe that all of the materials required for the manufacture of our product candidates can be obtained from more than one source. However, the manufacturing processes for each of our product candidates vary and sourcing adequate supplies may be made more difficult depending on the type of product candidate involved. Our product candidates generally can be manufactured in reliable and reproducible synthetic processes from readily available starting materials, excipients and packaging components. The drug substance chemistry generally is amenable to scale-up and does not require unusual equipment in the manufacturing processes.

Corporate Information

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187 of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We have one wholly-owned subsidiary as at December 31, 2020, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. Our principal executive offices are located at 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on the Nasdaq Global Market under the symbol “XENE.”

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

We do not expect to have sustained profitability for the foreseeable future. We had net losses of $28.8 million for the year ended December 31, 2020 and an accumulated deficit of $278.5 million as of December 31, 2020, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have devoted most of our financial resources to research and development, including our clinical and pre-clinical development activities. To date, we have financed our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue.

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

•	maintain, protect and expand our intellectual property portfolio;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

Our expenses could increase beyond expectations for a variety of reasons, including if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, Health Canada, or other regulatory agencies, domestic or foreign, to perform clinical and other studies including post-approval commitments in addition to those that we currently anticipate. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity.

We do not generate any royalty or other revenue from product sales and may never become profitable on a U.S. GAAP basis.

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. We do not generate any royalty or other revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2020, we incurred $50.5 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

Our current cash and cash equivalents and marketable securities are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting pre-clinical research and clinical trials;

•	whether our existing collaborations generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•	the timing and magnitude of potential milestone payments and royalties under our product acquisition and in-license agreements;
•	the cost of pre-commercial activities in advance of product commercialization as well as the cost of commercializing any future products we develop independently that are approved for sale;
•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in November 2019, we entered into the November 2019 sales agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell up to $50.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agents. As of January 2020, we had sold an aggregate of 3,252,330 common shares for proceeds of $48.8 million, net of commissions paid, but excluding transaction expenses. Additionally, in December 2019, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, Inc., or Neurocrine Biosciences, we issued 1,408,847 common shares to Neurocrine Biosciences for an aggregate purchase price of $20.0 million. In January 2020, we completed an underwritten public offering of 3,750,000 of our common shares at a public offering price of $16.00 per share for proceeds of $56.7 million, net of underwriting discounts and commissions, but before other offering expenses. In February 2020, the underwriters of the January 2020 public offering exercised their option to purchase an additional 562,500 of our common shares at a public offering price of $16.00 per share, raising additional proceeds of $8.5 million, net of underwriting discounts and commissions, but before other offering expenses. Further, in August 2020, we entered into the August 2020 sales agreement with Jefferies and Stifel to sell up to $100.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel are acting as sales agents. As of March 1, 2021, we had sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions paid, but excluding estimated transaction expenses. We were also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we had borrowed an aggregate principal amount of $15.5 million. The restated loan and security agreement was secured by substantially all of our assets except intellectual property and required compliance with various affirmative and negative covenants. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date and all encumbrances were removed by Silicon Valley Bank. Any future incurrence of indebtedness would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Such covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

We are subject to risks associated with currency fluctuations which could impact our results of operations.

As of December 31, 2020, approximately 9% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

We have historically financed our cash needs through a combination of collaboration agreements, equity and debt financings. Debt financings may require a security interest in substantially all of our assets and may also restrict our ability, among other things, to:

•	sell, transfer or otherwise dispose of any of our business assets or property, subject to limited exceptions;
•	make material changes to our business;
•	enter into transactions resulting in significant changes to the voting control of our common shares;
•	make certain changes to our organizational structure;
•	consolidate or merge with other entities or acquire other entities;
•	incur additional indebtedness or create encumbrances on our assets;
•	pay dividends, other than dividends paid solely in our common shares, or make distributions on and, in certain cases, repurchase our common shares;

•	enter into certain transactions with our affiliates;
•	repay subordinated indebtedness; or
•	make certain investments.

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

Risks Related to Our Business and Industry

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety and/or tolerability, convenience and ease of administration, price, the potential advantages of alternative products, the level of generic competition, and the availability of coverage and adequate reimbursement from government and other third-party payers.

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

For example, if more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamate, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel, cannabidiol, eslicarbazepine acetate and fenfluramine. The FDA has not yet approved any drug products specifically for KCNQ2 developmental and epileptic encephalopathy (otherwise known as KCNQ2-DEE or EIEE7) or for SCN8A developmental and epileptic encephalopathy (otherwise known as SCN8A-DEE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. There are other ASMs in clinical development that could potentially compete with our products, including products in development from Eisai Co., Ltd., GW Pharmaceuticals plc, Knopp Biosciences LLC, Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Ovid Therapeutics Inc., Praxis Precision Medicines, Inc., Sage Therapeutics, SK Life Science Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., UCB, Inc., Upsher-Smith Laboratories, Inc. , Zogenix Inc., and Zynerba Pharmaceuticals, Inc.

We have no marketed proprietary products and have not yet completed clinical development beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

As a company, we have no previous experience in completing a Phase 3 clinical trial or in completing clinical trials in pediatric indications, and related regulatory requirements or the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, conduct a pivotal clinical trial, obtain regulatory approval, manufacture drug product on a commercial scale or arrange for a third party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates. To execute on our business plan for the development of independent programs, we will need to successfully:

•	execute our clinical development and manufacturing plans for later-stage product candidates;
•	obtain required regulatory approvals in each jurisdiction in which we will seek to commercialize products;
•	build and maintain appropriate pre-commercialization capabilities as well as commercial sales, distribution and marketing capabilities;
•	gain market acceptance for our future products, if any; and
•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization activities.

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

We could experience difficulties attracting and retaining qualified employees as competition for qualified personnel in the biotechnology and pharmaceutical field is intense. We are highly dependent upon our senior management, particularly Dr. Simon Pimstone, our current Chief Executive Officer, who will begin serving as the Executive Chair of the board of directors effective as of the date of our 2021 annual meeting of shareholders, or AGM, and Mr. Ian Mortimer, our current President and Chief Financial Officer who will take on the role of Chief Executive Officer while retaining his current responsibilities as our President and principal operating officer as of the date of our 2021 AGM, as well as other employees. The loss of services of either of these individuals or one or more of our other members of senior management could materially delay or even prevent the successful development of our product candidates.

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

Our business strategy involves continued development and, where development is successful, commercialization of select product candidates. In order to execute on this strategy, we will need to build out a regulatory, sales, manufacturing, supply chain and marketing infrastructure and expand our development capabilities or contract with third parties to provide these capabilities and infrastructure for us. To achieve this, we will need to identify, hire and integrate personnel who have not worked together as a group previously. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties.

Future growth will impose significant added responsibilities on members of management including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.

We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our business, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

To date, we have not experienced any material impact to our business, financial position or operations resulting from information security incidents or cyberattacks such as phishing, social engineering, ransomware or malware attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted in the future. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Moreover, the prevalent use of mobile devices that access confidential information and ability to work remotely increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. These risks may be heightened during the current COVID-19 pandemic due to the increase in our and our vendors’ and contractors’ personnel working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures and, to date, have not detected a cybersecurity breach of our systems nor experienced a material system failure, our computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, third-party contract research organizations, or CROs, or other contractors, vendors, consultants, directors and partners remain potentially vulnerable to these events.

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

•	tighter restrictions on privacy and the collection, use and retention of data, including clinical data and genetic material, may apply in jurisdictions outside of North America;
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and

•

supply and other disruptions resulting from the impact of public health epidemics, including the COVID-19 pandemic, on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

If any of these issues were to occur, our business could be materially harmed.

Health pandemics or epidemics, including the COVID-19 pandemic and other public health crises may materially and adversely affect our business, financial condition and results of operations.

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

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 2b XEN1101 (X-TOLE) clinical trial, which includes investigative sites in North America and Europe, and our Phase 3 XEN496 (EPIK) clinical trial, which includes investigative sites in North America and is expected to include sites in Europe, Australia and Asia. We experienced a significant reduction in the rate of new patient enrollment in our X-TOLE trial due to the COVID-19 pandemic and our ability to complete patient enrollment will largely depend on future developments around COVID-19. In addition, our EPIK trial is dependent upon our ability to initiate clinical sites and enroll patients despite the ongoing COVID-19 pandemic.

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

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the ongoing impact of the COVID-19 pandemic and the actions to contain COVID-19 or treat its impact, among others. In addition, due to the speed with which the COVID-19 situation continues to develop, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross income and gross assets, we do not believe we were a PFIC for the taxable years ended December 31, 2020 and 2019 but we could be a PFIC in subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for future taxable years.

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
•

the federal Physicians Payment Sunshine Act, also referred to as the CMS Open Payments, which requires applicable manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to: certain payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals and ownership or investment interests held by such healthcare professionals and their immediate family members; effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made and ownership interests held during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the collection, export, privacy, use and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals, and various radioactive compounds typically employed in molecular and cellular biology. For example, we routinely use cells in culture and we employ small amounts of radioisotopes. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling, or disposal of these materials through our maintenance of up-to-date licensing and training programs. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We currently carry insurance covering certain claims arising from our use of these materials. However, if we are unable to maintain our insurance coverage at a reasonable cost and with adequate coverage, our insurance may not cover any liability that may arise. We are subject to Canadian federal, provincial, and local laws and regulations and may be subject to U.S. and/or foreign, laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Complying with regulations regarding the use of these materials could be costly, and if we fail to comply with these regulations, it could have a material adverse effect on our operations and profitability.

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

•

the pre-approval inspections of manufacturing, clinical sites or clinical service providers, conducted by regulatory authorities may identify errors or omissions that may results in the product candidate not being approved; and

•

the approval policies or regulations of the FDA, EMA, Health Canada or other regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.

Even if we, or our collaborators, obtain approval for a particular product, regulatory authorities may grant approval contingent on the performance of costly post-approval commitments including clinical trials, or may approve a product with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product.

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

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials are prolonged, delayed, not completed, unsuccessful or inconclusive, we could experience material harm to our business and the market price of our common shares. In addition, we, or our collaborators, may be unable to commercialize our product candidates on a timely basis or at all.

Clinical testing of product candidates is expensive and, depending on the stage of development, can take a substantial period of time to complete. Clinical trial outcomes are inherently uncertain, and failure can occur at any time during the clinical development process and can have a material impact on our business and the market price of our common shares.

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

•	inability to enroll sufficient patients to complete a protocol, particularly in orphan diseases;
•	difficulty in having patients complete a trial, adhere to the trial protocol, or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with drug product or drug substance storage, stability and distribution;
•	our inability to add new or additional clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our pre-clinical studies and clinical trials;
•	unforeseen disruptions, caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

These risks and uncertainties could impact any of our or our collaborators’ clinical programs and any of the clinical, regulatory or operational events described above could change our or our collaborators’ planned clinical and regulatory activities. For example, due to the impact of the COVID-19 pandemic, we experienced a reduction in the rate of new patient enrollment in our ongoing XEN1101 X-TOLE trial, which includes clinical trial sites in North America and Europe and we have experienced an impact on the initiation of clinical sites in our EPIK trial which includes investigative sites in North America and is expected to include clinical sites in Europe, Australia and Asia. COVID-19 may continue to impact the enrollment of patients in our XEN496 EPIK clinical trial.

The results of any Phase 3 or other pivotal clinical trial, including without limitation our EPIK trial, may not be adequate to support marketing approval. These clinical trials are lengthy and, with respect to non-orphan indications, usually involve many hundreds to thousands of patients. With respect to orphan indications like KCNQ2-DEE, SCN8A-DEE or CAE, clinical trials can also be lengthy due to the challenge of identifying and recruiting patients. In addition, if the FDA, EMA, Health Canada or another regulator disagrees with our or our collaborators’ choice of the key testing criterion, or primary endpoint, the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA, Health Canada or other regulators also may require additional clinical trials as a condition for approving any of these product candidates.

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

We may also be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus which have and are expected to continue to increase the cost of our clinical trials. For example, in March 2020, FDA issued guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic.

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

Clinical trials may fail to demonstrate adequately the safety and efficacy of our or our collaborators’ product candidates, at any stage of clinical development. Terminating the development of any of our or our collaborators’ product candidates could materially harm our business and the market price of our common shares.

Our and our collaborators’ clinical product candidates, which include XEN1101, XEN496, XEN007, NBI-921352 (previously known as XEN901 and being developed by our collaborator Neurocrine Biosciences), and FX301 (being developed by Flexion Therapeutics, Inc., or Flexion), along with product candidates we expect to enter clinical development which include our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization.

Before obtaining regulatory approvals for the commercial sale of our products, we or our collaborators must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that the product candidate is both safe and effective for use in each target indication. Failure can occur at any time during the clinical trial process. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved as products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition to the safety and efficacy trials of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, statistical analysis plan, placebo effect, patient enrollment criteria, patient compliance and trial execution. Data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Failure of a clinical trial due to any of these reasons could materially harm our business and the market price of our common shares.

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. Negative or inconclusive results from our or our collaborators’ clinical trials could lead to a decision or requirement to conduct additional pre-clinical testing or clinical trials or result in a decision to terminate the continued development of a product candidate. For example, we anticipate receiving topline data from our X-TOLE Phase 2b clinical trial of XEN1101 in adult patients with focal epilepsy in the third quarter of 2021.  If these topline data fail to meet the trial endpoints or are otherwise inconclusive, we may cease development of XEN1101 as a treatment for adult patients with focal epilepsy or potentially abandon development of XEN1101 entirely. Even if the data from our X-TOLE Phase 2b clinical trial are positive, there can be no assurance that we will be able to successfully advance development of this product candidate into later stage clinical trials or obtain regulatory approval of XEN1101. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

If our or our collaborators’ product candidates are not shown to be both safe and effective in clinical trials, such product candidates will be unable to obtain regulatory approval or be successfully commercialized. In addition, our or our collaborators’ failure to demonstrate positive results in clinical trials in any indication for which we or our collaborators are developing clinical product candidates could adversely affect development efforts in other indications. In such case, we would need to develop other compounds and conduct associated pre-clinical testing and clinical trials, as well as potentially seek additional financing, all of which would have a material adverse effect on our business, growth prospects, operating results, financial condition and results of operations.

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

We or our collaborators may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete clinical studies in a timely manner, or at all. Patient enrollment for clinical trials for ultra-orphan, orphan and niche indications and for more prevalent conditions is affected by factors including:

•	severity of the disease under investigation;
•	design of the study protocol;
•	size of the patient population and geographic dispersion;
•	identification of patients;
•	eligibility criteria for the study in question;
•	perceived risks and benefits of the product candidate under study;
•	proximity and availability of clinical study sites for prospective patients;
•	availability of competing therapies and clinical studies;

•	efforts to facilitate timely enrollment in clinical studies; and
•	patient referral practices of physicians.

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

Although we have pending provisional and non-provisional patent applications related to XEN496 and XEN007, these product candidates are not currently covered by any issued patents and we may have to rely solely on orphan drug designation to gain market exclusivity for these product candidates. Currently, this designation provides market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for potential development in CAE, HM, or AHC, has received orphan drug designation from the FDA for HM and AHC. We have also received orphan drug designation from the FDA and orphan medicinal product designation was granted by the European Commission to XEN496 as a treatment of KCNQ2-DEE. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position. Further, not all jurisdictions, such as Canada, have orphan drug designations. Neither orphan drug designation, nor rare pediatric disease, or RPD, designation gives the drug any advantage in the regulatory review or approval process other than potential fee reductions, and in the case of RPD, priority review vouchers.

Although the FDA has granted RPD designation to XEN007 for the treatment of AHC and RPD designation to NBI-921352 for the treatment of SCN8A-DEE, we may not be able to realize any value from such designation.

Our product candidate XEN007 has received RPD designation from the FDA for the treatment of AHC and NBI-921352, being developed by our collaborator Neurocrine Biosciences, has received RPD designation for the treatment of SCN8A-DEE. The FDA defines a "rare pediatric disease" as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's RPD priority review voucher program, upon the approval of a new drug application, NDA, or a biologics license application, BLA, for the treatment of an RPD, the sponsor of such application would be eligible for a priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance we or Neurocrine Biosciences will receive a RPD priority review voucher or that use of the priority review voucher will result in a faster review or approval for a subsequent marketing application. It is possible that even if we or Neurocrine Biosciences obtain approval for XEN007 in AHC or NBI-921352 in SCN8A-DEE, respectively, and qualify for such a priority review voucher, the program may no longer be in effect at the time of approval of either of these product candidates. Also, although priority review vouchers may be freely sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a priority review voucher to a third party. In addition, as part of the Coronavirus Response and Relief Supplemental Consolidated Appropriations Act of 2021, Congress extended FDA authorization to operate the RPD Priority Review Voucher Program through fiscal year 2024. RPD Designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

Sales of our approved products, if any, will be subject to the regulatory requirements governing marketing approval in the countries in which we obtain regulatory approval, and we plan to seek, ourselves or with collaborators, regulatory approval to commercialize our product candidates in North America, the EU and in additional foreign countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, approval in the U.S. by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by the FDA, EMA, Health Canada or regulatory authorities in other countries. Approval procedures vary among jurisdictions and can be lengthy and expensive, and involve requirements and administrative review periods different from, and potentially greater than, those in the U.S., including additional pre-clinical studies or clinical trials. Even if our product candidates are approved, regulatory approval for any product may be withdrawn by the regulatory authorities in a particular jurisdiction.

Even if a product is approved, the FDA, EMA, Health Canada, or another applicable regulatory authority, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming post-approval commitments including clinical trials or onerous risk management activities, including Risk Evaluation and Mitigation Strategies, or REMS, in the United States as conditions of approval to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. In many countries outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for a product is also subject to approval.

Regulatory authorities in countries outside of the U.S., Canada and the EU also have their own requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with such foreign regulatory requirements could result in significant delays, difficulties and costs for us or our collaborators and could delay or prevent the introduction of our current and any future products, in certain countries.

If we or our collaborators fail to receive applicable marketing approvals or comply with the regulatory requirements in international markets, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected.

Risks Related to Commercialization

If, in the future, we are unable to establish our own sales, marketing and distribution capabilities or enter into agreements for these purposes, we may not be successful in independently commercializing any future products.

We do not have a sales or marketing infrastructure and, as a company, have no sales, marketing or distribution experience. Our strategy involves building our own commercial infrastructure to selectively commercialize future products in certain commercial markets which will be expensive and time consuming. For certain products and/or commercial markets, we may seek commercial partners and may seek to retain the right to participate in the future development and commercialization of such products if we believe such involvement would advance our business.

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that any of our product candidates will be approved. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a commercial organization. For any future products for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	the maintenance of existing or the establishment of new supply arrangements with third-party logistics providers and secondary packagers;
•	the maintenance of existing or the establishment of new scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	a continued acceptable safety profile following any marketing approval;

•	our inability to recruit and retain adequate numbers of qualified sales and marketing personnel or develop alternative sales channels;
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

Where and when appropriate, we may elect to utilize contract sales forces, distribution partners or collaborators that have sales, marketing and distribution capabilities to assist in the commercialization of or independently commercialize our product candidates. If we enter into arrangements with third parties to perform sales, marketing and distribution services for a product, the resulting revenue or the profitability from this revenue to us is likely to be lower than if we had sold, marketed and distributed that product ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market, and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market, and distribute our current or any future products effectively.

Even if we receive regulatory approval to commercialize any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that we receive for the product candidates we commercialize, alone or with a collaborator, will be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product and compliance with the approved package insert. In addition, our product candidates may receive schedule classifications under the Controlled Substances Act of 1970 which will result in additional complexity in manufacturing, supply chain, licensing, import/export and distribution.

For any approved product, we or our collaborators will need to ensure continued compliance with extensive regulations and requirements regarding the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with current good manufacturing practices, or cGMP, and current good clinical practices, or cGCP, for any clinical trials that we or our collaborators are required to conduct post-approval. Post-approval discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	additional restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on any post-approval clinical trials;
•

refusal by the FDA, EMA, Health Canada or another applicable regulatory authority to approve pending applications or supplements to approved applications filed by us or our collaborators, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the release, import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations.

In addition, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label use may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA and other foreign regulators do restrict manufacturer’s communications on the subject of off-label use of their products.

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

Our effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible.  Additionally, the potentially addressable patient population for some of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.  Finally, even if we obtain significant market share for our product candidates focused on treatments for rare and ultra-rare diseases, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

Even if we or our collaborators receive approval to commercialize our products, unfavorable pricing regulations and challenging third-party coverage and reimbursement practices could harm our business.

Our or our collaborators’ ability to commercialize any products successfully will depend, in part, on the extent to which coverage and reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans, and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we or our collaborators commercialize and, if reimbursement is available, the level of reimbursement. In addition, coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA, EMA, Health Canada or other regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our and our collaborators’ costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or our collaborators’ inability to promptly obtain coverage and profitable payment rates from both government-funded and private payers for any approved products that we or our collaborators develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the PPACA. For example, various portions of the PPACA have been the subject of legal and constitutional challenges, including legal proceedings in the Fifth Circuit Court of Appeals. The Supreme Court of the United States held oral arguments on the Fifth Circuit Court case in November 2020 and is expected to issue a decision by mid-2021. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, HHS and CMS issued final rules in November and December of 2020 that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, prescription drug importation, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These and other health reform measures that are implemented may have a material adverse effect on our operations.

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework could reduce our ability to generate revenue in the future or increase our costs, either of which could have a material and adverse effect on our business, financial condition and results of operations. It is also possible that additional governmental action will be taken to address the COVID-19 pandemic. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services and medical products to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.

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

In most foreign countries, particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. As of February 2021, Canada is in the midst of implementing new drug pricing regulations and additional pricing guidance that will affect the price at which patented medicines can be sold.

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

If our collaborators do not perform in the manner we expect or fulfill their responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts could be delayed, terminated or be commercially unsuccessful. Conflicts between us and our collaborators may arise. In the event of termination of one or more of our collaboration agreements, it may become necessary for us to assume the responsibility of any terminated product or product candidates at our own expense or seek new collaborators. In that event, we could be required to limit the size and scope of one or more of our independent programs or increase our expenditures and seek additional funding which may not be available on acceptable terms or at all, and our business could be materially and adversely affected.

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
•

Neurocrine Biosciences’ failure to collect all data required by FDA to support regulatory approval or an IND or any amendments thereof, address any deficiencies or compliance issues raised by FDA or any other regulatory authority, or comply with all regulatory requirements in order to advance clinical development of NBI-921352 to approval;

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

For example, following Neurocrine Biosciences’ submission of the IND for NBI-921352, the FDA requested additional non-clinical data to support dose justification in the proposed pediatric study of NBI-921352 in pediatric SCN8A-DEE patients.  Based on this feedback, in January 2021, we announced that Neurocrine Biosciences intends to initiate a Phase 2 clinical trial in adolescent patients (aged 12 years and older) with SCN8A-DEE in the third quarter of 2021 and to amend the trial protocol to include younger pediatric patients (aged 2-11 years) with SCN8A-DEE following the FDA’s review and approval of the additional non-clinical information. In connection with this announcement, we and Neurocrine Biosciences amended our collaboration agreement to restructure the terms of potential payments owed to us upon achievement of certain development milestones, including deferring the milestone payment owing to us for the SCN8A-DEE trial until the FDA has approved the protocol amendment to include younger pediatric patients (aged 2-11 years).  The terms of our amended collaboration agreement with Neurocrine Biosciences are described in greater detail in the section of this report titled “Business — Collaborations, Commercial and License Agreements — License and Collaboration Agreement with Neurocrine Biosciences, Inc.” If Neurocrine Biosciences does not provide the FDA with sufficient additional non-clinical data to support a protocol amendment, we would not qualify for the milestone tied to the SCN8A-DEE development program.  In addition, although we have previously announced that Neurocrine Biosciences is advancing clinical plans to develop NBI-921352 for the treatment of adult focal epilepsy and expects to initiate a Phase 2 clinical trial in 2021, we cannot be certain that Neurocrine Biosciences will continue to pursue this indication and we may not qualify for additional payments under our collaboration agreement.

If either we or Neurocrine Biosciences fail to perform our respective obligations, any clinical trial, regulatory approval or development progress could be significantly delayed or halted, could result in costly or time-consuming litigation or arbitration and could have a material adverse effect on our business.

Decisions by Neurocrine Biosciences to emphasize other drug candidates currently in its portfolio ahead of our product candidates, or to add competitive agents to its portfolio could result in a decision to terminate the agreement, in which event, among other things, we may be responsible for paying any remaining costs of all ongoing or future clinical trials, including expending additional time and resources needed to address any prior deficiencies or regulatory noncompliance issues that we may inherit from Neurocrine Biosciences upon any such termination.

Any of the above discussed scenarios could adversely affect the timing and extent of the development and commercialization activities related to NBI-921352, which could materially and adversely impact our business.

We may not be successful in establishing new collaborations or maintaining our existing alliances, which could adversely affect our ability to develop product candidates and commercialize products.

In the ordinary course, we engage with other biotechnology and pharmaceutical companies to discuss potential in-licensing, out-licensing, alliances and other strategic transactions. We may seek to enter into these types of transactions to enhance and accelerate the development of our current or future product candidates and the commercialization of any resulting products. We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish other collaborations or other alternative arrangements for any current or future product candidates because our research and development pipeline may be insufficient, our current or future product candidates may be deemed to be at too early of a stage of development for collaboration effort and/or third parties may view our product candidates as lacking the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

If any of our existing collaboration agreements are terminated, or if we determine that entering into other product collaborations is in our best interest but we either fail to enter into, delay in entering into or fail to maintain such collaborations:

•	the development of certain of our current or future product candidates may be terminated or delayed;
•	our cash expenditures related to development of any such product candidates would increase significantly and we may need to seek additional financing sooner than expected;
•	we may be required to hire additional employees or otherwise develop expertise, such as clinical, regulatory, sales and marketing expertise, some of which we do not currently have;
•	we will bear all of the risk related to the development of any such product candidates; and
•	the competitiveness of any product that is commercialized could be reduced.

We intend to rely on third-party manufacturers to produce our clinical product candidates and commercial supplies. Any failure by a third-party manufacturer to produce acceptable supplies for us may delay or impair our ability to initiate or complete our clinical trials, gain regulatory approvals or commercialize approved products.

We do not currently own or operate any manufacturing facilities nor do we have significant in-house manufacturing experience or personnel. We rely on our collaborators, either directly or through CMOs, to manufacture product candidates licensed to them or work with multiple CMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for pre-clinical testing and clinical trials and intend to do so for the commercial manufacture of our products. If we or our collaborators are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we or our collaborators may not be able to successfully produce sufficient supply of a product candidate or we or our collaborators may be delayed in doing so. Such failure or substantial delay could materially harm our business.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA, EMA, Health Canada and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities and/or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA, EMA, Health Canada and other regulatory agencies. They are also subject to pre-approval inspections and periodic unannounced inspections by the FDA, EMA, Health Canada and other regulatory agencies. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in restrictions on the product or on the manufacturing or laboratory facility, including product recall, suspension of manufacturing, product seizure or a voluntary withdrawal of the drug from the market. Any failure by our or our collaborators’ third-party manufacturers to comply with cGMP or any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed.

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. For example, XEN007 is currently being evaluated under a physician-led, Phase 2 proof-of-concept study as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant CAE. In addition, we expect to initiate a Phase 2 proof-of-concept clinical trial this year examining XEN1101 in major depressive disorder and anhedonia in partnership with academic collaborators at the Icahn School of Medicine at Mount Sinai.

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

We, our CROs and CMOs are required to comply with current good laboratory practices, or cGLP, cGCP and cGMP regulations and guidelines enforced by the FDA, Health Canada, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these regulations through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or CMOs fail to comply with these applicable regulations, the clinical data generated in our nonclinical studies and clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, EMA, Health Canada or another regulatory authority may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA, EMA, Health Canada or another regulatory authority could determine that any of our clinical trials fail or have failed to comply with applicable cGCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, EMA, Health Canada and other regulatory authorities, and our clinical trials may require a large number of test subjects. Our failure to comply with cGLP, cGCP and cGMP regulations may require us to repeat clinical trials or manufacture additional batches of drug which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs or CMOs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. Further, if our relationship with any of our CROs or CMOs is terminated, we may be unable to enter into arrangements with alternative CROs or CMOs on commercially reasonable terms, or at all.

Switching or adding CROs, CMOs or other suppliers can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO, CMO or supplier commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business.

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

Our commercial success will depend, in large part, on our ability to obtain and maintain patent and other intellectual property protection with respect to our product candidates. We evaluate our global patent portfolio in the ordinary course of business to enhance patent protection in areas of our strategic focus and in key markets for our potential products and may abandon existing patents or patent applications related to terminated development programs, areas, or markets of low strategic importance. Patents might not be issued or granted with respect to our patent applications that are currently pending, and issued or granted patents might later be found to be invalid or unenforceable, be interpreted in a manner that does not adequately protect our current product or any future products, or fail to otherwise provide us with any competitive advantage. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. Consequently, patents may not issue from our pending patent applications, or we may end up with patent claims of different scope in different jurisdictions. As such, we do not know the degree of future protection that we will have on our proprietary products and technology, if any, and a failure to obtain adequate intellectual property protection with respect to our product candidates and proprietary technology could have a material adverse impact on our business.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. The USPTO and various non-US governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application and maintenance process. We employ reputable law firms and other professionals to help us comply with respect to the patents and patent applications that we own, and we rely upon our licensors or our other collaborators to effect compliance with respect to the patents and patent applications that we license. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from offering to sell, selling, using, making or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our current or future products, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S. and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, broken priority, lack of written description, insufficient or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.

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

Enforcing our intellectual property rights against third parties may also cause such third parties to file other counterclaims against us, which could be costly to defend, particularly in a foreign jurisdiction, and could require us to pay substantial damages, cease the sale of certain products or enter into a license agreement and pay royalties (which may not be possible on commercially reasonable terms, or at all). Any efforts to enforce our intellectual property rights are also likely to be costly and may divert the efforts of our scientific and management personnel.

Patent protection and patent prosecution for some of our product candidates is dependent on, and the ability to assert patents and defend them against claims of invalidity is maintained by, third parties.

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees, sublicensees, licensors or other collaborators. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently the rights relating to the patent portfolio for XEN901 (now known as NBI-921352), other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors are exclusively licensed to Neurocrine Biosciences, some of the rights relating to the patent portfolio for novel Nav1.7 inhibitors are held by Genentech and the rights to the patent portfolio for XEN402 (now known as FX301) were sold to Flexion.

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

It is possible that relevant patents or patent applications held by third parties will cover our product candidates at the time of launch and we may also fail to identify, relevant patents or patent applications held by third parties that cover our product candidates. For example, U.S. applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Other patent applications in the U.S. and several other jurisdictions are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Furthermore, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our collaborators were the first to invent, or the first to file patent applications on our product candidates or for their uses, or that our product candidates will not infringe patents that are currently issued or that will be issued in the future. In the event that a third party has also filed a patent application covering one of our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference or derivation proceeding, declared by the USPTO or its foreign counterpart to determine priority of invention. Additionally, pending patent applications and patents which have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future products, if any, or their use.

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

Under our existing license and other agreements, including those associated with the XEN007 program, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential milestone payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part, or convert an exclusive license to a non-exclusive license. Generally, the loss of any one of our current licenses, or license exclusivity, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information, which would harm our competitive position.

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our discovery platform, business strategy and product candidates in order to protect our competitive position, which are difficult to protect. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory, manufacturing, pre-clinical development or clinical development goods or services or potential strategic collaborators. In addition, each of our employees and consultants is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. Our employees, consultants, contractors, business partners or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information in breach of these confidentiality agreements or our trade secrets may otherwise be misappropriated. Our collaborators might also have rights to publish data and we might fail to apply for patent protection prior to such publication. It is possible that a competitor will make use of such information, and that our competitive position will be compromised. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information would be jeopardized, which would adversely affect our competitive position.

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

If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

Risks Related to Ownership of Our Common Shares

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
•

negative or inconclusive results from clinical trials of our product candidates, leading to a decision or requirement to conduct additional pre-clinical testing or clinical trials or resulting in a decision to terminate the continued development of a product candidate;

•	delays of clinical trials of our product candidates;
•	failure to obtain or delays in obtaining or maintaining product approvals or clearances from regulatory authorities;
•	adverse regulatory or reimbursement announcements;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, licenses, joint ventures or capital commitments;
•	the results of our efforts to discover or develop additional product candidates;
•	our dependence on third parties, including our collaborators, CROs, clinical trial sponsors and clinical investigators;
•	regulatory or legal developments in Canada, the U.S. or other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	our ability to successfully commercialize our future product candidates we develop independently, if approved;

•	the level of expenses related to any of our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	actual or anticipated quarterly variations in our financial results or those of our competitors;
•	any change to the composition of our board of directors or key personnel;
•	sales of common shares by us or our shareholders in the future, as well as the overall trading volume of our common shares;
•	failure to comply with covenants or make required payments under loan agreements;
•	changes in the structure of healthcare payment systems;
•	commencement of, or our involvement in, litigation;
•	the impact of the COVID-19 pandemic on our business and the macroeconomic environment;
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

In addition, in the future, we may issue additional common shares, preferred shares, or other equity or debt securities convertible into common shares in connection with a financing, collaboration agreement, acquisition, litigation settlement, employee arrangements or otherwise.  Any such issuance, including any issuances pursuant to our “at-the-market” equity offering program under our August 2020 sales agreement with Jefferies and Stifel, could result in substantial dilution to our existing shareholders and could cause the market price of our common shares to decline.

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

As of December 31, 2020, stock options to purchase 4,758,997 of our common shares with a weighted-average exercise price of $9.10 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion. The exercise of any of these stock options or warrant or conversion of the remaining Series 1 Preferred Shares would result in dilution to current common shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

Any future issuances of common shares, preferred shares, or securities such as warrants, notes, or preferred shares that are convertible into, exercisable or exchangeable for, our common shares, would have a dilutive effect on the voting and economic interests of our existing shareholders.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because biotechnology companies have experienced significant share price volatility in recent years.  If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. In addition, an increase in litigation against biotechnology companies may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

Our management team has broad discretion as to the use of the net proceeds from public and private equity and debt financings and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our shareholders disagree.

We have broad discretion in the application of any net proceeds we have received or may receive pursuant to our August 2020 “at-the-market” equity offering program with Jefferies and Stifel, any net proceeds we have received pursuant to our January 2020 public offering of common shares, our November 2019 “at-the-market” equity offering program with Jefferies and Stifel, our sale of common shares to Neurocrine Biosciences in December 2019, as well as the net proceeds to us from previous equity and debt financings. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Global credit and financial markets have at times experienced extreme disruptions, including most recently in connection with the novel coronavirus, or COVID-19 pandemic, characterized by increased market volatility, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Environmental, social and governance matters may impact our business and reputation.

Companies are increasingly being judged by their performance on a variety of environmental, social and governance, or ESG, matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the role of the company’s board of directors in supervising various ESG issues and board diversity.

In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet expectations as to our proper role. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

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

Our headquarters are located in Burnaby, British Columbia, where we occupy approximately 51,404 square feet of office and laboratory space. The term of the lease expires in June 2022. We currently pay an aggregate of approximately $113,689 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $70,685.

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

Market Information

Our common shares have been traded on the Nasdaq Global Market since November 5, 2014 under the symbol “XENE.” On February 26, 2021, the last reported sale price of our common shares was $18.68 per share.

Holders

As of February 26, 2021, there were approximately 142 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to our Proxy Statement for the  2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

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

You should read the following discussion and analysis together with our consolidated financial statements and notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption Part I, Item 1A — “Risk Factors.” Throughout this discussion, unless the context specifies or implies otherwise, the terms “Xenon,” “we,” “us,” and “our” refer to Xenon Pharmaceuticals Inc. and its subsidiary.

Overview

We are a clinical stage biopharmaceutical company committed to developing innovative therapeutics to improve the lives of patients with neurological disorders. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy.

Proprietary Programs

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. Designed as a randomized, double-blind, placebo-controlled, multicenter study, the “X-TOLE” study is an ongoing Phase 2b clinical trial to evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. We anticipate that patient randomization will be completed in the first half of 2021, with topline data anticipated in the third quarter of 2021, dependent upon ongoing patient enrollment rates. At ASENT 2021, the virtual annual meeting of the American Society for Experimental Neurotherapeutics, we presented new pre-clinical data combining XEN1101 with commercially approved anti-seizure medications, or ASMs – including lacosamide, levetiracetam, cenobamate, phenytoin, and valproic acid – showing that combining sub-efficacious doses of XEN1101 and other ASMs provided robust efficacy in animal models. This pre-clinical work suggests that XEN1101 may be well suited for use as a monotherapy or applied in a rational polypharmacy setting to treat seizures. Additional pre-clinical data were presented that support the potential benefit of XEN1101 to treat depression and anhedonia. We expect to support the initiation of a Phase 2 proof-of-concept clinical trial in 2021 with academic collaborators at the Icahn School of Medicine at Mount Sinai examining XEN1101 in major depressive disorder and anhedonia.

•

XEN496, a Kv7 potassium channel modulator, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. We received Fast Track designation and Orphan Drug Designation for XEN496 for the treatment of seizures associated with KCNQ2-DEE from the U.S. Food and Drug Administration, or FDA, as well as orphan medicinal product designation from the European Commission. We initiated a Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called the “EPIK” study, evaluating the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than 6 years with KCNQ2-DEE.

•

XEN007 (active ingredient flunarizine) is a CNS-acting Cav2.1 and T-type calcium channel modulator that is being studied in treatment-resistant childhood absence epilepsy, or CAE, and potentially other neurological disorders. A physician-led, Phase 2 proof-of-concept study is ongoing to examine the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant CAE. A presentation of promising interim data collected from a small number of patients was presented at the virtual annual meeting of the American Epilepsy Society in December 2020. Given the impact of COVID-19 on recruitment, we continue to work with our collaborator to expand the study to include additional sites and expect that topline results from a larger data set will now be available in the second half of 2021. We expect to make a decision in 2021 regarding the future development of XEN007 in CAE.

Partnered Programs

•

We have an ongoing collaboration with Neurocrine Biosciences, Inc., or Neurocrine Biosciences, to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a clinical stage selective Nav1.6 sodium channel inhibitor with potential in SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE, and other forms of epilepsy. The FDA has provided feedback on an Investigational New Drug, or IND, application submitted by Neurocrine Biosciences in support of a Phase 2 clinical trial in SCN8A-DEE patients. Based on this feedback, Neurocrine Biosciences anticipates initiating a Phase 2 clinical trial in adolescent patients (aged 12 years and older) with SCN8A-DEE in the third quarter of 2021, and the trial protocol will be amended to include younger pediatric patients (aged 2-11 years) with SCN8A-DEE as soon as the FDA has reviewed and approved additional non-clinical information. In parallel, Neurocrine Biosciences is advancing clinical plans to develop NBI-921352 for the treatment of adult focal epilepsy and expects to initiate a Phase 2 clinical trial in 2021. Upon IND or equivalent regulatory acceptance for NBI-921352 in adult focal epilepsy, we are eligible to receive a $10.0 million milestone payment; upon FDA acceptance of a protocol amendment for NBI-921352 in pediatric patients (aged 2-11 years) with SCN8A-DEE, we are eligible to receive a $25.0 million milestone payment, or a $15.0 million milestone payment if the IND acceptance for adult focal epilepsy occurs first. Both milestone payments are in the form of 45% cash and a 55% equity investment in our common shares at a 15% premium to our 30-day trailing volume weighted average price at that time.

•

Flexion Therapeutics, Inc., or Flexion, acquired the global rights to develop and commercialize XEN402, a Nav1.7 inhibitor also known as funapide. Flexion’s FX301 consists of XEN402 formulated for extended release from a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for control of post-operative pain. In February 2021, the FDA cleared an IND for FX301, resulting in a $1.0 million milestone payment due to us, and Flexion anticipates initiating a Phase 1b proof-of-concept clinical trial of popliteal fossa block with FX301 in patients undergoing bunionectomy in the first half of 2021. Topline results from that trial could potentially be available in late 2021. Pursuant to the terms of the agreement, we are eligible to receive up to an additional $7.0 million in milestone payments through initiation of a Phase 2 clinical trial.

We have funded our operations through the sale of equity securities, funding received from our licensees and collaborators, debt financing and, to a lesser extent, government funding. For the year ended December 31, 2020, we recognized revenue of $32.2 million compared to $6.8 million for the year ended December 31, 2019, in connection with our agreements with Flexion and Neurocrine Biosciences. We had a net loss of $28.8 million for the year ended December 31, 2020 and an accumulated deficit of $278.5 million as of December 31, 2020, from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations.

We do not generate any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. We expect that our revenue in the near term will be substantially dependent on our collaboration agreements. Given the uncertain nature of clinical development of our current and future product candidates and the commercialization of current and future products, we cannot predict when or whether we will receive further milestone payments under our current or future collaboration agreements or whether we will be able to report either revenue or net income in future years.

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

Recent Developments

In January 2021, we entered into an amendment with Neurocrine Biosciences to our license and collaboration agreement originally entered into on December 2, 2019 pursuant to which we revised certain investigational new drug application acceptance criteria relating to Neurocrine Biociences’ NBI-921352 product candidate for the potential treatment of SCN8A-DEE. For additional information, please see the section of this report titled “Business — Collaborations, Commercial and License Agreements — License and Collaboration Agreement with Neurocrine Biosciences, Inc.”

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements as well as, to a lesser extent, government funding. We do not generate any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. Over our history, we have entered into several collaboration agreements and our current collaboration and licensing agreements are described in “Business — Collaborations, Commercial and License Agreements” and “Note 13” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Neurocrine Biosciences:
Recognition of the transaction price	$26,810	$2,881
Research and development services	5,356	448
Flexion:
Recognition of the transaction price	—	3,000
Milestone payment	—	500
Total collaboration revenue	$32,166	$6,829

  Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment, is the transaction price of the arrangement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to XEN901 (now known as NBI-921352) with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs. In the year ended December 31, 2020, we recognized $26.8 million of the transaction price allocated to performance obligations (i), (ii) and (iii), compared to $2.9 million for the year ended December 31, 2019. Performance obligations (i) and (ii) were delivered and transferred concurrently and completed as of December 31, 2020. Performance obligation (iii) is being recognized over eight quarters starting from Q1 2020, which is the expected period to complete the development services. Research and development services are recognized into revenue at fair market value as the services are rendered.

In the year ended December 31, 2019, we recognized revenue of $3.5 million in connection with our agreement with Flexion for the global rights to develop and commercialize XEN402 (now known as FX301) which included a $3.0 million upfront payment as well as a $0.5 million milestone for the initiation of the first GLP toxicology study.

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

As of December 31, 2020, we have recorded $3.6 million of deferred revenue from upfront payments received under our license and collaboration agreement with Neurocrine Biosciences.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$50,523	$38,845
General and administrative	12,944	10,803
Total operating expenses	$63,467	$49,648

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

Project-specific expenses reflect costs directly attributable to our clinical development candidates for which we have incurred significant expenses. All remaining research and development expenses are reflected in pre-clinical, discovery and other internal program expenses. At any given time, we have several active early-stage research and drug discovery programs. Our personnel and infrastructure are typically deployed over multiple projects and are not directly linked to any individual internal early-stage research or drug discovery program. Therefore, we do not maintain financial information for our internal early-stage research and internal drug discovery programs on a project-specific basis.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary, related benefits and stock-based compensation of our executive, finance, legal, business development, commercial and administrative functions, travel expenses, allocated facility-related and information technology costs not otherwise included in research and development expenses, director compensation, director’s and officer’s insurance premiums, investor relations costs and professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection.

We expect that general and administrative expenses will increase in the future as we expand our operating activities to support increased research and development activities and the potential commercialization of our product candidates.

Other Income (Expense)

Interest Income. Interest income consists of income earned on our cash and investment balances. We anticipate that our interest income will continue to fluctuate depending on our cash and investment balances and interest rates.

Interest Expense. Interest expense consists of accrual of the final payment fee, amortization of debt discounts, and interest charged on our borrowings with Silicon Valley Bank. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date.

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

The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are revenue recognition, research and development costs and stock-based compensation. For additional information, see “Note 3” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Research and development costs:

Research and development costs is a critical accounting policy due to the magnitude of the costs and the requirement to determine the proportionate performance of vendors to calculate third-party accrued and prepaid research and development expenses.

We incur development activity costs, such as pre-clinical costs, manufacturing costs and clinical trial costs paid to contract research organizations, contract development and manufacturing organizations, investigators and other vendors who conduct certain product development activities on our behalf. The amount of expenses recognized in a period related to service agreements is based on the work performed using an accrual basis of accounting. Vendors generally provide estimates of proportionate performance to allow us to determine an appropriate accrual. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)
Revenue	$32,166	$6,829	$25,337
Research and development expenses	50,523	38,845	11,678
General and administrative expenses	12,944	10,803	2,141
Other:
Interest income	2,283	2,353	(70)
Interest expense	(484)	(1,434)	950
Foreign exchange gain	1,396	282	1,114
Loss on repayment of term loan	(988)	—	(988)
Loss before income taxes	$(29,094)	$(41,618)	$12,524

Revenue

Revenue increased by $25.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Revenue for the year ended December 31, 2020 related to recognition of $26.8 million of deferred revenue and $5.4 million for research and development services under our license and collaboration agreement with Neurocrine Biosciences, compared to $2.9 million and $0.4 million, respectively, for the year ended December 31, 2019. Revenue for the year ended December 31, 2019 also included $3.5 million recognized in connection with our agreement with Flexion.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2020 and 2019 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)
XEN1101	$23,669	$16,254	$7,415
XEN496	12,345	4,052	8,293
XEN901 (now known as NBI-921352)	1,585	8,922	(7,337)
Pre-clinical, discovery and other internal programs	12,924	9,617	3,307
Total research and development expenses	$50,523	$38,845	$11,678

Research and development expenses increased by $11.7 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily attributable to increased spending on our clinical development product candidates XEN1101 and XEN496, and, to a lesser extent, increased spending on our pre-clinical, discovery and other internal programs. This was partially offset by decreased spending on XEN901 (now known as NBI-921352) as clinical developments costs associated with the development of product candidates under the Neurocrine Biosciences collaboration including NBI-921352 are borne by Neurocrine Biosciences. We also incurred certain costs related to NBI-921352 development activities in the period; Neurocrine Biosciences reimburses us for development services we incur at fair market value under the terms of the collaboration agreement.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2020 and 2019 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)
General and administrative expenses	$12,944	$10,803	$2,141

General and administrative expenses increased by $2.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily attributable to increased stock-based compensation expense due to an increase in the number of options granted at a higher fair value, higher salaries and benefits due to increased headcount to support our expanding research and development activities and higher insurance premiums. The increase was partially offset by a decrease in legal fees due to timing of intellectual property protection activities.

Other Income

The following table summarizes our other income for the years ended December 31, 2020 and 2019 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2020 vs. 2019
	2020	2019	Increase/(Decrease)
Other income	$2,207	$1,201	$1,006

Other income increased by $1.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in other income was primarily driven by an increase in foreign exchange gains and a decrease in interest expense due to the repayment of our term loan in May 2020, partially offset by a one-time loss on the repayment of our term loan of $1.0 million. We recorded a foreign exchange gain of $1.4 million for the year ended December 31, 2020 as compared to a foreign exchange gain of $0.3 million in 2019, primarily driven by an increase in cash and cash equivalents and marketable securities held in Canadian dollars and a strengthening of the Canadian dollar against the U.S. dollar, given the timing of when actual marketable securities purchases were made during the year ended December 31, 2020 compared to the same period in 2019.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares, debt financing and, to a lesser extent, government funding. As of December 31, 2020, we had cash and cash equivalents and marketable securities of $177.0 million.

We have incurred significant operating losses since inception. We had a $28.8 million net loss for the year ended December 31, 2020 and an accumulated deficit of $278.5 million from inception through December 31, 2020. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, in August 2020, we entered into an at-the-market equity offering sales agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell our common shares having aggregate sales proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel are acting as sales agents. As of March 1, 2021, we had sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions paid, but excluding estimated transaction expenses. In addition, we entered into an underwriting agreement with Jefferies, Stifel, and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed in January 2020 and the underwriters’ option was exercised in full in February 2020. We issued an aggregate of 4,312,500 common shares and raised total proceeds of $65.2 million, net of underwriting discounts and commissions, but before offering expenses. In December 2019, pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and we issued 1,408,847 common shares to Neurocrine Biosciences for an aggregate purchase price of $20.0 million. Further, in November 2019, we entered into an at-the-market equity offering sales agreement with Jefferies and Stifel, to sell our common shares having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agent. As of January 2020, we had sold an aggregate of 3,252,330 common shares for proceeds of $48.8 million, net of commissions paid, but excluding transaction expenses. During the year ended December 31, 2018, we also entered into an amended and restated loan and security agreement with Silicon Valley Bank, or the Bank, providing for a term loan to us with an aggregate principal amount of $15.5 million. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date, pursuant to the terms of our amended and restated loan and security agreement.

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

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(48,124)	$(4,714)
Net cash used in investing activities	(16,824)	(66,209)
Net cash provided by financing activities	85,795	27,518

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities totaled $48.1 million, compared to $4.7 million in 2019. The increase in cash used in operating activities was related to the upfront cash received in 2019 from Neurocrine Biosciences and Flexion which partially offset expenditures incurred for the year ended December 31, 2019. In addition, the increase related to higher expenditures for the clinical development of our proprietary product candidates for the year ended December 31, 2020 as compared to the same period in 2019, partially offset by changes in operating assets and liabilities primarily attributable to the timing of payments for accrued clinical trial costs and accrued expenses in the normal course of business.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities totaled $16.8 million, compared to $66.2 million in 2019. The change in cash used in investing activities was driven primarily by a decrease in purchases of marketable securities, net of redemptions.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities totaled $85.8 million, compared to $27.5 million in 2019. The increase in cash provided by financing activities was primarily related to an increase in net proceeds from the issuance of common shares, partially offset by the repayment of the term loan.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 303 of Regulation S-K.

Contractual Commitments

In August 2015, we entered into a priority access agreement with Medpace Inc., or Medpace, for the provision of certain clinical development services, under which we committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement which ended in August 2020. We committed to $7.0 million of services over the term of the agreement of which $3.3 million of services have been received and $3.7 million remains committed as of December 31, 2020. As we did not meet the commitment to retain Medpace for $7.0 million of services prior to August 2020, we are required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7.0 million commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If we decide not to retain Medpace for the provision of clinical development services, we may satisfy our obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion. We intend to continue to utilize Medpace for clinical development work where appropriate in order to fulfill the remaining commitment; therefore, no liability has been recognized as of December 31, 2020 with respect to the unsatisfied portion under the priority access agreement.

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

In July 2018 and September 2018, we amended our collaborative research and license agreement with Genentech to provide us with greater flexibility in developing additional compounds that target Nav1.6. Pursuant to the amendment, we obtained a non-exclusive, irrevocable, perpetual, world-wide, sublicensable license under the know-how forming part of the Genentech intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make, use, sell, offer for sale, and import compounds from our Nav1.6 program that are above a certain potency on Nav1.7 and were conceived prior to a certain date and products containing those compounds. Our license from Genentech includes commercialization rights but we are restricted from developing or commercializing our Nav1.6 compounds below a certain potency on Nav1.7 and conceived prior to a certain date in the field of epilepsy and any of our Nav1.6 compounds conceived prior to a certain date, regardless of their potency on Nav1.7, in the field of pain. In exchange for the rights granted to us under this amendment, Genentech is eligible to receive a low single-digit percentage, tiered royalty on net sales of our Nav1.6 compounds conceived prior to a certain date, including XEN901 (now known as NBI-921352), for a period of ten years from first commercial sale on a country-by-country basis. In accordance with our license and collaboration agreement with Neurocrine Biosciences, we remain solely responsible for all payments to Genentech with respect to certain Nav1.6 compounds, including NBI-921352, licensed to Neurocrine Biosciences. Pursuant to the amendment, we granted Genentech a royalty-free, non-exclusive, world-wide license under our Nav1.6 intellectual property to make, use, sell, offer for sale and import compounds below a certain potency on Nav1.7 and products containing those compounds for all uses and indications except epilepsy.

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

Outstanding Share Data

As of February 26, 2021, we had 35,809,247 common shares issued and outstanding and outstanding stock options to purchase an additional 4,680,377 common shares. In addition, as of February 26, 2021, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see “Note 11d” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  These amendments simplify accounting for income taxes, change the accounting for certain income tax transactions and make certain improvements to the codification. These amendments will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. We have evaluated the new guidance and determined it will not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 301 of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Consolidated Financial Statements

Year ended December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xenon Pharmaceuticals Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 1999.

Vancouver, Canada
March 1, 2021

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$45,009	$24,755
Marketable securities	131,988	116,603
Accounts receivable	1,822	813
Prepaid expenses and other current assets	2,964	2,695
	181,783	144,866
Operating lease right-of-use asset, net (note 8)	3,326	933
Property, plant and equipment, net (note 7)	3,554	1,660
Deferred tax assets (note 15)	523	238
Total assets	$189,186	$147,697

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 9)	$10,874	$8,818
Deferred revenue (note 13)	3,642	29,743
Operating lease liability (note 8)	265	168
Term loan (note 10)	—	4,650
	14,781	43,379
Deferred revenue, long-term (note 13)	—	709
Operating lease liability, long-term (note 8)	3,050	743
Term loan, long-term (note 10)	—	10,889
	$17,831	$55,720

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2019 - 1,016,000) (note 11)	$7,732	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 35,012,125 (December 31, 2019 - 28,139,228) (note 11)	397,748	294,244
Additional paid-in capital	45,357	40,646
Accumulated deficit	(278,492)	(249,655)
Accumulated other comprehensive loss	(990)	(990)
	$171,355	$91,977
Total liabilities and shareholders’ equity	$189,186	$147,697

Collaboration agreements (note 13)
Commitments and contingencies (note 14)
Subsequent events (note 11a and note 13b)

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue (note 13):	$32,166	$6,829

Operating expenses:
Research and development	50,523	38,845
General and administrative	12,944	10,803
	63,467	49,648
Loss from operations	(31,301)	(42,819)
Other income (expense):
Interest income	2,283	2,353
Interest expense	(484)	(1,434)
Foreign exchange gain	1,396	282
Loss on repayment of term loan (note 10)	(988)	—
Loss before income taxes	(29,094)	(41,618)
Income tax recovery (note 15)	257	23
Net loss and comprehensive loss	(28,837)	(41,595)
Net loss attributable to preferred shareholders	(824)	(1,568)
Net loss attributable to common shareholders	$(28,013)	$(40,027)
Net loss per common share (note 6):
Basic and diluted	$(0.81)	$(1.54)
Weighted-average common shares outstanding (note 6):
Basic and diluted	34,542,213	25,939,405

The accompanying notes are an integral part of these consolidated financial statements.

XENON pharmaceuticals INC.

Consolidated Statement of Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	1,016,000	$7,732	25,750,721	$265,923	$38,515	$(207,885)	$(990)	$103,295
Cumulative effect of accounting change						(175)		(175)
Net loss for the year						(41,595)		(41,595)
Issuance of common shares, net of issuance costs (note 11a)			2,214,490	27,396				27,396
Stock-based compensation expense					2,934			2,934
Issued pursuant to exercise of stock options			174,017	925	(803)			122
Balance as of December 31, 2019	1,016,000	$7,732	28,139,228	$294,244	$40,646	$(249,655)	$(990)	$91,977
Net loss for the year						(28,837)		(28,837)
Issuance of common shares, net of issuance costs (note 11a)			6,759,187	102,456				102,456
Stock-based compensation expense					5,677			5,677
Issued pursuant to exercise of stock options			113,710	1,048	(966)			82
Balance as of December 31, 2020	1,016,000	$7,732	35,012,125	$397,748	$45,357	$(278,492)	$(990)	$171,355

(1)The accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(28,837)	$(41,595)
Items not involving cash:
Depreciation	644	429
Amortization of discount on term loan	216	525
Deferred income tax recovery	(285)	(133)
Stock-based compensation	5,677	2,924
Unrealized foreign exchange gain	(434)	(302)
Unrealized gain on marketable securities	(4)	(82)
Loss on repayment of term loan (note 10)	988	—
Changes in operating assets and liabilities:
Accounts receivable	(1,032)	(653)
Prepaid expenses and other current assets	(269)	(820)
Accounts payable and accrued expenses	2,022	4,541
Deferred revenue	(26,810)	30,452
Net cash used in operating activities	(48,124)	(4,714)

Investing activities:
Purchases of property, plant and equipment	(2,637)	(1,240)
Purchase of marketable securities	(228,897)	(140,494)
Proceeds from marketable securities	214,710	75,525
Net cash used in investing activities	(16,824)	(66,209)

Financing activities:
Repayment of term loan and repayment fees (note 10)	(16,743)	—
Issuance of common shares, net of issuance costs (note 11a)	102,456	27,396
Issuance of common shares pursuant to exercise of stock options	82	122
Net cash provided by financing activities	85,795	27,518
Effect of exchange rate changes on cash and cash equivalents	(593)	406
Increase (decrease) in cash and cash equivalents	20,254	(42,999)
Cash and cash equivalents, beginning of year	24,755	67,754
Cash and cash equivalents, end of year	$45,009	$24,755

Supplemental disclosures:
Interest paid	$339	$917
Interest received	4,115	2,216
Cash paid for operating lease	634	634
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	887	719
Increase in operating lease right-of-use asset and operating lease liability related to lease amendment (note 8)	2,907	—

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.	Nature of the business:

Xenon Pharmaceuticals Inc. (the “Company”), incorporated in 1996 under the predecessor to the Business Corporations Act (British Columbia) and continued federally in 2000 under the Canada Business Corporations Act, is a clinical stage biopharmaceutical company focused on developing innovative therapeutics to improve the lives of patients with neurological disorders, with a focus on epilepsy.

The Company has incurred significant operating losses since inception. As of December 31, 2020, the Company had an accumulated deficit of $278,492 and a $28,837 net loss for the year ended December 31, 2020. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares, debt financing, and government funding.

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

The Company has one wholly-owned subsidiary as of December 31, 2020, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

3.	Significant accounting policies:
(a)	Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas of estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and the determination of stock-based compensation. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the novel coronavirus (“COVID-19”) and pandemic public and private sector policies and initiatives aimed at reducing its transmission. The full extent to which the pandemic may have a direct or indirect impact on our business, results of operations and financial condition, including revenue, expenses, research and clinical development plans and timelines, depends on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, as well as the economic impact on local, regional, national and global markets. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.
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
(d)	Intellectual property:

The costs incurred in establishing and maintaining patents for intellectual property developed internally are expensed in the period incurred.
(e)	Property, plant and equipment:

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

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No impairment of long-lived assets was noted during the years ended December 31, 2020 and 2019.

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

Neurocrine Biosciences, Inc. ("Neurocrine Biosciences") accounted for 100% of revenue recognized for the year ended December 31, 2020. Neurocrine Biosciences and Flexion Therapeutics, Inc. (“Flexion”) accounted for 48% and 51% of revenue recognized for the year ended December 31, 2019, respectively.
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

Certain development activity costs, such as pre-clinical costs, manufacturing costs and clinical trial costs, are a component of research and development costs and include fees paid to contract research organizations, contract development and manufacturing organizations, investigators and other vendors who conduct certain product development activities on behalf of the Company. The amount of expenses recognized in a period related to service agreements is based on the work performed using the accrual basis of accounting. Vendors generally provide estimates of proportionate performance to allow the Company to determine an appropriate accrual. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

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

The functional and reporting currency of the Company and its subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in a currency other than the U.S. dollar are re-measured into U.S. dollars at the exchange rate prevailing as of the balance sheet date. Non-monetary assets and liabilities acquired in a currency other than U.S. dollars are translated at historical exchange rates prevailing at each transaction date.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  These amendments simplify accounting for income taxes, change the accounting for certain income tax transactions and make certain improvements to the codification. These amendments will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company has evaluated the new guidance and determined it will not have a material impact on the Company’s consolidated financial statements.
6.	Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes 1,016,000 Series 1 Preferred Shares as a separate class for the year ended December 31, 2020 (2019 – 1,016,000). The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period.

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

For the years ended December 31, 2020 and 2019, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.
7.	Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2020	2019
Research equipment	$8,683	$6,522
Office furniture and equipment	994	985
Computer equipment	2,641	2,473
Leasehold improvements	6,390	6,370
Less: accumulated depreciation and amortization	(15,154)	(14,690)
Net book value	$3,554	$1,660
8.	Leases:

The Company has one operating lease for research laboratories and office space in Burnaby, British Columbia. In October 2020, the Company entered into a lease amendment for a 21–month committed term from October 1, 2020 to June 30, 2022. A renewal option for a portion of the facility for a 5-year term that is reasonably certain of exercise has been included in the determination of the right-of-use asset and lease liability as of December 31, 2020.

The cost components of the operating lease were as follows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Lease Cost
Operating lease expense	$536	$436
Variable lease expense(1)	549	542
Lease Term and Discount Rate
Remaining lease term (years)	6.50	2.25
Discount rate	2.45%	3.75%
(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of December 31, 2020 were as follows:

Year ending December 31:
2021	$811
2022	694
2023	569
2024	569
2025 and thereafter	1,423
Total future minimum lease payments	$4,066
Less: imputed interest	(284)
Less: future lease incentives reasonably certain of use	(467)
Present value of lease liabilities	$3,315

9.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2020	2019
Trade payables	$3,041	$2,473
Employee compensation, benefits, and related accruals	2,859	2,892
Consulting and contracted research	4,738	3,104
Professional fees	167	154
Other	69	195
Total	$10,874	$8,818

10.	Term Loan:

In August 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to extend a term loan to the Company with a principal amount of $15,500 (the “Term Loan”). The Term Loan accrued interest at a floating per annum rate of 0.5% above the prime rate. The Term Loan was interest-only until March 31, 2020, followed by 30 equal monthly installments of principal plus interest, originally maturing on September 1, 2022. In addition, the Company was required to pay a final payment fee of 6.5% of the Term Loan on the date on which the term loan was prepaid, paid or became due and payable in full.

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
11.	Share capital:
(a)	Financing:

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

In August 2020, the Company entered into an at-the-market equity offering sales agreement with Jefferies and Stifel to sell common shares of the Company having aggregate gross proceeds of up to $100,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents. As of December 31, 2020, no common shares have been sold under the sales agreement. As of March 1, 2021, the Company sold 733,000 common shares for proceeds of approximately $10,720, net of commissions paid, but excluding estimated transaction expenses.

(b)	Authorized share capital:

The Company’s authorized share capital consists of an unlimited number of common and preferred shares without par value.

(c)	Stock-based compensation:

The Company has three equity incentive plans: (i) a pre-existing stock option plan (the “Amended and Restated Stock Option Plan”), (ii) the 2014 Equity Incentive Plan (the “2014 Plan”) which was amended and restated in June 2020, and (iii) the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”).

The Amended and Restated Stock Option Plan provided for the grant of stock options for the purchase of common shares to directors, officers, employees and consultants prior to the Company’s initial public offering. The stock options granted under the Amended and Restated Stock Option Plan vest on a graduated basis over a four-year period or less and each option’s maximum term is ten years. The 2014 Plan replaced the Amended and Restated Stock Option Plan. No further options will be granted under the Company’s Amended and Restated Stock Option Plan.  The Amended and Restated Stock Option Plan will continue to govern the stock options granted thereunder.

In June 2014, the shareholders of the Company approved the 2014 Plan, which was replaced in June 2020 by the Amended and Restated 2014 Equity Incentive Plan (the “Amended and Restated 2014 Plan”).  The Amended and Restated 2014 Plan governs all options granted under the 2014 Plan.

In September 2019, the board of directors of the Company adopted the 2019 Inducement Plan and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 400,000 of the Company’s common shares for issuance pursuant to equity awards granted under the 2019 Inducement Plan. The 2019 Inducement Plan was adopted without shareholder approval in accordance with the applicable Nasdaq Listing Rules. The 2019 Inducement Plan provided for the grant of equity-based awards, including share options, share appreciation rights, restricted share awards, restricted share unit awards and performance share awards, and its terms are substantially similar to the Company’s Amended and Restated 2014 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the 2019 Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. The 2019 Inducement Plan was terminated in connection with the shareholder approval of the Amended and Restated 2014 Plan. No further options will be granted under the 2019 Inducement Plan, and the 2019 Inducement Plan will continue to govern the options granted thereunder.

In June 2020, the shareholders of the Company approved the Amended and Restated 2014 Plan, amending certain provisions of the Company’s 2014 Plan. The Amended and Restated 2014 Plan continues to permit the grant of stock-based compensation awards to directors, officers, employees and consultants of the Company and the issuance of restricted shares, restricted share units, share appreciation rights and performance shares. Under the Amended and Restated 2014 Plan, options granted generally vest on a graduated basis over a four-year period or less. The exercise price of the options is determined by the board of directors but must at least be equal to the fair market value of the common shares on the date of grant. Options may be exercised over a maximum term of ten years.  The annual share increase provision of the 2014 Plan was eliminated and the number of common shares available for issuance was increased by 4,000,000 over the existing share reserve under the 2014 Plan. The number of common shares that can be issued through restricted share awards, restricted share unit awards, or performance share awards was amended to be limited to 1,000,000 common shares, in the aggregate. Other amendments were made to terms of the 2014 Plan with respect to repricing, change of control and payment of dividends and other distributions. As of December 31, 2020, a total of 3,841,942 common shares remain available for issuance pursuant to the Amended and Restated 2014 Plan.

Summary of stock option activity is as follows:

	Number of	Weighted Average Exercise Price		Aggregate
	Options	CAD $	U.S. $	Intrinsic Value
Outstanding, December 31, 2018	2,671,906	9.49	6.96	3,483
Granted	1,225,575	12.49	9.43
Exercised(1)	(266,157)	5.56	4.24	1,594
Forfeited, cancelled or expired	(97,088)	16.36	12.41
Outstanding, December 31, 2019	3,534,236	10.29	7.90	19,618
Granted	1,482,250	16.10	11.75
Exercised(1)	(171,812)	7.60	5.76	1,535
Forfeited, cancelled or expired	(85,677)	16.87	13.04
Outstanding, December 31, 2020	4,758,997	11.59	9.10	30,464
Exercisable, December 31, 2020	2,422,560	9.84	7.73	19,060

(1)

During the year ended December 31, 2020, 26,513 (2019 – 36,174) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 87,197 (2019 – 137,843) common shares for the cashless exercise of 145,299 (2019 – 229,983) stock options.

The following table summarizes the stock options outstanding and exercisable at December 31, 2020:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number of Options Exercisable	Weighted Average Exercise Price
U.S. $		(years)	CAD $	U.S. $		CAD $	U.S. $
$2.10 - $5.35	970,895	5.20	4.81	3.78	813,220	4.64	3.65
$5.36 - $9.18	954,108	5.50	10.00	7.85	896,370	10.07	7.91
$9.19 - $9.52	1,097,873	8.71	12.02	9.44	461,065	12.02	9.44
$9.53 - $11.72	1,302,419	9.26	14.65	11.50	3,488	12.63	9.92
$11.73 - $18.70	433,702	6.47	19.92	15.64	248,417	21.95	17.24
	4,758,997	7.30	11.59	9.10	2,422,560	9.84	7.73

At December 31, 2020, stock options outstanding and exercisable had a weighted average remaining contractual life of 7.30 years and 5.71 years, respectively.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2020 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
		CAD $	USD $
Non-vested, January 1, 2020	1,588,210	7.17	5.51
Granted	1,482,250	9.50	7.46
Vested	(688,590)	6.84	5.37
Forfeited or cancelled	(45,433)	7.43	5.83
Non-vested, December 31, 2020	2,336,437	8.64	6.78

The aggregate fair value of options vested during the year ended December 31, 2020 was $3,698 (2019 – $3,255).

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

The weighted-average option pricing assumptions are as follows:

	Year Ended December 31,
	2020	2019
Average risk-free interest rate	0.72%	1.77%
Expected volatility	68%	69%
Average expected term (in years)	6.79	6.86
Expected dividend yield	0.00%	0.00%
Weighted average fair value of options granted	$7.46	$6.23

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2020	2019
Research and development expenses	$1,936	$1,283
General and administrative expenses	3,741	1,661
	$5,677	$2,944

As of December 31, 2020, the unrecognized stock-based compensation expense related to the non-vested stock options was $13,571, which is expected to be recognized over a weighted-average period of 2.59 years.

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

BVF was a related party of the Company prior to the closing of the exchange agreement, and continues to be a related party as of December 31, 2020 and thereafter.

12.	Concentrations of market risk:
(a)	Foreign currency risk:

At December 31, 2020, the Company had U.S. dollar denominated cash and cash equivalents and marketable securities of $161,847 (2019 – $129,838) and Canadian denominated cash and cash equivalents and marketable securities of CAD$19,282 (2019 – CAD$14,962).

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

At December 31, 2020, the Company had cash and cash equivalents and marketable securities of $176,997. The Company’s interest rate risk is primarily attributable to its cash and cash equivalents and marketable securities. The Company believes that it does not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of cash and cash equivalents and marketable securities. The Company does not enter into investments for trading or speculative purposes and has not used any derivative financial instruments to manage interest rate exposure.
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

Research and development milestones in the Company’s collaboration agreements may include the following types of events:

•	completion of pre-clinical research and development work leading to selection of product candidates;
•	initiation of Phase 1, Phase 2 or Phase 3 clinical trials; and
•	achievement of certain other scientific, clinical data or development events.

Regulatory milestone payments may include the following types of events:

•	filing of regulatory applications for marketing approval in the U.S., Europe or Japan, including investigational new drug applications and new drug applications; and
•	marketing approval in a major market, such as the U.S., Europe or Japan.

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

Revenue was as follows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Neurocrine Biosciences:
Recognition of the transaction price	$26,810	$2,881
Research and development services	5,356	448
Flexion:
Recognition of the transaction price	—	3,000
Milestone payment	—	500
Total collaboration revenue	$32,166	$6,829

(a)	Neurocrine Biosciences license and collaboration agreement:

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

At execution of the agreement, Neurocrine Biosciences paid the Company an upfront fee of $50,000, which included a $30,000 payment in cash and a $20,000 equity investment in the Company. For additional information regarding the equity investment, refer to note 11a.  The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $1,692,500, comprised of (a) up to $25,000 upon the achievement of milestones related to Investigational New Drug (“IND”) or IND equivalent acceptance for NBI-921352, with 55% of the amount in the form of an equity investment in the Company at a 15% premium to the Company's 30-day volume weighted average price at that time, subject to Neurocrine Biosciences’ common share ownership of the Company being below 19.9%, (b) up to $1,067,500 in additional development and regulatory milestone payments related to NBI-921352 and other licensed Nav1.6 or Nav1.2/1.6 inhibitor products, and (c) up to $600,000 in additional sales-based milestone payments for multiple products. In addition, the Company is eligible to receive royalties on net sales in and outside the U.S., ranging from (a) for NBI-921352, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (b) for DTCs, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (c) for Research Compounds, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively. Royalty rates are subject to customary reductions.

The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of December 31, 2020.

The Company and Neurocrine Biosciences will collaborate on the conduct of two collaboration programs: (a) a joint research collaboration to discover, identify and preclinically develop Research Compounds (the “Research Program”) and (b) a collaborative development program for NBI-921352 and two DTCs selected by the joint steering committee (the “Initial Development Program”). During the term of the Research Program and Initial Development Program, Neurocrine Biosciences will fund the Company for certain full-time employees and out-of-pocket expenses incurred by the Company.

The agreement includes the following performance obligations: (i) an exclusive license to NBI-921352 with associated technology and know-how transfer, (ii) an exclusive license to the DTCs with associated know-how transfer, (iii) a license to Research Compounds and research services under the Research Program, (iv) development services under the Initial Development Program for NBI-921352, and (v) development services under the Initial Development Program for the DTCs. The license to the Research Compounds and the research services under the Research Program are considered a single performance obligation as Neurocrine Biosciences cannot benefit from such a license on its own or from other resources commonly available in the industry, without the corresponding research services due to the unique and specialized expertise of the Company that is not readily available in the marketplace. Given the current development phase of the Research Compounds, the performance obligation and related revenue has been linked entirely to the performance of research services.

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

•

None of the at-risk substantive performance milestones, including development, regulatory and sales-based milestones, were included in the transaction price, as all milestone amounts are outside the control of the Company and contingent upon Neurocrine Biosciences’ efforts and success in future clinical trials. Any consideration related to sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Neurocrine Biosciences and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The total transaction price of $33,333 was allocated to performance obligation (v) based on its estimated standalone selling price determined based on internal development plans and budget, with the balance allocated to performance obligations (i) and (ii) by the residual approach.  The residual approach was used as standalone selling prices, including market data, for equivalent performance obligations were not available. The allocation of the transaction price requires significant management judgment. The Company allocated the transaction price as follows: $28,807 to performance obligations (i) and (ii) which were delivered and transferred concurrently and  completed as of December 2020, and $4,526 to performance obligation (v) which is being recognized as revenue over an approximate eight quarter period beginning the first quarter of 2020, which is the expected period to complete the development services. The Company measures proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations at each reporting period. Any changes to estimates will be recognized in the period in which they change as a cumulative catch up.

During the year ended December 31, 2020, the Company recognized $32,166 of revenue which comprised of $25,926 associated with (i) the exclusive license to NBI-921352 and (ii) the exclusive license to the DTCs; $5,356 for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for NBI-921352; and $884 for (v) development services under the Initial Development Program for the DTCs.  As of December 31, 2020, there is $1,346 of accounts receivable and $3,642 of deferred revenue related to the Neurocrine Collaboration Agreement.

(b)	Flexion definitive agreement:

In September 2019, the Company entered into an agreement with Flexion pursuant to which Flexion acquired all rights with respect to XEN402, and a related compound (collectively “XEN402”), including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402, now known as FX301, owned or controlled by the Company. Flexion paid the Company upfront consideration of $3,000 and a $500 milestone payment related to the initiation of the first GLP toxicology study which was included in the recognized transaction price at December 31, 2019. In addition, the U.S. Food and Drug Administration cleared the first IND for FX301 in February 2021, resulting in a $1,000 milestone payment due to the Company. Pursuant to terms of the agreement, the Company will also be eligible for various CMC, development and regulatory milestone payments of up to $7,000 through initiation of a Phase 2 proof-of-concept clinical trial. Following successful proof-of-concept, the Company may be entitled to future clinical development and global regulatory approval milestone payments of up to $40,750, commercial milestone payments of up to $75,000, as well as future royalties ranging from mid-single to low-double digit percentages. These additional amounts will be recognized as determinable.

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

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $613,000, comprised of up to $45,500 in pre-clinical and clinical milestone payments, up to $387,500 in regulatory milestone payments, and up to $180,000 in sales-based milestone payments for multiple products and indications. In addition, the Company is eligible to receive royalties based on net sales of the licensed products, which range from a mid single-digit percentage to ten percent for small-molecule inhibitors for the timeframe that such products are covered by the licensed patents and a low single-digit percentage thereafter until the date that is ten years after first commercial sale on a country-by-country basis, plus a low single-digit percentage for large-molecule inhibitors of Nav1.7 for a period of ten years from first commercial sale on a country-by-country basis. The pre-commercial and commercial milestone payments and royalties may be subject to reductions based on the period in which the compound that is selected for development and commercialization was initially conceived. If the compound that is selected for development and commercialization was conceived after December 21, 2019, the Company will not be entitled to any pre-commercial or commercial milestone payments nor to any royalties.

At execution of the collaborative research and license agreement with Genentech, the transaction price included only the $10,000 upfront consideration received. None of the at-risk substantive performance milestones, including research and development and sales-based milestones, were included in the transaction price, as all milestone amounts are outside the control of the Company and contingent upon Genentech’s efforts and success in future clinical trials. Any consideration related to sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Genentech and therefore have also been excluded from the transaction price. The Company will continue to re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The collaborative research and license agreement with Genentech was amended multiple times, in May 2015, November 2015, March 2016, May 2017, July 2018 and September 2018, to either extend the term of the research program or to provide the Company with greater flexibility in developing compounds that target Nav1.6. Pursuant to the current amendment, the Company obtained a non-exclusive, irrevocable, perpetual, world-wide, sublicensable license under the know-how forming part of the Genentech intellectual property developed under the Nav1.7 collaboration that is necessary or useful to make, use, sell, offer for sale, and import compounds from the Company’s Nav1.6 program that are above a certain potency on Nav1.7 and were conceived prior to a certain date and products containing those compounds. The Company’s license from Genentech includes commercialization rights but the Company is restricted from developing or commercializing the Company’s Nav1.6 compounds below a certain potency on Nav1.7 and conceived prior to a certain date in the field of epilepsy and any of the Company’s Nav1.6 compounds conceived prior to a certain date, regardless of their potency on Nav1.7, in the field of pain. In exchange for the rights granted to the Company under this amendment, Genentech is eligible to receive a low single-digit percentage, tiered royalty on net sales of the Company’s Nav1.6 compounds conceived prior to a certain date, including XEN901, now known as NBI-921352, for a period of ten years from first commercial sale on a country-by-country basis. In accordance with the Neurocrine Collaboration Agreement, the Company remains solely responsible for all payments to Genentech with respect to certain Nav1.6 compounds, including NBI-921352, licensed to Neurocrine Biosciences.  Pursuant to the amendment, Genentech was granted a royalty-free, non-exclusive, world-wide license under the Company’s Nav1.6 intellectual property to make, use, sell, offer for sale and import compounds below a certain potency on Nav1.7 and products containing those compounds for all uses and indications except epilepsy.

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

Pursuant to the terms of the Company’s agreement with the Memorial University of Newfoundland, the Company must pay to the Memorial University of Newfoundland certain milestone payments, a single-digit percentage of net sales for pain products the Company sells directly and a single-digit percentage of royalties received for sales of pain products by Genentech or Flexion.

14.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services, under which the Company had committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement which ended in August 2020. The Company committed to $7,000 of services over the term of the agreement of which $3,349 of services have been received and $3,651 remains committed as of December 31, 2020. As the Company did not meet the commitment to retain Medpace for $7,000 of services prior to August 2020, the Company is required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7,000 commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If the Company decides not to retain Medpace for the provision of clinical development services, the Company may satisfy its obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion. The Company intends to continue to utilize Medpace for clinical development work where appropriate in order to fulfill the remaining commitment; therefore, no liability has been recognized as of December 31, 2020 with respect to the unsatisfied portion under the priority access agreement.

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

Income tax recovery varies from the amounts that would be computed by applying the expected Canadian federal and provincial statutory income tax rate of 27% (2019 – 27%) to loss before income taxes as shown in the following table:

	Year Ended December 31,
	2020	2019
Computed recoveries at Canadian federal and provincial tax rates	$(7,856)	$(11,237)
Change in valuation allowance	7,821	11,148
Investment tax credits earned	(1,689)	(1,522)
Tax attributes expired/utilized	764	678
Non-deductible expenditures	1,135	477
Other	(432)	433
Income tax recovery	$(257)	$(23)

Income tax recovery for the years ended December 31, 2020 and 2019 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States.

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2020	2019
Scientific research and experimental development pool	$29,580	$27,531
Investment tax credits	25,411	24,384
Non-capital losses	35,803	23,603
Depreciable assets	6,635	5,983
Deferred financing fees	1,689	972
Deferred revenue	983	8,223
Other	533	347
Less - valuation allowance	(100,111)	(90,805)
Net deferred income tax assets	$523	$238

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly. A full valuation allowance continues to be applied against deferred income tax assets in Canada as the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Deferred income tax assets recorded on the consolidated balance sheets as of December 31, 2020 and 2019 result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc.

At December 31, 2020, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $109,556 (2019 – $101,965) with no expiry.

At December 31, 2020, the Company has $24,311 (2019 – $22,992) of investment tax credits available to offset federal taxes payable and $7,738 (2019 – $7,675) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2020, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $132,604 (2019 – $87,417).

The investment tax credits and loss carry forwards expire over various years to 2040.

As of December 31, 2020, the total amount of the Company’s unrecognized tax benefits of uncertain tax positions were $10,850 (2019 – $10,850). If recognized in future periods, the unrecognized tax benefits would not affect the Company’s effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties have not been accrued at December 31, 2020 as none would be owing on the unrecognized tax benefits due to the availability of non-capital losses to shelter any potential taxable income arising thereon. The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2002 to 2019 remain subject to examinations in Canada and the United States.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have a written code of conduct that applies to all of our directors, officers and employees. A copy of the most up-to-date version of our code of conduct is available within the “Investors” section on our company website located at http://www.xenon-pharma.com and on SEDAR at www.sedar.com.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

(a)(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits — The exhibits listed in the table below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Specimen Series 1 Preferred Share Certificate.	8-K	001-36687	4.1	March 28, 2018

4.3	Warrant to Purchase Shares, dated August 3, 2018, by and between Xenon Pharmaceuticals Inc. and Silicon Valley Bank.	8-K	001-36687	4.1	August 7, 2018

4.4	Description of Securities.	10-K	001-36687	4.4	March 9, 2020

10.1†	Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	S-1/A	333-198666	10.3	October 6, 2014

10.2#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.3#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 3, 2020

10.4#	Form of Share Option Agreement, as amended, under the Amended and Restated 2014 Equity Incentive Plan.

10.5	Lease, dated as of 2001, by and between the Company and Discovery Parks Incorporated, as amended through July 1, 2014.	S-1	333-198666	10.14	September 10, 2014

10.6#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.7†	Amendment #4, dated May 13, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	August 13, 2015

10.8	Lease Modification Agreement, effective July 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-Q	001-36687	10.1	November 10, 2015

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.9	Lease Modification Agreement, effective December 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-K	001-36687	10.19	March 8, 2016

10.10†	Amendment #5, dated November 19, 2015, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-K	001-36687	10.20	March 8, 2016

10.11†	Amendment #6, dated March 9, 2016, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	May 10, 2016

10.12†	Letter Agreement to Amendment #4, dated May 8, 2017, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended.	10-Q	001-36687	10.1	August 3, 2017

10.13†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.	10-Q	001-36687	10.2	August 3, 2017

10.14	Exchange Agreement, dated March 23, 2018, by and among the Company and the shareholders listed in Schedule B thereto.	8-K	001-36687	10.1	March 28, 2018

10.15†	Letter Amendment #7, dated July 25, 2018, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	10-Q	001-36687	10.3	August 7, 2018

10.16	Milestone and Royalty Buy-Out Agreement, dated September 7, 2018, by and among Xenon Pharmaceuticals Inc., Valeant Pharmaceuticals Ireland Limited and Valeant Pharmaceuticals Luxembourg S.a.r.l.	8-K	001-36687	10.1	September 11, 2018

10.17†	Amended and Restated Amendment #7, dated September 27, 2018, to the Collaborative Research and License Agreement, dated December 22, 2011, by and among the Company, Genentech, Inc. and F. Hoffmann-La Roche Ltd, as amended.	10-Q	001-36687	10.5	November 6, 2018

10.18#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Simon Pimstone.	8-K	001-36687	10.1	March 25, 2019

10.19#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Ian Mortimer.	8-K	001-36687	10.2	March 25, 2019

10.20#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Ernesto Aycardi.	8-K	001-36687	10.3	March 25, 2019

10.21#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Robin Sherrington.	10-K	001-36687	10.24	March 9, 2020

10.22#	Amended and Restated Employment Agreement, dated March 20, 2019, by and between the Company and James Empfield.	10-K	001-36687	10.25	March 9, 2020

10.23#	Employment Agreement, dated July 17, 2020, by and between the Company and Christopher Von Seggern.	10-Q	001-36687	10.3	November 5, 2020

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.24#	Employment Agreement, dated January 13, 2021, by and between the Company and Ian Mortimer.	8-K	001-36687	10.2	January 14, 2021

10.25#	Employment Agreement, dated January 13, 2021, by and between the Company and Simon Pimstone.	8-K	001-36687	10.3	January 14, 2021

10.26#	Employment Agreement, dated January 13, 2021, by and between the Company and Sherry Aulin.	8-K	001-36687	10.4	January 14, 2021

10.27#	2019 Inducement Equity Incentive Plan and related form of share option agreement.	8-K	001-36687	10.1	September 10, 2019

10.28††	License and Collaboration Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	December 2, 2019

10.29	Share Purchase Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.2	December 2, 2019

10.30††	Amendment No. 1 to Asset Purchase Agreement, dated August 4, 2020, by and between the Company and 1st Order Pharmaceuticals Inc.	10-Q	001-36687	10.2	August 6, 2020

10.31	At-the-Market Equity Offering Sales Agreement dated as of August 6, 2020, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	August 6, 2020

10.32††	Amendment #1, dated January 13, 2021, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 14, 2021

10.33	Lease Modification Agreement, effective October 5, 2020, by and between the Company and Redstone Enterprises Ltd.

21.1	List of Subsidiaries of the Company.	10-K	001-36687	21.1	March 8, 2017

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if disclosed.
#	Indicates management contract or compensatory plan.
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

Dated: March 1, 2021	XENON PHARMACEUTICALS INC.
	By:	/s/ Simon Pimstone
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

Signature	Title	Date
/s/ Simon Pimstone Simon Pimstone	Chief Executive Officer (Principal Executive Officer)	March 1, 2021
/s/ Ian Mortimer Ian Mortimer	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
/s/ Michael Tarnow Michael Tarnow	Chair of the Board of Directors	March 1, 2021
/s/ Mohammad Azab Mohammad Azab	Director	March 1, 2021
/s/ Clarissa Desjardins Clarissa Desjardins	Director	March 1, 2021
/s/ Steven Gannon Steven Gannon	Director	March 1, 2021
/s/ Michael Hayden Michael Hayden	Director	March 1, 2021
/s/ Frank Holler Frank Holler	Director	March 1, 2021
/s/ Patrick Machado Patrick Machado	Director	March 1, 2021
/s/ Gary Patou Gary Patou	Director	March 1, 2021
/s/ Dawn Svoronos Dawn Svoronos	Director	March 1, 2021