Form 10-Q
period 2021-03-31
Xenon Pharmaceuticals Inc.
filed 2021-05-11
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 40,967,221 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

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

Risk Factor Summary

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

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$87,985	$45,009
Marketable securities	186,718	131,988
Accounts receivable	5,060	1,822
Prepaid expenses and other current assets	3,497	2,964
	283,260	181,783
Operating lease right-of-use asset, net (note 6)	3,206	3,326
Property, plant and equipment, net	3,691	3,554
Deferred tax assets (note 11)	514	523
Total assets	$290,671	$189,186

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	$7,580	$10,874
Deferred revenue (note 10)	3,642	3,642
Operating lease liability (note 6)	270	265
	11,492	14,781
Operating lease liability, long-term (note 6)	2,902	3,050
	14,394	17,831

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2020 - 1,016,000) (note 9)	$7,732	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 40,962,715 (December 31, 2020 - 35,012,125) (note 9)	498,334	397,748
Additional paid-in capital	65,457	45,357
Accumulated deficit	(294,256)	(278,492)
Accumulated other comprehensive loss	(990)	(990)
	$276,277	$171,355
Total liabilities and shareholders’ equity	$290,671	$189,186

Commitments and contingencies (note 12)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue (note 10)	$4,358	$7,078

Operating expenses:
Research and development	16,308	11,791
General and administrative	4,109	3,320
	20,417	15,111
Loss from operations	(16,059)	(8,033)
Other income (expense):
Interest income	72	1,116
Interest expense	—	(330)
Foreign exchange gain (loss)	155	(238)
Loss before income taxes	(15,832)	(7,485)
Income tax recovery (note 11)	68	1
Net loss and comprehensive loss	(15,764)	(7,484)
Net loss attributable to preferred shareholders	(423)	(222)
Net loss attributable to common shareholders	$(15,341)	$(7,262)
Net loss per common share (note 4):
Basic and diluted	$(0.42)	$(0.22)
Weighted-average common shares outstanding (note 4):
Basic and diluted	36,824,619	33,189,733

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	1,016,000	$7,732	28,139,228	$294,244	$40,646	$(249,655)	$(990)	$91,977
Net loss for the period						(7,484)		(7,484)
Issuance of common shares, net of issuance costs (note 9a)			6,759,187	102,456				102,456
Stock-based compensation expense					1,015			1,015
Issued pursuant to exercise of stock options			57,857	607	(593)			14
Balance as of March 31, 2020	1,016,000	$7,732	34,956,272	$397,307	$41,068	$(257,139)	$(990)	$187,978

Balance as of December 31, 2020	1,016,000	$7,732	35,012,125	$397,748	$45,357	$(278,492)	$(990)	$171,355
Net loss for the period						(15,764)		(15,764)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 9a and note 9c)			5,868,135	99,846	18,769			118,615
Stock-based compensation expense					1,965			1,965
Issued pursuant to exercise of stock options			82,455	740	(634)			106
Balance as of March 31, 2021	1,016,000	$7,732	40,962,715	$498,334	$65,457	$(294,256)	$(990)	$276,277
(1)

The accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(15,764)	$(7,484)
Items not involving cash:
Depreciation	196	104
Amortization of discount on term loan	—	137
Deferred income tax expense	9	52
Stock-based compensation	1,965	1,015
Unrealized foreign exchange (gain) loss	(204)	522
Unrealized (gain) loss on marketable securities	74	(281)
Changes in operating assets and liabilities:
Accounts receivable	(3,238)	(824)
Prepaid expenses and other current assets	(533)	113
Accounts payable and accrued expenses	(3,213)	(577)
Deferred revenue	—	(5,844)
Net cash used in operating activities	(20,708)	(13,067)

Investing activities:
Purchases of property, plant and equipment	(404)	(647)
Purchases of marketable securities	(100,655)	(107,482)
Proceeds from marketable securities	45,955	55,204
Net cash used in investing activities	(55,104)	(52,925)

Financing activities:
Proceeds from issuance of common shares and pre-funded warrants, net of issuance costs (note 9a)	118,615	102,456
Issuance of common shares pursuant to exercise of stock options	106	14
Net cash provided by financing activities	118,721	102,470
Effect of exchange rate changes on cash and cash equivalents	67	(725)
Increase in cash and cash equivalents	42,976	35,753
Cash and cash equivalents, beginning of period	45,009	24,755
Cash and cash equivalents, end of period	$87,985	$60,508

Supplemental disclosures:
Interest paid	$—	$206
Interest received	651	1,172
Cash paid for operating lease	202	159
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	448	583

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

The Company has incurred significant operating losses since inception. As of March 31, 2021, the Company had an accumulated deficit of $294,256 and a $15,764 net loss for the three months ended March 31, 2021. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares and pre-funded warrants and debt financings.

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

The Company has one wholly-owned subsidiary as of March 31, 2021, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

These unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2020 and included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on March 1, 2021.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2020 Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the policies described in note 3 below.
3.	Changes in significant accounting policies:

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  These amendments simplify accounting for income taxes, change the accounting for certain income tax transactions and make certain improvements to the codification. The Company has adopted this standard as of January 1, 2021 on a prospective basis. The adoption of the standard had no impact on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

4.	Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes 1,016,000 Series 1 Preferred Shares as a separate class for the three months ended March 31, 2021 (2020 – 1,016,000). The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period.

The weighted average number of common shares used in the basic and diluted net income (loss) per common share calculations for the three months ended March 31, 2021 include the pre-funded warrants issued in connection with the Company’s March 2021 underwritten public offering (note 9c) as the pre-funded warrants are exercisable at any time for nominal cash consideration.

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

For the three months ended March 31, 2021 and 2020, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.
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

The Company has one operating lease for research laboratories and office space in Burnaby, British Columbia. In October 2020, the Company entered into a lease amendment for a 21–month committed term from October 1, 2020 to June 30, 2022. A renewal option for a portion of the facility for a 5-year term that is reasonably certain of exercise has been included in the determination of the right-of-use asset and lease liability.

The cost components of the operating lease were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Lease Cost
Operating lease expense	$139	$109
Variable lease expense(1)	184	136
Lease Term and Discount Rate
Remaining lease term (years)	6.25	2
Discount rate	2.45%	3.75%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of March 31, 2021 were as follows:

Year ending December 31:
2021	$618
2022	703
2023	576
2024	576
2025 and thereafter	1,441
Total future minimum lease payments	$3,914
Less: imputed interest	(268)
Less: future lease incentives reasonably certain of use	(474)
Present value of lease liabilities	$3,172
7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020
Trade payables	$2,132	$3,041
Employee compensation, benefits, and related accruals	1,323	2,859
Consulting and contracted research	3,754	4,738
Professional fees	289	167
Other	82	69
Total	$7,580	$10,874
8.	Term loan:

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

9.	Share capital:
(a)	Financing:

In November 2019, the Company entered into an at-the-market equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) to sell common shares of the Company having aggregate gross proceeds of up to $50,000  from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents.   As of December 31, 2019, the Company had sold 805,643 common shares under the sales agreement for proceeds of approximately $10,729, net of commissions paid and transaction expenses. In January 2020, the Company sold an additional 2,446,687 common shares for proceeds of approximately $37,796, net of commissions paid and transaction expenses.

In January 2020, the Company entered into an underwriting agreement with Jefferies, Stifel and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares sold by the Company at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed in January 2020, and the Company received net proceeds of $56,265, net of underwriting discounts, commissions and offering expenses. The underwriters exercised their option in full in February 2020 and the Company received additional proceeds of $8,395, net of underwriting discounts, commissions and offering expenses.

In August 2020, the Company entered into an at-the-market equity offering sales agreement with Jefferies and Stifel to sell common shares of the Company having aggregate gross proceeds of up to $100,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents. As of March 31, 2021, 733,000 common shares have been sold under the sales agreement for proceeds of approximately $10,693, net of commissions paid and transaction expenses.

In March 2021, the Company entered into an underwriting agreement with Jefferies and Stifel, relating to an underwritten public offering of 5,135,135 common shares, including 810,810 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $18.50 per common share and pre-funded warrants to purchase 1,081,081 common shares (the “Pre-Funded Warrants”) at $18.4999 per Pre-Funded Warrant (note 9c). The public offering was completed in March 2021, and the Company received proceeds of $107,922, net of underwriting discounts, commissions and offering expenses.

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

BVF was a related party of the Company prior to the closing of the exchange agreement, and continues to be a related party as of March 31, 2021.

(c)	Pre-Funded Warrants:

In connection with an underwritten public offering completed in March 2021, the Company issued 1,081,081 Pre-Funded Warrants at a price of $18.4999 per Pre-Funded Warrant which grants the holder the right to purchase up to 1,081,081 common shares at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable at the holder’s discretion from the date of issuance until the date the Pre-Funded Warrant is exercised in full. The Company may not affect the exercise of any Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of any Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of common shares beneficially owned by such holder, together with its affiliates, to exceed 4.99% of the total number of common shares outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder, together with its affiliates, to exceed 4.99% of the combined voting power of all of the Company’s securities immediately outstanding after giving effect to the exercise, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 19.99% upon at least 61 days’ notice to the Company.

Since the Pre-Funded Warrants meet the condition for equity classification, proceeds from issuance of the Pre-Funded Warrants of $18,769, net of underwriting discounts, commissions and offering expenses, are recorded in additional paid-in capital. Upon exercise of the Pre-Funded Warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder will be recorded in common shares. As of March 31, 2021, no Pre-Funded Warrants have been exercised. Pre-funded warrants to purchase 1,081,081 common shares are not included in the number of issued and outstanding common shares as of March 31, 2021.

(d)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended March 31,
	2021	2020
Outstanding, beginning of period	4,758,997	3,534,236
Granted	1,111,950	1,118,350
Exercised(1)	(122,403)	(98,326)
Forfeited, cancelled or expired	(5,936)	(26,268)
Outstanding, end of period	5,742,608	4,527,992
Exercisable, end of period	2,769,438	1,992,705

(1)

During the three months ended March 31, 2021, 46,296 (2020 – 1,972) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 36,159 (2020 – 55,885) common shares for the cashless exercise of 76,107 (2020 – 96,354) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Average risk-free interest rate	1.15%	0.80%
Expected volatility	68%	68%
Average expected term (in years)	6.53	6.73
Expected dividend yield	0%	0%
Weighted average fair value of stock options granted	$12.86	$7.41

10.	Revenue:

Revenue was as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Neurocrine Biosciences:
Recognition of the transaction price	$—	$5,844
Research and development services	1,358	1,234
Flexion:
Milestone payments	3,000	—
Total collaboration revenue	$4,358	$7,078

(a)	Neurocrine Biosciences license and collaboration agreement:

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

At execution of the agreement, Neurocrine Biosciences paid the Company an upfront cash payment of $30,000 and a $20,000 equity investment in the Company. The equity investment was measured at fair value of $16,667 on the date of issuance and the resulting premium $3,333, together with the upfront cash payment totaling $33,333, was the transaction price of the arrangement for allocation to the performance obligations.  The agreement includes the following performance obligations: (i) an exclusive license to XEN901 with associated technology and know-how transfer, (ii) an exclusive license to the DTCs with associated know-how transfer, (iii) a license to Research Compounds and research services under the Research Program, (iv) development services under the Initial Development Program for XEN901, and (v) development services under the Initial Development Program for the DTCs. The total transaction price of $33,333 was allocated to performance obligation (v) based on its estimated standalone selling price determined based on internal development plans and budget, with the balance allocated to performance obligations (i) and (ii) by the residual approach. The Company allocated the transaction price as follows: $28,807 to performance obligations (i) and (ii), completed as of December 2020, and $5,118, which includes $592 of variable consideration, to performance obligation (v), which is expected to be completed by Q1 2022.

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

During the three months periods ended March 31, 2021 and 2020, the Company recognized $1,358 and $7,078 of revenue, respectively, which comprised of $nil and $5,761, respectively, associated with (i) the exclusive license to XEN901 and (ii) the exclusive license to the DTCs; $1,358 and $1,234, respectively, for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for XEN901; and $nil and $83, respectively, for (v) development services under the Initial Development Program for the DTCs.  As of March 31, 2021, there is $1,358 of accounts receivable and $3,642 of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as current on the balance sheet based on the period the services are expected to be delivered.

The Company has an option to co-fund 50% of the development costs of XEN901 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of March 31, 2021.

(b)	Flexion definitive agreement:

In September 2019, the Company entered into an agreement with Flexion Therapeutics Inc. (“Flexion”) pursuant to which Flexion acquired all rights with respect to XEN402, and a related compound (collectively “XEN402”), including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402, now known as FX301, owned or controlled by the Company.

During the three months ended March 31, 2021, the U.S. Food and Drug Administration cleared the first investigational new drug application for FX301 and Flexion initiated a Phase 1b clinical trial, resulting in milestone payments of $1,000 and $2,000 due to the Company, respectively. Pursuant to terms of the agreement, the Company will also be eligible for a development milestone payment of $5,000 upon initiation of a Phase 2 proof-of-concept clinical trial. Following successful proof-of-concept, the Company may be entitled to future clinical development and global regulatory approval milestone payments of up to $40,750, commercial milestone payments of up to $75,000, as well as future royalties ranging from mid-single to low-double digit percentages. These additional amounts will be recognized as determinable.
11.	Income taxes:

Income tax recovery for the three months ended March 31, 2021 and 2020 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States. Deferred income tax assets recorded on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 resulted from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.

12.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services, under which the Company has committed to using Medpace non-exclusively for clinical development services over the five-year term of the agreement which ended in August 2020. The Company has committed to $7,000 of services over the term of the agreement of which $3,461 of services have been received and $3,539 remains committed as of March 31, 2021. As the Company did not meet the commitment to retain Medpace for $7,000 of services prior to August 2020, the Company is required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7,000 commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If the Company decides not to retain Medpace for the provision of clinical development services, the Company may satisfy its obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion. The Company intends to continue to utilize Medpace for clinical development work where suitable in order to fulfill the remaining commitment; therefore, no liability has been recognized as of March 31, 2021 with respect to the unsatisfied portion under the priority access agreement.

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

The Company has entered into license and research agreements with third parties that include indemnification provisions that are customary in the industry. These indemnification provisions generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party claims or damages arising from these transactions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 1, 2021 and with the securities commissions in British Columbia, Alberta and Ontario on March 1, 2021.

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
•

the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates and our ability to obtain suitable pricing and receive reimbursements from health agencies;

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

Proprietary Programs

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. Designed as a randomized, double-blind, placebo-controlled, multicenter study, the “X-TOLE” study is an ongoing Phase 2b clinical trial to evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the median percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. Patient screening has now been completed with the final patients currently in the baseline period. Patient randomization is expected to be complete in June, with topline data anticipated by the end of the third quarter of 2021.

•

We also continue to evaluate opportunities to develop XEN1101 in neurological indications outside of epilepsy that could be well-suited to its unique mechanism of action. On March 8, 2021, we announced a collaboration with the Icahn School of Medicine at Mount Sinai to facilitate an investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled clinical trial of XEN1101 for the treatment of major depressive disorder, or MDD, and anhedonia, which is expected to be initiated in the coming months. In parallel, we are planning a company-sponsored clinical study in MDD supported by promising pre-clinical data with XEN1101 and clinical data generated from both an open-label study and a randomized, placebo-controlled clinical trial that explored the targeting of KCNQ channels as a treatment for MDD using ezogabine.

•

XEN496, a Kv7 potassium channel modulator, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. We have received Fast Track designation and Orphan Drug Designation for XEN496 for the treatment of seizures associated with KCNQ2-DEE from the U.S. Food and Drug Administration, or FDA, as well as orphan medicinal product designation from the European Commission. A Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called the “EPIK” study, is underway to evaluate the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than 6 years with KCNQ2-DEE.

•

XEN007 (active ingredient flunarizine) is a CNS-acting Cav2.1 and T-type calcium channel modulator that is being studied in treatment-resistant childhood absence epilepsy, or CAE, and potentially other neurological disorders. An investigator-led Phase 2 proof-of-concept study is ongoing to examine the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant CAE. A presentation of promising interim data collected from a small number of patients was presented at the virtual annual meeting of the American Epilepsy Society in December 2020. We continue to work with the lead investigator to include additional sites and expects that topline results from a larger data set will be available in the second half of 2021, which will inform our decision anticipated this year regarding the future development of XEN007 in CAE.

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

•

Flexion Therapeutics, Inc., or Flexion, acquired the global rights to develop and commercialize XEN402, a Nav1.7 inhibitor also known as funapide. Flexion’s FX301 consists of XEN402 formulated for extended release from a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for control of post-operative pain. On March 31, 2021, Flexion announced the treatment of the first patient in a Phase 1b proof-of-concept trial evaluating the safety and tolerability of FX301 administered as a single-dose, popliteal fossa block (a commonly used nerve block in foot and ankle-related surgeries) in patients undergoing bunionectomy. Flexion anticipates data from the Phase 1b trial of FX301 in late 2021. Pursuant to the terms of the agreement, we are eligible to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the three months ended March 31, 2021 and 2020, we recognized revenue of $4.4 million and $7.1 million, respectively, in connection with our agreements with Neurocrine Biosciences and Flexion. We had a net loss of $15.8 million for the three months ended March 31, 2021 and an accumulated deficit of $294.3 million as of March 31, 2021, from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as we:

•

continue our research and pre-clinical and clinical development of our product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;

•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•	make milestone and other payments under our in-license or other agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract, hire and retain skilled personnel; and
•	create additional infrastructure to support our operations.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements. We do not generate any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever.

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Neurocrine Biosciences:
Recognition of the transaction price	$—	$5,844
Research and development services	1,358	1,234
Flexion:
Milestone payments	3,000	—
Total collaboration revenue	$4,358	$7,078

Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment and variable consideration which is probable that a significant reversal of the cumulative revenue recognized will not occur, is the transaction price of the arrangement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to XEN901 (now known as NBI-921352) with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs.  In the three months ended March 31, 2021, we did not recognize into revenue any portion of the transaction price allocated to performance obligations (i), (ii) and (iii), compared to $5.8 million recognized for the three months ended March 31, 2020. Performance obligations (i) and (ii) were completed as of December 31, 2020. Performance obligation (iii) is expected to be completed by Q1 2022. Research and development services are recognized into revenue at fair market value as the services are rendered.

In the three months ended March 31, 2021, we recognized revenue of $3.0 million in connection with our agreement with Flexion for the global rights to develop and commercialize FX301 which included a $1.0 million milestone for the clearance of an IND by the FDA and a $2.0 million milestone for the initiation of a Phase 1b clinical trial. No revenue was recognized for the three months ended March 31, 2020 in connection with our agreement with Flexion.

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

As of March 31, 2021, there is $3.6 million remaining in deferred revenue from the upfront payments received under our license and collaboration agreement with Neurocrine Biosciences.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$16,308	$11,791
General and administrative	4,109	3,320
Total operating expenses	$20,417	$15,111

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 1, 2021. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three months ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)
Revenue	$4,358	$7,078	$(2,720)
Research and development expenses	16,308	11,791	4,517
General and administrative expenses	4,109	3,320	789
Other:
Interest income	72	1,116	(1,044)
Interest expense	—	(330)	330
Foreign exchange gain (loss)	155	(238)	393
Loss before income taxes	$(15,832)	$(7,485)	$(8,347)

Revenue

Revenue decreased by $2.7 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Revenue for the three months ended March 31, 2021 related to $1.4 million for research and development services under our license and collaboration agreement with Neurocrine Biosciences, compared to recognition of $5.8 million of deferred revenue and $1.2 million for research and development services for the three months ended March 31, 2020. Revenue for the three months ended March 31, 2021 also included $3.0 million in milestone revenue recognized in connection with our agreement with Flexion, whereas no revenue was recognized in connection with this agreement for the three months ended March 31, 2020.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)
XEN1101	$6,469	$5,241	$1,228
XEN496	5,677	2,667	3,010
XEN901 (now known as NBI-921352)	356	714	(358)
Pre-clinical, discovery and other programs	3,806	3,169	637
Total research and development	$16,308	$11,791	$4,517

Research and development expenses increased by $4.5 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily attributable to increased spending on our clinical development product candidates XEN1101 and XEN496, and, to a lesser extent, increased spending on our pre-clinical, discovery and other internal programs. This was partially offset by decreased spending on XEN901 (now known as NBI-921352) as clinical developments costs associated with the development of product candidates under the Neurocrine Biosciences collaboration including NBI-921352 are borne by Neurocrine Biosciences. Certain costs related to NBI-921352 development activities have been incurred by us in the period; Neurocrine Biosciences reimburses us for development services we incur at fair market value with the exception of certain near-term manufacturing costs which continue to be borne by us under the terms of the collaboration agreement.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)
General and administrative	$4,109	$3,320	$789

General and administrative expenses increased by $0.8 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily attributable to increased stock-based compensation expense due to an increase in the number of options granted at a higher fair value and higher salaries and benefits due to increased headcount to support our expanding research and development activities, partially offset by a decrease in human resources costs due to timing of recruitment fees.

Other Income

The following table summarizes our other income for the three months ended March 31, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)
Other income	$227	$548	$(321)

Other income decreased by $0.3 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily attributable to lower interest income due to a decrease in market yields on investments. This was partially offset by an increase in foreign exchange gains and a decrease in interest expense due to the repayment of our term loan in May 2020.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares and pre-funded warrants, and debt financing. As of March 31, 2021, we had cash and cash equivalents and marketable securities of $274.7 million.

We have incurred significant operating losses since inception. We had a $15.8 million net loss for the three months ended March 31, 2021 and an accumulated deficit of $294.3 million from inception through March 31, 2021. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, in March 2021 we entered into an underwriting agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, relating to an underwritten public offering of 5,153,135 common shares, including 810,810 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses. In August 2020, we entered into an at-the-market equity offering sales agreement with Jefferies and Stifel, to sell our common shares having aggregate sales proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel are acting as sales agents. As of March 31, 2021, we had sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions paid and transaction expenses. In addition, in January 2020, we entered into an underwriting agreement with Jefferies, Stifel, and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed in January 2020 and the underwriters’ option was exercised in full in February 2020. We issued an aggregate of 4,312,500 common shares and raised total proceeds of $64.7 million, net of underwriting discounts, commissions and offering expenses. Further, in November 2019, we entered into an at-the-market equity offering sales agreement with Jefferies and Stifel, to sell our common shares having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agent. As of January 2020, we had sold an aggregate of 3,252,330 common shares for proceeds of $48.5 million, net of commissions paid and transaction expenses.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(20,708)	$(13,067)
Net cash used in investing activities	(55,104)	(52,925)
Net cash provided by financing activities	118,721	102,470

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities totaled $20.7 million, compared to $13.1 million for the same period in 2020. The increase in cash used in operating activities was primarily related to higher expenditures for the clinical development of our proprietary product candidates, lower interest income for the three months ended March 31, 2021 as compared to the same period in 2020, and changes in operating assets and liabilities primarily attributable to the timing of payments for accrued clinical trial costs and accrued expenses in the normal course of business.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities totaled $55.1 million, compared to $52.9 million for the same period in 2020. The change in cash used in investing activities was driven primarily by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities totaled $118.7 million, compared to $102.5 million for the same period in 2020. The increase in cash provided by financing activities was primarily related to net proceeds of $118.6 million from the issuance of common shares and pre-funded warrants during the three months ended March 31, 2021 as compared to $102.5 million from the issuance of common shares for the same period in 2020.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2020 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 1, 2021.

As of March 31, 2021, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

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

Outstanding Share Data

As of May 7, 2021, we had 40,967,221 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 1,081,081 common shares, outstanding stock options to purchase an additional 5,685,736 common shares and an outstanding warrant to purchase an additional 40,000 common shares. In addition, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 10b to our consolidated financial statements included in Part I, Item 1 of this report.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had a net loss of $15.8 million for the three months ended March 31, 2021 and an accumulated deficit of $294.3 million as of March 31, 2021, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

 We have devoted most of our financial resources to research and development, including our clinical and pre-clinical development activities. To date, we have financed our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. We do not generate any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the three months ended March 31, 2021, we incurred $16.3 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in November 2019, we entered into the November 2019 sales agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell up to $50.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agents. As of January 2020, we had sold an aggregate of 3,252,330 common shares for proceeds of $48.5 million, net of commissions paid and transaction expenses. In January 2020, we completed an underwritten public offering of 3,750,000 of our common shares at a public offering price of $16.00 per share for proceeds of $56.3 million, net of underwriting discounts, commissions and offering expenses. In February 2020, the underwriters of the January 2020 public offering exercised their option to purchase an additional 562,500 of our common shares at a public offering price of $16.00 per share, raising additional proceeds of $8.4 million, net of underwriting discounts, commissions and offering expenses. Further, in August 2020, we entered into the August 2020 sales agreement with Jefferies and Stifel to sell up to $100.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel are acting as sales agents. As of March 31, 2021, we had sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions paid and transaction expenses. In March 2021, we completed an underwritten public offering of 5,135,135 of our common shares, including 810,810 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses. We were also party to an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we had borrowed an aggregate principal amount of $15.5 million. The restated loan and security agreement was secured by substantially all of our assets except intellectual property and required compliance with various affirmative and negative covenants. In May 2020, we repaid the total outstanding term loan balance ahead of the maturity date and all encumbrances were removed by Silicon Valley Bank. Any future incurrence of indebtedness would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Such covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

We are subject to risks associated with currency fluctuations which could impact our results of operations.

As of March 31, 2021, approximately 4% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

For example, if more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamate, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel, cannabidiol, eslicarbazepine acetate and fenfluramine. The FDA has not yet approved any drug products specifically for KCNQ2 developmental and epileptic encephalopathy (otherwise known as KCNQ2-DEE or EIEE7) or for SCN8A developmental and epileptic encephalopathy (otherwise known as SCN8A-DEE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. There are other ASMs in clinical development that could potentially compete with our products, including products in development from Angelini Pharma, Eisai Co., Ltd., GW Pharmaceuticals plc, Knopp Biosciences LLC, Longboard Pharmaceuticals Inc, Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Ovid Therapeutics Inc., Praxis Precision Medicines, Inc., Sage Therapeutics, SK Life Science Inc., Stoke Therapeutics Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., UCB, Inc., Upsher-Smith Laboratories, Inc., Zogenix Inc., and Zynerba Pharmaceuticals, Inc.

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

A variety of risks associated with international operations could materially adversely affect our business.

As we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

•	different regulatory requirements for initiating clinical trials and maintaining approval of drugs in foreign countries;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;
•	differing and multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in North America;
•	controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to manufacture and/or transport our product candidates;
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

The COVID-19 pandemic and other public health crises may materially and adversely affect our business, financial condition and results of operations in several ways. For example, because our supply chain for raw materials, drug substance and drug product is worldwide, it could be subject to significant disruptions.  There may be related restrictions on the export, import or shipment of raw materials, drug substance or drug product that could materially delay our business or clinical trials.

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 2b XEN1101 (X-TOLE) clinical trial, which includes investigative sites in North America and Europe, and our Phase 3 XEN496 (EPIK) clinical trial, which includes investigative sites in North America and is expected to include sites in Europe, Australia and Asia. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our X-TOLE trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact this or other trials in the future. Our EPIK trial is dependent upon our ability to initiate clinical sites and enroll patients despite the ongoing COVID-19 pandemic.

We continue to provide many of our employees the option to work from home and implemented a halt of non-essential business travel since March 2020. As some of our employees have transitioned back to our premises, there is a risk that COVID-19 infections could break out at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, clinical trial drug product, supplies or services.

There continues to be uncertainty around the ultimate impact of the COVID-19 pandemic on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates, and we will face an even greater risk if we commercialize any product candidates. For example, we may be sued if any of our product candidates, including any that are developed in combination with other therapies, allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state or provincial consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. There is also risk that third parties we have agreed to indemnify could incur liability. Regardless of the merits or eventual outcome, liability claims may result in:

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

Patients with certain of the diseases, or disorders, targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening conditions. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market those product candidates, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

Healthcare providers, physicians and third-party payers in the U.S. and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current arrangements with health care providers and our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act and similar laws in foreign jurisdictions in which we conduct business, that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:

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
•

the federal Physicians Payment Sunshine Act, also referred to as the CMS Open Payments, which requires applicable manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to: certain payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals and ownership or investment interests held by such healthcare professionals and their immediate family members; effective January 1, 2022, for data reported to CMS in 2022, these reporting obligations will extend to include payments and transfers of value made and ownership interests held during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the collection, export, privacy, use and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

These risks and uncertainties could impact any of our or our collaborators’ clinical programs and any of the clinical, regulatory or operational events described above could change our or our collaborators’ planned clinical and regulatory activities. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our X-TOLE trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact this or other trials in the future. In addition, due to the impact of the COVID-19 pandemic, we have experienced an impact on the initiation of clinical sites in our EPIK trial which includes investigative sites in North America and is expected to include clinical sites in Europe, Australia and Asia. COVID-19 may continue to impact the enrollment of patients in our XEN496 EPIK clinical trial.

The results of any Phase 3 or other pivotal clinical trial, including without limitation our EPIK trial, may not be adequate to support marketing approval. These clinical trials are lengthy and, with respect to non-orphan indications, usually involve many hundreds to thousands of patients. With respect to orphan indications like KCNQ2-DEE, SCN8A-DEE or childhood absence epilepsy, or CAE, clinical trials can also be lengthy due to the challenge of identifying and recruiting patients. In addition, if the FDA, EMA, Health Canada or another regulator disagrees with our or our collaborators’ choice of the key testing criterion, or primary endpoint, the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA, Health Canada or other regulators also may require additional clinical trials as a condition for approving any of these product candidates.

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

We may also be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus which have and are expected to continue to increase the cost of our clinical trials. Since March 2020, the FDA, EMA and Health Canada have issued guidance documents describing a number of considerations for sponsors conducting clinical trials during the pandemic.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. Negative or inconclusive results from our or our collaborators’ clinical trials could lead to a decision or requirement to conduct additional pre-clinical testing or clinical trials or result in a decision to terminate the continued development of a product candidate. For example, we currently anticipate releasing topline data from our X-TOLE Phase 2b clinical trial of XEN1101 in adult patients with focal epilepsy by the end of the third quarter of 2021. If these topline data fail to meet the trial endpoints or are otherwise inconclusive, we may cease development of XEN1101 as a treatment for adult patients with focal epilepsy or potentially abandon development of XEN1101 entirely. Even if the data from our X-TOLE Phase 2b clinical trial are positive, there can be no assurance that we will be able to successfully advance development of this product candidate into later stage clinical trials or obtain regulatory approval of XEN1101. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

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

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE, other early infantile epileptic encephalopathies, as well as potential orphan indications for the future development of XEN007 including alternating hemiplegia of childhood, or AHC, hemiplegic migraine, or HM, and CAE, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our or our collaborators’ clinical trials. This means that we or our collaborators will generally have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we or our collaborators’ experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether. Even if we or our collaborators’ are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our or our collaborators’ product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

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

The results of pre-clinical studies, either generated by us, such as for XEN901 (which we licensed to Neurocrine Biosciences and is now known as NBI-921352) or XEN402 (which was acquired by Flexion for use in its product candidate FX301), by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, such as for XEN1101, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, NBI-921352 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical models may not be predictive of clinical efficacy due to its novel molecular mechanism.

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

Any regulatory approvals that we receive for the product candidates we commercialize, alone or with a collaborator, will be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product and compliance with the approved package insert. In addition, our product candidates may receive schedule classifications under the Controlled Substances Act of 1970 (or scheduling classifications under similar legislation outside of the U.S.) which will result in additional complexity in manufacturing, supply chain, licensing, import/export and distribution.

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

Some of our and our collaborators’ target patient populations in orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE and CAE. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the pricing, coverage and reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement pricing, coverage and reimbursement strategies for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the PPACA. For example, various portions of the PPACA have been the subject of legal and constitutional challenges, including legal proceedings in the Fifth Circuit Court of Appeals. The Supreme Court of the United States held oral arguments on the Fifth Circuit Court case in November 2020 and is expected to issue a decision later in 2021. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, HHS and CMS issued final rules in November and December of 2020 that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, prescription drug importation, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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

In most foreign countries, particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. As of April 2021, Canada is in the midst of implementing new drug pricing regulations and additional pricing guidance that will affect the price at which patented medicines can be sold.

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

For example, following Neurocrine Biosciences’ submission of the IND for NBI-921352, the FDA requested additional non-clinical data to support dose justification in the proposed pediatric study of NBI-921352 in pediatric SCN8A-DEE patients.  Based on this feedback, in January 2021, we announced that Neurocrine Biosciences intends to initiate a Phase 2 clinical trial in adolescent patients (aged 12 years and older) with SCN8A-DEE in the third quarter of 2021 and to amend the trial protocol to include younger pediatric patients (aged 2-11 years) with SCN8A-DEE following the FDA’s review and approval of the additional non-clinical information. In connection with this announcement, we and Neurocrine Biosciences amended our collaboration agreement to restructure the terms of potential payments owed to us upon achievement of certain development milestones, including deferring the milestone payment owing to us for the SCN8A-DEE trial until the FDA has approved the protocol amendment to include younger pediatric patients (aged 2-11 years). The terms of our amended collaboration agreement with Neurocrine Biosciences are described in greater detail in the section of our Annual Report on Form 10-K filed with the SEC on March 1, 2021 titled “Business – Collaborations, Commercial and License Agreements – License and Collaboration Agreement with Neurocrine Biosciences, Inc.” If Neurocrine Biosciences does not provide the FDA with sufficient additional non-clinical data to support a protocol amendment, we would not qualify for the milestone tied to the SCN8A-DEE development program.  In addition, although we have previously announced that Neurocrine Biosciences is advancing clinical plans to develop NBI-921352 for the treatment of adult focal epilepsy and expects to initiate a Phase 2 clinical trial in 2021, we cannot be certain that Neurocrine Biosciences will continue to pursue this indication and we may not qualify for additional payments under our collaboration agreement.

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

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. For example, XEN007 is currently being evaluated under a physician-led, multi-center, Phase 2 proof-of-concept study as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant CAE. In addition, we expect to initiate in the coming months, a Phase 2 proof-of-concept clinical trial examining XEN1101 in major depressive disorder and anhedonia in partnership with academic collaborators at the Icahn School of Medicine at Mount Sinai.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees, sublicensees, licensors or other collaborators. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently the rights relating to the patent portfolio for XEN901 (now known as NBI-921352), other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors are exclusively licensed to Neurocrine Biosciences, some of the rights relating to the patent portfolio for novel Nav1.7 inhibitors are held by Genentech and the rights to the patent portfolio for XEN402 (which was acquired by Flexion for use in its product candidate FX301) were sold to Flexion.

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

In addition, the stock market in general, and Nasdaq and the biopharmaceutical industry in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. The COVID-19 pandemic, for example, resulted in significant volatility. These broad market and industry fluctuations may adversely affect the market price of our common shares, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

As of March 31, 2021, stock options to purchase 5,742,608 of our common shares with a weighted-average exercise price of $11.35 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion, and pre-funded warrants to purchase 1,081,081 of our common shares with an exercise price of $0.0001 per share. The exercise of any of these stock options or warrants or conversion of the remaining Series 1 Preferred Shares would result in dilution to current common shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, pre-funded warrants, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

We have broad discretion in the application of any net proceeds we have received or may receive pursuant to our March 2021 public offering of common shares and pre-funded warrants to purchase common shares, our August 2020 “at-the-market” equity offering program with Jefferies and Stifel, any net proceeds we have received pursuant to our January 2020 public offering of common shares, as well as the net proceeds to us from previous equity and debt financings. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

There is no public market for our pre-funded warrants or our Series 1 Preferred Shares.

There is no public trading market for our pre-funded warrants or our Series 1 Preferred Shares and we do not expect a market to develop. In addition, we do not intend to list the pre-funded warrants or our Series 1 Preferred Shares on the Nasdaq Global Market or any other national securities exchange or nationally recognized trading system. Without an active trading market, the liquidity of the pre-funded warrants and our Series 1 Preferred Shares will be limited.

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

Item 2. Recent Sales of Unregistered Securities

On February 18, 2021, we issued 41,152 common shares that were not registered under the Securities Act of 1933, as amended, to Genworks Inc., a consultant, pursuant to the exercise of stock options for cash consideration with exercise proceeds of approximately CAD$120,884.

The common shares issued pursuant to the exercise of options were offered, sold and issued pursuant to the Canadian prospectus exemption under section 2.42 of National Instrument 45-106—Prospectus Exemptions, or NI 45-106, as such securities were offered, sold and issued in accordance with the terms and conditions of securities that we had previously issued. The options described above were offered, sold and issued pursuant to the Canadian prospectus exemption under section 2.24 of NI 45-106 as such securities were offered, sold and issued by us to our directors, officers, employees and consultants.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

4.1	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	March 10, 2021

10.1†	Amendment #1, dated January 13, 2021, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 14, 2021

10.2#	Employment Agreement, dated January 13, 2021, by and between the Company and Ian Mortimer.	8-K	001-36687	10.2	January 14, 2021

10.3#	Employment Agreement, dated January 13, 2021, by and between the Company and Simon Pimstone.	8-K	001-36687	10.3	January 14, 2021

10.4#	Employment Agreement, dated January 13, 2021, by and between the Company and Sherry Aulin.	8-K	001-36687	10.4	January 14, 2021

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

†	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2021
XENON PHARMACEUTICALS INC.

	By:	/s/ Simon Pimstone
Simon Pimstone
Chief Executive Officer

Date: May 11, 2021
	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Financial Officer