Form 10-Q
period 2021-06-30
Xenon Pharmaceuticals Inc.
filed 2021-08-11
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the registrant had 41,124,184 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

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
•

We depend on our collaborative relationship with Neurocrine Biosciences, Inc., or Neurocrine Biosciences, to further develop and commercialize NBI-921352, and if our relationship is not successful or is terminated, we may not be able to effectively develop and/or commercialize NBI-921352, which could have a material adverse effect on our business;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$82,930	$45,009
Marketable securities	177,593	131,988
Accounts receivable	2,919	1,822
Prepaid expenses and other current assets	3,313	2,964
	266,755	181,783
Operating lease right-of-use asset, net (note 6)	3,086	3,326
Property, plant and equipment, net	4,326	3,554
Deferred tax assets (note 11)	544	523
Total assets	$274,711	$189,186

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	$11,198	$10,874
Deferred revenue (note 10)	3,025	3,642
Operating lease liability (note 6)	759	265
	14,982	14,781
Operating lease liability, long-term (note 6)	2,746	3,050
	$17,728	$17,831

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2020 - 1,016,000) (note 9)	$7,732	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 41,117,568 (December 31, 2020 - 35,012,125) (note 9)	499,351	397,748
Additional paid-in capital	67,255	45,357
Accumulated deficit	(316,365)	(278,492)
Accumulated other comprehensive loss	(990)	(990)
	$256,983	$171,355
Total liabilities and shareholders’ equity	$274,711	$189,186

Commitments and contingencies (note 12)
Subsequent event (note 13)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue (note 10)	$2,218	$13,384	$6,576	$20,462

Operating expenses:
Research and development	18,377	10,720	34,685	22,511
General and administrative	6,339	3,310	10,448	6,630
	24,716	14,030	45,133	29,141
Loss from operations	(22,498)	(646)	(38,557)	(8,679)
Other income (expense):
Interest income	55	912	127	2,028
Interest expense	—	(154)	—	(484)
Foreign exchange gain	117	662	272	424
Loss on repayment of term loan (note 8)	—	(988)	—	(988)
Loss before income taxes	(22,326)	(214)	(38,158)	(7,699)
Income tax recovery (note 11)	217	39	285	40
Net loss and comprehensive loss	(22,109)	(175)	(37,873)	(7,659)
Net loss attributable to preferred shareholders	(521)	(5)	(951)	(222)
Net loss attributable to common shareholders	$(21,588)	$(170)	$(36,922)	$(7,437)
Net loss per common share (note 4):
Basic and diluted	$(0.51)	$(0.00)	$(0.94)	$(0.22)
Weighted-average common shares outstanding (note 4):
Basic and diluted	43,106,207	34,979,282	40,473,413	34,084,508

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

The accompanying notes are an integral part of these financial statements

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	1,016,000	$7,732	35,012,125	$397,748	$45,357	$(278,492)	$(990)	$171,355
Net loss for the period						(15,764)		(15,764)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 9a and note 9c)			5,868,135	99,846	18,769			118,615
Stock-based compensation expense					1,965			1,965
Issued pursuant to exercise of stock options			82,455	740	(634)			106
Balance as of March 31, 2021	1,016,000	$7,732	40,962,715	$498,334	$65,457	$(294,256)	$(990)	$276,277
Net loss for the period						(22,109)		(22,109)
Stock-based compensation expense					2,704			2,704
Issued pursuant to exercise of stock options			154,853	1,017	(906)			111
Balance as of June 30, 2021	1,016,000	$7,732	41,117,568	$499,351	$67,255	$(316,365)	$(990)	$256,983
(1)

The accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(37,873)	$(7,659)
Items not involving cash:
Depreciation	427	271
Amortization of discount on term loan	—	216
Deferred income tax recovery	(21)	(52)
Stock-based compensation	4,669	2,487
Unrealized foreign exchange loss	11	23
Unrealized loss (gain) on marketable securities	92	(532)
Loss on repayment of term loan (note 8)	—	988
Changes in operating assets and liabilities:
Accounts receivable	(608)	(1,009)
Prepaid expenses and other current assets	(349)	225
Accounts payable and accrued expenses	484	(1,054)
Deferred revenue	(617)	(17,760)
Net cash used in operating activities	(33,785)	(23,856)

Investing activities:
Purchases of property, plant and equipment	(1,313)	(1,016)
Purchases of marketable securities	(122,279)	(146,773)
Proceeds from marketable securities	76,680	105,798
Net cash used in investing activities	(46,912)	(41,991)

Financing activities:
Repayment of term loan and repayment fees (note 8)	—	(16,743)
Proceeds from issuance of common shares and pre-funded warrants, net of issuance costs (note 9a)	118,615	102,456
Issuance of common shares pursuant to exercise of stock options	217	37
Net cash provided by financing activities	118,832	85,750
Effect of exchange rate changes on cash and cash equivalents	(214)	(459)
Increase in cash and cash equivalents	37,921	19,444
Cash and cash equivalents, beginning of period	45,009	24,755
Cash and cash equivalents, end of period	$82,930	$44,199

Supplemental disclosures:
Interest paid	$—	$339
Interest received	1,537	2,191
Cash paid for operating lease	412	311
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	1,324	876
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period	493	—

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

The Company has incurred significant operating losses since inception. As of June 30, 2021, the Company had an accumulated deficit of $316,365 and a $37,873 net loss for the six months ended June 30, 2021. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares and pre-funded warrants and debt financings.

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

The Company has one wholly-owned subsidiary as of June 30, 2021 Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2020 Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the policy described in note 3 below.
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

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes 1,016,000 Series 1 Preferred Shares as a separate class for the three and six months ended June 30, 2021 (2020 – 1,016,000). The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period.

The weighted average number of common shares used in the basic and diluted net income (loss) per common share calculations for the three and six months ended June 30, 2021 include the pre-funded warrants issued in connection with the Company’s March 2021 underwritten public offering (note 9c) as the pre-funded warrants are exercisable at any time for nominal cash consideration.

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

For the three and six months ended June 30, 2021 and 2020, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.
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

The Company has one operating lease for research laboratories and office space in Burnaby, British Columbia. In October 2020, the Company entered into a lease amendment for a 21–month committed term from October 1, 2020 to June 30, 2022 and a renewal option for a portion of the facility for a 5-year term that was reasonably certain of exercise was included in the determination of the right-of-use asset and lease liability.

The cost components of the operating lease were as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease Cost
Operating lease expense	$140	$151	$279	$260
Variable lease expense(1)	190	132	374	267
Lease Term and Discount Rate
Remaining lease term (years)	6.00	1.75	6.00	1.75
Discount rate	2.45%	3.75%	2.45%	3.75%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of June 30, 2021 were as follows:

Year ending December 31:
2021	$416
2022	713
2023	584
2024	584
2025 and thereafter	1,460
Total future minimum lease payments	$3,757
Less: imputed interest	(252)
Present value of lease liabilities	$3,505
7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020
Trade payables	$3,278	$3,041
Employee compensation, benefits, and related accruals	2,459	2,859
Consulting and contracted research	5,025	4,738
Professional fees	362	167
Other	74	69
Total	$11,198	$10,874
8.	Term loan:

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

In November 2019, the Company entered into an at-the-market equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) to sell common shares of the Company having aggregate gross proceeds of up to $50,000  from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents.   As of December 31, 2019, the Company had sold 805,643 common shares under the sales agreement for proceeds of approximately $10,729, net of commissions paid and transaction expenses. In January 2020, the Company sold an additional 2,446,687 common shares for proceeds of approximately $37,796, net of commissions and transaction expenses.

In January 2020, the Company entered into an underwriting agreement with Jefferies, Stifel and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares sold by the Company at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed in January 2020, and the Company received proceeds of $56,265, net of underwriting discounts, commissions and offering expenses. The underwriters exercised their option in full in February 2020 and the Company received additional proceeds of $8,395, net of underwriting discounts, commissions and offering expenses.

In August 2020, the Company entered into an at-the-market equity offering sales agreement with Jefferies and Stifel to sell common shares of the Company having aggregate gross proceeds of up to $100,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents. As of June 30, 2021, 733,000 common shares have been sold under the sales agreement for proceeds of approximately $10,693, net of commissions and transaction expenses.

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

BVF was a related party of the Company prior to the closing of the exchange agreement, and continues to be a related party as of June 30, 2021.

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

Since the Pre-Funded Warrants meet the condition for equity classification, proceeds from issuance of the Pre-Funded Warrants of $18,769, net of underwriting discounts, commissions and offering expenses, are recorded in additional paid-in capital. Upon exercise of the Pre-Funded Warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder will be recorded in common shares. As of June 30, 2021, no Pre-Funded Warrants have been exercised. Pre-funded warrants to purchase 1,081,081 common shares are not included in the number of issued and outstanding common shares as of June 30, 2021.

(d)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding, beginning of period	5,742,608	4,527,992	4,758,997	3,534,236
Granted	382,500	127,300	1,494,450	1,245,650
Exercised(1)	(222,331)	(54,716)	(344,734)	(153,042)
Forfeited, cancelled or expired	(131,726)	(5,144)	(137,662)	(31,412)
Outstanding, end of period	5,771,051	4,595,432	5,771,051	4,595,432
Exercisable, end of period	2,842,948	2,114,647	2,842,948	2,114,647

(1)

During the six months ended June 30, 2021, 58,179 (six months ended June 30, 2020 – 10,715) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 179,129 (six months ended June 30, 2020 – 85,660) common shares for the cashless exercise of 286,555 (six months ended June 30, 2020 – 142,327) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average risk-free interest rate	1.27%	0.48%	1.18%	0.77%
Expected volatility	69%	68%	68%	68%
Average expected term (in years)	7.09	6.86	6.67	6.75
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$12.14	$8.27	$12.67	$7.50

10.	Revenue:

Revenue was as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Neurocrine Biosciences:
Recognition of the transaction price	$617	$11,916	$617	$17,760
Research and development services	1,601	1,468	2,959	2,702
Flexion:
Milestone payments	—	—	3,000	—
Total collaboration revenue	$2,218	$13,384	$6,576	$20,462

(a)	Neurocrine Biosciences license and collaboration agreement:

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

During the three and six month periods ended June 30, 2021, the Company recognized $2,218 and $3,576 of revenue, respectively (three and six months ended June 30, 2020 – $13,384 and $20,462 respectively), which comprised of $1,601 and $2,959, respectively (three and six months ended June 30, 2020 – $1,468 and $2,702 respectively), for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for XEN901; and $617 and $617, respectively (three and six months ended June 30, 2020 – $393 and $475 respectively), for (v) development services under the Initial Development Program for the DTCs. During the three and six months ended June 30, 2020, the Company also recognized revenue of $11,523 and $17,285, respectively, associated with (i) the exclusive license to XEN901 and (ii) the exclusive license to the DTCs. As of June 30, 2021, there is $1,624 of accounts receivable and $3,025 of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as current on the balance sheet based on the period the services are expected to be delivered.

The Company has an option to co-fund 50% of the development costs of XEN901 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of June 30, 2021.

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

During the six months ended June 30, 2021, the U.S. Food and Drug Administration cleared the first investigational new drug application for FX301 and Flexion initiated a Phase 1b clinical trial, resulting in milestone payments of $1,000 and $2,000 paid to the Company, respectively. Pursuant to terms of the agreement, the Company will also be eligible for a development milestone payment of $5,000 upon initiation of a Phase 2 proof-of-concept clinical trial. Following successful proof-of-concept, the Company may be entitled to future clinical development and global regulatory approval milestone payments of up to $40,750, commercial milestone payments of up to $75,000, as well as future royalties ranging from mid-single to low-double digit percentages. These additional amounts will be recognized as determinable.
11.	Income taxes:

Income tax recovery for the three and six months ended June 30, 2021 and 2020 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States. Deferred income tax assets recorded on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 resulted from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.

12.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services, under which the Company has committed to using Medpace non-exclusively for clinical development services over the five-year term of the agreement which ended in August 2020. The Company has committed to $7,000 of services over the term of the agreement of which $3,595 of services have been received and $3,405 remains committed as of June 30, 2021. As the Company did not meet the commitment to retain Medpace for $7,000 of services prior to August 2020, the Company is required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7,000 commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If the Company decides not to retain Medpace for the provision of clinical development services, the Company may satisfy its obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion. The Company intends to continue to utilize Medpace for clinical development work where suitable in order to fulfill the remaining commitment; therefore, no liability has been recognized as of June 30, 2021 with respect to the unsatisfied portion under the priority access agreement.

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
13.	Subsequent event:

On August 6, 2021, the Company and Genentech and its affiliate, F. Hoffman-La Roche Ltd., entered into a termination agreement terminating by mutual agreement the collaborative research and license agreement dated December 22, 2011, as amended. Pursuant to the terms of the termination agreement, Genentech has returned, licensed or assigned to the Company certain intellectual property, including certain patent rights and materials related to Nav1.7 and products incorporating such compounds for all uses. Notwithstanding such termination, the Company remains subject to a low single-digit percentage, tiered royalty on the net sales of the Company’s Nav1.6 compounds, including XEN901, now known as NBI-921352, for a period of ten years from first commercial sale on a country-by-country basis. In accordance with the license and collaboration agreement with Neurocrine Biosciences, the Company remains solely responsible for all payments to Genentech with respect to certain Nav1.6 compounds, including NBI-921352, licensed to Neurocrine Biosciences. In addition, the Company and Genentech agreed to waive the Company's entitlement to receive future potential milestone payments of up to $1,500 under a separate agreement with Genentech for pain genetics dated March 19, 2014, which expired in March 2018, following the receipt of Genentech’s confirmation that Genentech has stopped all activities under that program. Other than as described above, the Company has no further financial obligations to make potential payments to Genentech with respect to the termination agreement and no financial entitlement to receive future potential payments from Genentech with respect to either agreement.

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

Proprietary Programs

•

XEN1101 is a differentiated Kv7 potassium channel modulator being developed for the treatment of epilepsy and potentially other neurological disorders. Designed as a randomized, double-blind, placebo-controlled, multicenter study, our “X-TOLE” study is an ongoing Phase 2b clinical trial to evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 300 adult patients with focal epilepsy. The primary endpoint is the percent change in monthly focal seizure frequency from baseline compared to treatment period of active versus placebo. Based on the completion in late June of the randomization of 326 patients, we anticipate topline results from the Phase 2b X-TOLE clinical trial in late September to mid-October 2021. On July 12, 2021, we hosted a KOL webinar focused on XEN1101 and the adult focal epilepsy landscape. As part of a strategy to continue to expand the intellectual property protecting XEN1101, we recently obtained allowance of a U.S. patent application with claims directed to four distinct crystalline forms of XEN1101, pharmaceutical compositions comprising the same, and methods of preparing and using the same. Any patent issuing from this allowed application is expected to expire in Q4 2040.

•

We also continue to evaluate opportunities to develop XEN1101 in neurological indications outside of epilepsy that could be well suited to its unique mechanism of action. We are collaborating with the Icahn School of Medicine at Mount Sinai to facilitate an investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled clinical trial of XEN1101 for the treatment of major depressive disorder, or MDD, and anhedonia, which is expected to be initiated in the coming months. In parallel, we are planning a company-sponsored clinical study in MDD supported by promising pre-clinical data with XEN1101 and clinical data generated from both an open-label study and a randomized, placebo-controlled clinical trial that explored the targeting of KCNQ channels as a treatment for MDD using ezogabine.

•

XEN496, a Kv7 potassium channel modulator, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. We received Fast Track designation and Orphan Drug Designation, or ODD, for XEN496 for the treatment of seizures associated with KCNQ2-DEE from the U.S. Food and Drug Administration, or FDA, as well as orphan medicinal product designation from the European Commission. A Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called the “EPIK” study, is underway to evaluate the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than 6 years with KCNQ2-DEE.

•

XEN007 (active ingredient flunarizine) is a CNS-acting Cav2.1 and T-type calcium channel modulator that is being studied in treatment-resistant absence seizures and potentially other neurological disorders. Recently, the FDA granted ODD and rare pediatric disease, or RPD, designation for the treatment of childhood absence epilepsy, or CAE, with XEN007. The FDA grants the RPD designation for serious or life-threatening diseases that primarily affect children 18 years old or younger and affect fewer than 200,000 people nationwide. An investigator-led Phase 2 proof-of-concept study is ongoing to examine the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant absence seizures, including CAE and juvenile absence epilepsy, or JAE. A presentation of promising interim data collected from a small number of patients was presented at the virtual annual meeting of the American Epilepsy Society in December 2020. The lead investigator has expanded the study to include an additional site, which is currently screening patients, and is also evaluating the addition of other sites. Additional results from a larger data set are anticipated by the end of this year, which will inform our decision regarding the future development of XEN007.

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

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the six months ended June 30, 2021 and 2020, we recognized revenue of $6.6 million and $20.5 million, respectively, in connection with our agreements with Neurocrine Biosciences and Flexion. We had a net loss of $37.9 million for the six months ended June 30, 2021 and an accumulated deficit of $316.4 million as of June 30, 2021, from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Neurocrine Biosciences:
Recognition of the transaction price	$617	$11,916	$617	$17,760
Research and development services	1,601	1,468	2,959	2,702
Flexion:
Milestone payments	—	—	3,000	—
Total collaboration revenue	$2,218	$13,384	$6,576	$20,462

Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment and variable consideration which is probable that a significant reversal of the cumulative revenue recognized will not occur, is the transaction price of the arrangement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to NBI-921352 with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs.  In the three and six months ended June 30, 2021, we recognized $0.6 million and $0.6 million, respectively, of the transaction price allocated to performance obligations (i), (ii) and (iii), compared to $11.9 million and $17.8 million, respectively, for the three and six months ended June 30, 2020. Performance obligations (i) and (ii) were completed as of December 31, 2020. Performance obligation (iii) is expected to be completed by Q1 2022. Research and development services are recognized into revenue at fair market value as the services are rendered.

In the six months ended June 30, 2021, we recognized revenue of $3.0 million in connection with our agreement with Flexion for the global rights to develop and commercialize FX301 which included a $1.0 million milestone for the clearance of an IND by the FDA and a $2.0 million milestone for the initiation of a Phase 1b clinical trial. No revenue was recognized for the three and six months ended June 30, 2020 in connection with our agreement with Flexion.

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

As of June 30, 2021, there is $3.0 million remaining in deferred revenue from the upfront payments received under our license and collaboration agreement with Neurocrine Biosciences.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$18,377	$10,720	$34,685	$22,511
General and administrative	6,339	3,310	10,448	6,630
Total operating expenses	$24,716	$14,030	$45,133	$29,141

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 1, 2021. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the three and six months ended June 30, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2021 vs. 2020	Six Months Ended June 30,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Revenue	$2,218	$13,384	$(11,166)	$6,576	$20,462	$(13,886)
Research and development expenses	18,377	10,720	7,657	34,685	22,511	12,174
General and administrative expenses	6,339	3,310	3,029	10,448	6,630	3,818
Other:
Interest income	55	912	(857)	127	2,028	(1,901)
Interest expense	—	(154)	154	—	(484)	484
Foreign exchange gain	117	662	(545)	272	424	(152)
Loss on repayment of term loan	—	(988)	988	—	(988)	988
Loss before income taxes	$(22,326)	$(214)	$(22,112)	$(38,158)	$(7,699)	$(30,459)

Revenue

Revenue decreased by $11.2 million and $13.9 million in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively. Revenue for the three and six months ended June 30, 2021 related to recognition of $0.6 million and $0.6 million, respectively, of deferred revenue as well as $1.6 million and $3.0 million, respectively, for research and development services under our license and collaboration agreement with Neurocrine Biosciences, as compared to recognition of $11.9 million and $17.8 million, respectively, of deferred revenue and $1.5 million and $2.7 million, respectively, for research and development services in the comparative period. Revenue for the six months ended June 30, 2021 also included $3.0 million in milestone revenue recognized in connection with our agreement with Flexion, whereas no revenue was recognized in connection with this agreement for the six months ended June 30, 2020.

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2021 vs. 2020	Six Months Ended June 30,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
XEN1101	$8,533	$5,304	$3,229	$15,002	$10,545	$4,457
XEN496	4,237	1,889	2,348	9,914	4,556	5,358
NBI-921352	377	549	(172)	733	1,263	(530)
Pre-clinical, discovery and other programs	5,230	2,978	2,252	9,036	6,147	2,889
Total research and development	$18,377	$10,720	$7,657	$34,685	$22,511	$12,174

Research and development expenses increased by $7.7 million and $12.2 million in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively. The increases were primarily attributable to increased spending on our clinical development product candidates XEN1101 and XEN496, and, to a lesser extent, increased spending on our pre-clinical, discovery and other internal programs. This was partially offset by decreased spending on NBI-921352 as we performed less clinical development activities on behalf of Neurocrine Biosciences in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020; certain costs related to NBI-921352 development activities have been incurred by us and Neurocrine Biosciences reimburses us for development services we incur at fair market value.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2021 vs. 2020	Six Months Ended June 30,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
General and administrative	$6,339	$3,310	$3,029	$10,448	$6,630	$3,818

General and administrative expenses increased by $3.0 million and $3.8 million in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively. The increases were primarily attributable to increased stock-based compensation expense due to an increase in the number of options granted at a higher fair value, increased legal fees for intellectual property protection, and higher salaries and benefits due to increased headcount to support our expanding research and development activities.

Other Income

The following table summarizes our other income for the three and six months ended June 30, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2021 vs. 2020	Six Months Ended June 30,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Other income	$172	$432	$(260)	$399	$980	$(581)

Other income decreased by $0.3 million and $0.6 million in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2021, the decrease was primarily attributable to lower interest income due to a decrease in market yields on investments and lower foreign exchange gains due to a decrease in cash and cash equivalents and marketable securities denominated in Canadian dollars. This was partially offset by a one-time loss on the repayment of our term loan with Silicon Valley Bank of $1.0 million in the same period in 2020.

For the six months ended June 30, 2021, the decrease was primarily attributable to lower interest income due to a decrease in market yields on investments, partially offset by decrease in interest expense and a one-time loss on the repayment of our term loan with Silicon Valley Bank of $1.0 million and in the same period in 2020.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares and pre-funded warrants, and debt financing. As of June 30, 2021, we had cash and cash equivalents and marketable securities of $260.5 million.

We have incurred significant operating losses since inception. We had a $37.9 million net loss for the six months ended June 30, 2021 and an accumulated deficit of $316.4 million from inception through June 30, 2021. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates, including under our collaboration agreements; change or add manufacturers or suppliers and manufacture drug supply and drug products for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our product acquisition and in-license agreements, including, without limitation, payments to the Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc., and other third parties; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; establish a sales, marketing and distribution infrastructure to commercialize any products for which we or one of our collaborators may obtain marketing approval, and maintain commercial rights; create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, in March 2021 we entered into an underwriting agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, relating to an underwritten public offering of 5,153,135 common shares, including 810,810 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses. In August 2020, we entered into an at-the-market equity offering sales agreement with Jefferies and Stifel, to sell our common shares having aggregate sales proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel are acting as sales agents. As of June 30, 2021, we had sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions paid and transaction expenses. In addition, in January 2020, we entered into an underwriting agreement with Jefferies, Stifel, and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed in January 2020 and the underwriters’ option was exercised in full in February 2020. We issued an aggregate of 4,312,500 common shares and raised total proceeds of $64.7 million, net of underwriting discounts, commissions and offering expenses. Further, in November 2019, we entered into an at-the-market equity offering sales agreement with Jefferies and Stifel, to sell our common shares having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agent. As of January 2020, we had sold an aggregate of 3,252,330 common shares for proceeds of $48.5 million, net of commissions paid and transaction expenses.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(33,785)	$(23,856)
Net cash used in investing activities	(46,912)	(41,991)
Net cash provided by financing activities	118,832	85,750

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities totaled $33.8 million, compared to $23.9 million for the same period in 2020. The increase in cash used in operating activities was primarily related to higher expenditures for the clinical development of our proprietary product candidates and lower interest income for the six months ended June 30, 2021 as compared to the same period in 2020, partially offset by $3.0 million in milestone revenue recognized in connection with our agreement with Flexion and changes in operating assets and liabilities primarily attributable to the timing of payments for accrued clinical trial costs and accrued expenses in the normal course of business.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities totaled $46.9 million, compared to $42.0 million for the same period in 2020. The change in cash used in investing activities was driven primarily by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities totaled $118.8 million, compared to $85.8 million for the same period in 2020. The increase in cash provided by financing activities was primarily related to net proceeds of $118.6 million from the issuance of common shares and pre-funded warrants during the six months ended June 30, 2021 as compared to $102.5 million from the issuance of common shares, partially offset by repayment of the term loan, for the same period in 2020.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2020 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 1, 2021.

As of June 30, 2021, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

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

Outstanding Share Data

As of August 9, 2021, we had 41,124,184 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 1,081,081 common shares, outstanding stock options to purchase an additional 5,757,599 common shares and an outstanding warrant to purchase an additional 40,000 common shares. In addition, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 10b to our consolidated financial statements included in Part I, Item 1 of this report.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had a net loss of $37.9 million for the six months ended June 30, 2021 and an accumulated deficit of $316.4 million as of June 30, 2021, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the six months ended June 30, 2021, we incurred $34.7 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in November 2019, we entered into the November 2019 sales agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell up to $50.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agents. As of January 2020, we had sold an aggregate of 3,252,330 common shares for proceeds of $48.5 million, net of commissions paid and transaction expenses. In January 2020, we completed an underwritten public offering of 3,750,000 of our common shares at a public offering price of $16.00 per share for proceeds of $56.3 million, net of underwriting discounts, commissions and offering expenses. In February 2020, the underwriters of the January 2020 public offering exercised their option to purchase an additional 562,500 of our common shares at a public offering price of $16.00 per share, raising additional proceeds of $8.4 million, net of underwriting discounts, commissions and offering expenses. Further, in August 2020, we entered into the August 2020 sales agreement with Jefferies and Stifel to sell up to $100.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel are acting as sales agents. As of June 30, 2021, we had sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions paid and transaction expenses. In March 2021, we completed an underwritten public offering of 5,135,135 of our common shares, including 810,810 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses.

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

As of June 30, 2021, approximately 5% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

For example, if more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamate, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel, cannabidiol, eslicarbazepine acetate, gabapentin and fenfluramine. The FDA has not yet approved any drug products specifically for KCNQ2 developmental and epileptic encephalopathy (otherwise known as KCNQ2-DEE or EIEE7) or for SCN8A developmental and epileptic encephalopathy (otherwise known as SCN8A-DEE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. There are other ASMs in clinical development that could potentially compete with our products, including products in development from Angelini Pharma, Eisai Co., Ltd., Jazz Pharmaceuticals plc, Knopp Biosciences LLC, Longboard Pharmaceuticals Inc, Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Ovid Therapeutics Inc., Praxis Precision Medicines, Inc., Sage Therapeutics, SK Life Science Inc., Stoke Therapeutics Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., UCB, Inc., Upsher-Smith Laboratories, Inc., Zogenix Inc., and Zynerba Pharmaceuticals, Inc.

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

We have built a product development pipeline by identifying product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies. To date, our internal discovery efforts have yielded multiple development candidates, including XEN901, which we licensed to Neurocrine Biosciences and is now known as NBI-921352, and XEN402, which has been acquired by Flexion Therapeutics, Inc., or Flexion, to use in its product candidate FX301. Both our internal discovery efforts and our assessment of potential acquisition or in-licensing opportunities require substantial technical, financial and human resources, regardless of whether we identify any viable product candidates.

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

We could experience difficulties attracting and retaining qualified employees as competition for qualified personnel in the biotechnology and pharmaceutical field is intense. We are highly dependent upon our senior management, particularly Mr. Ian Mortimer, our President and Chief Executive Officer , as well as other employees. The loss of services of one or more of our members of senior management could materially delay or even prevent the successful development of our product candidates.

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

To meet business objectives, we rely on both internal information technology systems and networks, and those of third parties and their vendors and contractors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war, or natural disasters could interrupt our internal or partner operations. We are increasingly dependent upon our technology systems to operate our business with a growing remote workforce and our ability to effectively manage our business depends on the security, reliability and adequacy of our or our third-party contractors’ or vendors’ technology systems and data. A breakdown, invasion, corruption, destruction or breach of our or our third-party contractors’ or vendors’ technology systems, including cloud technologies, and/or unauthorized access to our data and information and cyberattacks such as phishing, social engineering, ransomware and other malware attacks could subject us to liability and increased costs or negatively impact the operation of our business. In addition, the loss of or alteration or other damage to pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. To the extent that any disruption or cybersecurity breach was to result in a loss of or alteration or other damage to our data, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability and other remediation costs, could suffer harm to our reputation and the development of our product candidates could be delayed.

To date, we have not experienced any material impact to our business, financial position or operations resulting from information security incidents or cyberattacks such as phishing, social engineering, ransomware or malware attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted in the future. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Moreover, the prevalent use of mobile devices that access confidential information and ability to work remotely increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. These risks may be heightened due to the increasing number of our and our vendors’ and contractors’ personnel working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures and, to date, have not detected a cybersecurity breach of our systems nor experienced a material system failure, our computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, third-party contract research organizations, or CROs, or other contractors, vendors, consultants, directors and partners remain potentially vulnerable to these events.

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

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 2b XEN1101 (X-TOLE) clinical trial, which includes investigative sites in North America and Europe, and our Phase 3 XEN496 (EPIK) clinical trial, which includes investigative sites in North America and Australia, and is expected to include sites in Europe and Asia. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our X-TOLE trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact ongoing or future clinical trials. Our EPIK trial is dependent upon our ability to initiate clinical sites and enroll patients despite the ongoing COVID-19 pandemic.

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

In addition, because there may be approved treatments for some of the diseases or disorders for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate in clinical trials that the product candidates we develop to treat those diseases or disorders are not only safe and effective, but may need to be compared to existing products, which may make it more difficult for our product candidates to receive regulatory approval or adequate reimbursement.

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

Clinical trials can be halted or delayed for a variety of reasons, including those related to:

•	side effects or adverse events in study participants presenting an unacceptable safety risk;
•	inability to reach agreement with prospective CROs and clinical trial sites, or the breach of such agreements;
•	failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements, including good clinical practices, or GCPs;
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

•	inability to enroll sufficient patients to complete a protocol, particularly in orphan diseases or disorders;
•	difficulty in having patients complete a trial, adhere to the trial protocol, or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	problems with investigational medicinal product storage, stability and distribution;
•	our inability to add new or additional clinical trial sites;
•	our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our pre-clinical studies and clinical trials;
•	unforeseen disruptions, caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

These risks and uncertainties could impact any of our or our collaborators’ clinical programs and any of the clinical, regulatory or operational events described above could change our or our collaborators’ planned clinical and regulatory activities. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our X-TOLE trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact other trials in the future. In addition, due to the impact of the COVID-19 pandemic, we have experienced an impact on the initiation of clinical sites in our EPIK trial which includes investigative sites in North America and Australia, and is expected to include clinical sites in Europe and Asia. COVID-19 may continue to impact the enrollment of patients in our XEN496 EPIK clinical trial.

The results of any Phase 3 or other pivotal clinical trial, including without limitation our EPIK trial, may not be adequate to support marketing approval. These clinical trials are lengthy and, with respect to non-orphan indications, usually involve many hundreds to thousands of patients. With respect to orphan indications like KCNQ2-DEE, SCN8A-DEE or childhood or juvenile absence epilepsy, or CAE or JAE, clinical trials can also be lengthy due to the challenge of identifying and recruiting patients. In addition, if the FDA, EMA, Health Canada or another regulator disagrees with our or our collaborators’ choice of the key testing criterion, or primary endpoint, the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA, Health Canada or other regulators also may require additional clinical trials as a condition for approving any of these product candidates.

We or our collaborators could also encounter delays if a clinical trial is suspended or terminated by us, by our collaborators, by the IRBs of the institutions in which such trial is being conducted, by any Data Safety Monitoring Board for such trial, or by the FDA, EMA, Health Canada or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, Health Canada or other regulatory authorities resulting in the imposition of a clinical hold, product candidate manufacturing problems, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, delays can occur due to safety concerns arising from trials or other clinical data regarding another company’s product candidate in the same compound class as one of ours.

Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes or to include additional objectives that could yield important scientific information critical to our overall development strategy. The protocol amendment process often requires review and approval by several review bodies, including regulatory agencies and scientific, regulatory and ethics boards and IRBs which may affect timely completion of a clinical trial. Further, these protocol amendments may not be accepted by the review bodies in the form submitted, or at all, which may impact costs, timing or successful completion of a clinical trial.

We may also be required to develop and implement additional clinical trial policies and procedures designed to support remote clinical trial activities which have and are expected to continue to increase the cost and complexity of our clinical trials. Since March 2020, the FDA, EMA and Health Canada have issued various guidance documents and related guidance updates describing a number of considerations for sponsors conducting clinical trials during the COVID-19 pandemic. FDA has also issued COVID-19 related guidance addressing resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency, among others. In view of the spread of the COVID-19 variants, FDA and other regulatory authorities may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of one of our product candidates, the commercial prospects of the product candidate may be harmed, the period during which we may have the exclusive right to commercialize our products under patent protection could be shortened, and our or our collaborators’ ability to commence product sales and generate product revenue from the product will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our or our collaborators’ product candidates.

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

Our and our collaborators’ clinical product candidates, which include XEN1101, XEN496, XEN007, NBI-921352 (being developed by our collaborator Neurocrine Biosciences), and FX301 (being developed by Flexion), along with product candidates we expect to enter clinical development which include our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. Negative or inconclusive results from our or our collaborators’ clinical trials could lead to a decision or requirement to conduct additional pre-clinical testing or clinical trials or result in a decision to terminate the continued development of a product candidate. For example, we currently anticipate releasing topline data from our X-TOLE Phase 2b clinical trial of XEN1101 in adult patients with focal epilepsy in late September to mid-October 2021. If these topline data fail to meet the trial endpoints or are otherwise inconclusive, we may cease development of XEN1101 as a treatment for adult patients with focal epilepsy or potentially abandon development of XEN1101 entirely. Even if the data from our X-TOLE Phase 2b clinical trial are positive, there can be no assurance that we will be able to successfully advance development of this product candidate into later stage clinical trials or obtain regulatory approval of XEN1101. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

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

We or our collaborators may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete clinical studies in a timely manner, or at all. Patient enrollment for clinical trials for ultra-orphan, orphan and niche indications and for more prevalent conditions is affected by factors including:

•	severity of the disease or disorder under investigation;

•	design of the study protocol;
•	size of the patient population and geographic dispersion;
•	identification of patients;
•	eligibility criteria for the study in question;
•	perceived risks and benefits of the product candidate under study;
•	proximity and availability of clinical study sites for prospective patients;
•	availability of competing therapies and clinical studies;
•	efforts to facilitate timely enrollment in clinical studies; and
•	patient referral practices of physicians.

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE, other early infantile epileptic encephalopathies, as well as potential orphan indications for the future development of XEN007 including alternating hemiplegia of childhood, or AHC, hemiplegic migraine, or HM, CAE and JAE, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our or our collaborators’ clinical trials. This means that we or our collaborators will generally have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we or our collaborators’ experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether. Even if we or our collaborators’ are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our or our collaborators’ product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. XEN007, a drug we are evaluating for potential development in CAE, JAE, HM, or AHC, has received orphan drug designation from the FDA for CAE, HM and AHC. We have also received orphan drug designation from the FDA and orphan medicinal product designation was granted by the European Commission to XEN496 as a treatment of KCNQ2-DEE. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position. Further, not all jurisdictions, such as Canada, have orphan drug designations. Neither orphan drug designation, nor rare pediatric disease, or RPD, designation gives the drug any advantage in the regulatory review or approval process other than potential fee reductions, and in the case of RPD, priority review vouchers.

Although the FDA has granted RPD designation to XEN007 for the treatment of CAE and AHC and RPD designation to NBI-921352 for the treatment of SCN8A-DEE, we may not be able to realize any value from such designation.

Our product candidate XEN007 has received RPD designation from the FDA for the treatment of CAE and AHC and NBI-921352, being developed by our collaborator Neurocrine Biosciences, has received RPD designation for the treatment of SCN8A-DEE. The FDA defines a "rare pediatric disease" as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's RPD priority review voucher program, upon the approval of a new drug application, NDA, or a biologics license application, BLA, for the treatment of an RPD, the sponsor of such application would be eligible for a priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance we or Neurocrine Biosciences will receive a RPD priority review voucher or that use of the priority review voucher will result in a faster review or approval for a subsequent marketing application. It is possible that even if we or Neurocrine Biosciences obtain approval for XEN007 in CAE or AHC or NBI-921352 in SCN8A-DEE, respectively, and qualify for such a priority review voucher, the program may no longer be in effect at the time of approval of either of these product candidates. Also, although priority review vouchers may be freely sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a priority review voucher to a third party. In addition, as part of the Coronavirus Response and Relief Supplemental Consolidated Appropriations Act of 2021, Congress extended FDA authorization to operate the RPD Priority Review Voucher Program through fiscal year 2024. RPD Designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

Results of pre-clinical studies and/or earlier clinical trials may not be predictive of the results of later-stage clinical trials and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, Health Canada or foreign regulatory authorities.

The results of pre-clinical studies, either generated by us, such as for XEN901 (which we licensed to Neurocrine Biosciences and is now known as NBI-921352) or XEN402 (which was acquired by Flexion for use in its product candidate FX301), by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, such as for XEN1101, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases or disorders under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases or disorders for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, NBI-921352 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical models may not be predictive of clinical efficacy due to its novel molecular mechanism.

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

Some of our product candidates focus on treatments for rare and ultra-rare disorders.  Given the small number of patients who have some of the disorders that we are targeting, our profitability and growth depend on successfully identifying patients with these rare and ultra-rare disorders.  Currently, most reported estimates of the prevalence of these disorders are based on studies of small subsets of the population in specific geographic areas, which are then extrapolated to estimate the prevalence of the disorders in the U.S. or elsewhere. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on our internal estimates.  These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect.  Further, new studies may change the estimated incidence or prevalence of these disorders, and, as a result, the number of patients with these disorders may turn out to be lower than expected.

Our effort to identify patients with diseases or disorders we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible.  Additionally, the potentially addressable patient population for some of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.  Finally, even if we obtain significant market share for our product candidates focused on treatments for rare and ultra-rare disorders, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

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

Some of our and our collaborators’ target patient populations in orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE, CAE and JAE. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the pricing, coverage and reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement pricing, coverage and reimbursement strategies for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the PPACA. For example, various portions of the PPACA have been the subject of legal and constitutional challenges, including legal proceedings in the Fifth Circuit Court of Appeals. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA, our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In most foreign countries, particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. As of July 2021, Canada is in the midst of implementing new drug pricing regulations and additional pricing guidance that will affect the price at which patented medicines can be sold.

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

We have no control over the resources, time and effort that our collaborators may devote to our programs and limited access to information regarding or resulting from such programs. We are dependent on our collaborators, including Neurocrine Biosciences and Flexion, to fund and conduct the research and any clinical development of product candidates under our agreements with each of them, and for the successful regulatory approval, marketing and commercialization of one or more of such products or product candidates. Such success will be subject to significant uncertainty.

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
•

Neurocrine Biosciences’ failure to collect all data required by FDA or any other regulatory authority to support an Investigational New Drug application, or IND, or equivalent, or any amendments thereof, address any deficiencies or compliance issues raised by FDA or any other regulatory authority, or comply with all regulatory requirements in order to advance clinical development of NBI-921352 to approval;

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

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. For example, XEN007 is currently being evaluated under a physician-led, multi-center, Phase 2 proof-of-concept study as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant absence epilepsy, including CAE and JAE. In addition, we expect to initiate in the coming months, a Phase 2 proof-of-concept clinical trial examining XEN1101 in major depressive disorder and anhedonia in partnership with academic collaborators at the Icahn School of Medicine at Mount Sinai.

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

Our commercial success will depend, in large part, on our ability to obtain and maintain patent, trademark and trade secret protection of our product candidates, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. We evaluate our global patent portfolio in the ordinary course of business to enhance patent protection in areas of our strategic focus and in key markets for our potential products and may abandon existing patents or patent applications related to terminated development programs, areas, or markets of low strategic importance. For example, as of June 30, 2021, we owned two issued U.S. patents directed to XEN1101 and certain related compounds and methods of using the same for the treatment of seizure disorders which are expected to expire between 2028 and 2029 (absent any extensions of term). We recently obtained allowance of a U.S. patent application with claims directed to four distinct crystalline forms of XEN1101, pharmaceutical compositions comprising the same, and methods of preparing and using the same.  Any patent issuing from this allowed application is expected to expire in Q4 2040 (absent any patent term extension).  In July 2021, we also filed a U.S continuation of this allowed patent application.  In addition, we have three pending U.S. non-provisional patent applications directed to (1) methods of enhancing the bioavailability of XEN1101 by oral administration with, or in temporal proximity to, consuming food; (2) methods of using XEN1101 for the treatment of depressive disorders; and (3) methods of using XEN1101 for the treatment of pain disorders.  While there is no guarantee that patents will issue from these three pending U.S. patent applications, any patents that that may issue are expected to expire between 2039 and 2040 (absent any patent term adjustments or extensions).  While we believe that these allowed and pending patent applications may provide us with additional intellectual property protection for XEN1101, we cannot be certain that such protection will be sufficient or that competitors will not challenge the scope, validity or enforceability of such patents.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees, sublicensees, licensors or other collaborators. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently the rights relating to the patent portfolio for XEN901 (now known as NBI-921352), other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors are exclusively licensed to Neurocrine Biosciences and the rights to the patent portfolio for XEN402 (which was acquired by Flexion for use in its product candidate FX301) were sold to Flexion.

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

If Neurocrine Biosciences, Flexion or other collaborators license or otherwise acquire rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be legally developed or commercialized in a country without the third-party intellectual property right or, where it is decided that it would be useful to acquire such third-party right to develop or commercialize the product, they are eligible under our collaboration agreements to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

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

The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the U.S. There have been recent changes regarding how patent laws are interpreted, and both the USPTO and Congress have recently made significant changes to the patent system. There have been U.S. Supreme Court decisions that now show a trend of the Supreme Court which is distinctly negative on some patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents, the costs to prosecute our patent applications and enforce our patents and/or the patents and applications of our collaborators. The patent situation in these fields outside the U.S. also has uncertainties. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents.

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

Effective December 31, 2021, we will be a large accelerated filer and no longer qualify as a smaller reporting company, which will increase our costs and demands on management.

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2021, we will become a large accelerated filer as of December 31, 2021 and therefore no longer qualify as a “smaller reporting company” as defined under the Exchange Act. Our ability to rely on the reduced disclosure requirements available to smaller reporting companies will cease after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021, including those portions of our definitive proxy statement relating to our 2022 annual meeting of shareholders that will be incorporated by reference into Part III of the Annual Report on Form 10-K.

As a smaller reporting company, we have had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

As a non-accelerated filer and smaller reporting company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we become a large accelerated filer.

When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404 in preparation for and once we are a large accelerated filer. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Implementing any appropriate changes to our internal control over financial reporting may require specific compliance training for our directors, officers and employees and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

Future sales and issuances of our common shares, preferred shares, or rights to purchase common shares, including warrants or pursuant to our equity incentive plans, could cause shareholders to incur dilution and could cause the market price of our common shares to fall.

As of June 30, 2021, stock options to purchase 5,771,051 of our common shares with a weighted-average exercise price of $12.04 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion, and pre-funded warrants to purchase 1,081,081 of our common shares with an exercise price of $0.0001 per share. The exercise of any of these stock options or warrants or conversion of the remaining Series 1 Preferred Shares would result in dilution to current common shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, pre-funded warrants, or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Item 5. Other Information

On August 6, 2021, we entered into a termination agreement with Genentech and its affiliate, F. Hoffman-La Roche Ltd., terminating by mutual agreement the collaborative research and license agreement dated December 22, 2011, as amended. Pursuant to the terms of the termination agreement, Genentech has returned, licensed or assigned to us certain intellectual property, including certain patent rights and materials related to Nav1.7 and products incorporating such compounds for all uses. Notwithstanding such termination, we remain subject to a low single-digit percentage, tiered royalty on the net sales of our Nav1.6 compounds, including XEN901, now known as NBI-921352, for a period of ten years from first commercial sale on a country-by-country basis, but the development and commercialization restrictions in epilepsy for compounds below a certain potency on Nav1.7 and in pain regardless of Nav1.7 potency have been lifted. In accordance with the license and collaboration agreement with Neurocrine Biosciences, we remain solely responsible for all payments to Genentech with respect to certain Nav1.6 compounds, including NBI-921352, licensed to Neurocrine Biosciences. In addition, we and Genentech agreed to waive our entitlement to receive future potential milestone payments of up to $1.5 million under a separate agreement with Genentech for pain genetics dated March 19, 2014, which expired in March 2018, following the receipt of Genentech’s confirmation that Genentech has stopped all activities under that program. Other than as described above, we have no further financial obligations to make potential payments to Genentech with respect to the termination agreement and no financial entitlement to receive future potential payments from Genentech with respect to either agreement.

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1	Termination Agreement, dated August 6, 2021, by and among Xenon Pharmaceuticals Inc., Genentech, Inc. and F. Hoffmann-La Roche Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 11, 2021
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: August 11, 2021
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer