Form 10-Q
period 2021-09-30
Xenon Pharmaceuticals Inc.
filed 2021-11-10
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 51,589,279 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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
•

We depend on our collaborative relationship with Neurocrine Biosciences Inc., or Neurocrine Biosciences, to further develop and commercialize NBI-921352, and if our relationship is not successful or is terminated, we may not be able to effectively develop and/or commercialize NBI-921352, which could have a material adverse effect on our business;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$87,809	$45,009
Marketable securities	161,816	131,988
Accounts receivable	3,235	1,822
Prepaid expenses and other current assets	3,454	2,964
	256,314	181,783
Operating lease right-of-use asset, net (note 6)	2,967	3,326
Property, plant and equipment, net	4,261	3,554
Deferred tax assets (note 11)	811	523
Total assets	$264,353	$189,186

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	$9,968	$10,874
Deferred revenue (note 10)	2,202	3,642
Operating lease liability (note 6)	686	265
	12,856	14,781
Operating lease liability, long-term (note 6)	2,558	3,050
	$15,414	$17,831

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2020 - 1,016,000) (note 9)	$7,732	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 41,412,875 (December 31, 2020 - 35,012,125) (note 9)	504,386	397,748
Additional paid-in capital	69,621	45,357
Accumulated deficit	(331,810)	(278,492)
Accumulated other comprehensive loss	(990)	(990)
	$248,939	$171,355
Total liabilities and shareholders’ equity	$264,353	$189,186

Commitments and contingencies (note 12)
Subsequent event (note 13)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue (note 10)	$8,124	$6,554	$14,700	$27,016

Operating expenses:
Research and development	18,891	13,045	53,576	35,556
General and administrative	4,831	3,208	15,279	9,838
	23,722	16,253	68,855	45,394
Loss from operations	(15,598)	(9,699)	(54,155)	(18,378)
Other income (expense):
Interest income	76	166	203	2,194
Interest expense	—	—	—	(484)
Foreign exchange gain (loss)	(128)	475	144	899
Loss on repayment of term loan (note 8)	—	—	—	(988)
Loss before income taxes	(15,650)	(9,058)	(53,808)	(16,757)
Income tax recovery (note 11)	205	203	490	243
Net loss and comprehensive loss	(15,445)	(8,855)	(53,318)	(16,514)
Net loss attributable to preferred shareholders	(362)	(250)	(1,308)	(474)
Net loss attributable to common shareholders	$(15,083)	$(8,605)	$(52,010)	$(16,040)
Net loss per common share (note 4):
Basic and diluted	$(0.36)	$(0.25)	$(1.29)	$(0.47)
Weighted-average common shares outstanding (note 4):
Basic and diluted	41,193,267	34,994,944	39,599,595	34,387,986

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

The accompanying notes are an integral part of these financial statements

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	1,016,000	$7,732	35,012,125	$397,748	$45,357	$(278,492)	$(990)	$171,355
Net loss for the period						(15,764)		(15,764)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 9a and note 9c)			5,868,135	99,846	18,769			118,615
Stock-based compensation expense					1,965			1,965
Issued pursuant to exercise of stock options			82,455	740	(634)			106
Balance as of March 31, 2021	1,016,000	$7,732	40,962,715	$498,334	$65,457	$(294,256)	$(990)	$276,277
Net loss for the period						(22,109)		(22,109)
Stock-based compensation expense					2,704			2,704
Issued pursuant to exercise of stock options			154,853	1,017	(906)			111
Balance as of June 30, 2021	1,016,000	$7,732	41,117,568	$499,351	$67,255	$(316,365)	$(990)	$256,983
Net loss for the period						(15,445)		(15,445)
Issuance of common shares, net of issuance costs (note 9a)			275,337	4,730				4,730
Stock-based compensation expense					2,643			2,643
Issued pursuant to exercise of stock options			19,970	305	(277)			28
Balance as of September 30, 2021	1,016,000	$7,732	41,412,875	$504,386	$69,621	$(331,810)	$(990)	$248,939
(1)

The accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(53,318)	$(16,514)
Items not involving cash:
Depreciation	636	442
Amortization of discount on term loan	—	216
Deferred income tax recovery	(288)	(240)
Stock-based compensation	7,312	4,067
Unrealized foreign exchange loss (gain)	451	(451)
Unrealized loss (gain) on marketable securities	72	(228)
Loss on repayment of term loan (note 8)	—	988
Changes in operating assets and liabilities:
Accounts receivable	(940)	(827)
Prepaid expenses and other current assets	(490)	421
Accounts payable and accrued expenses	(787)	122
Deferred revenue	(1,440)	(23,006)
Net cash used in operating activities	(48,792)	(35,010)

Investing activities:
Purchases of property, plant and equipment	(1,536)	(1,809)
Purchases of marketable securities	(132,280)	(213,560)
Proceeds from marketable securities	102,479	155,346
Net cash used in investing activities	(31,337)	(60,023)

Financing activities:
Repayment of term loan and repayment fees (note 8)	—	(16,743)
Proceeds from issuance of common shares and pre-funded warrants, net of issuance costs (note 9a)	123,345	102,456
Issuance of common shares pursuant to exercise of stock options	245	37
Net cash provided by financing activities	123,590	85,750
Effect of exchange rate changes on cash and cash equivalents	(661)	(372)
Increase in cash and cash equivalents	42,800	(9,655)
Cash and cash equivalents, beginning of period	45,009	24,755
Cash and cash equivalents, end of period	$87,809	$15,100

Supplemental disclosures:
Interest paid	$—	$339
Interest received	2,428	3,058
Cash paid for operating lease	619	469
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	1,583	878
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period	493	—

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

The Company has incurred significant operating losses since inception. As of September 30, 2021, the Company had an accumulated deficit of $331,810 and a $53,318 net loss for the nine months ended September 30, 2021. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares and pre-funded warrants and debt financings.

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

The Company has one wholly-owned subsidiary as of September 30, 2021 Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2020 Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the policy described in note 3 below.
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

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes 1,016,000 Series 1 Preferred Shares as a separate class for the three and nine months ended September 30, 2021 (2020 – 1,016,000). The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period.

The weighted average number of common shares used in the basic and diluted net income (loss) per common share calculations for the three and nine months ended September 30, 2021 include the pre-funded warrants issued in connection with the Company’s March 2021 underwritten public offering (note 9c) as the pre-funded warrants are exercisable at any time for nominal cash consideration.

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

For the three and nine months ended September 30, 2021 and 2020, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.
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

The cost components of the operating lease were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease Cost
Operating lease expense	$140	$151	$419	$411
Variable lease expense(1)	185	137	559	404
Lease Term and Discount Rate
Remaining lease term (years)	5.75	1.5	5.75	1.5
Discount rate	2.45%	3.75%	2.45%	3.75%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of September 30, 2021 were as follows:

Year ending December 31:
2021	$203
2022	697
2023	571
2024	571
2025 and thereafter	1,428
Total future minimum lease payments	$3,470
Less: imputed interest	(226)
Present value of lease liabilities	$3,244
7.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Trade payables	$3,085	$3,041
Employee compensation, benefits, and related accruals	3,383	2,859
Consulting and contracted research	3,087	4,738
Professional fees	387	167
Other	26	69
Total	$9,968	$10,874
8.	Term loan:

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

In November 2019, the Company entered into an at-the-market equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) to sell common shares of the Company having aggregate gross proceeds of up to $50,000 from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents.   As of December 31, 2019, the Company had sold 805,643 common shares under the sales agreement for proceeds of $10,729, net of commissions and transaction expenses. In January 2020, the Company sold an additional 2,446,687 common shares for proceeds of approximately $37,796, net of commissions and transaction expenses.

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

In August 2020, the Company entered into an at-the-market equity offering sales agreement with Jefferies and Stifel to sell common shares of the Company having aggregate gross proceeds of up to $100,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents. As of September 30, 2021, 733,000 common shares have been sold under the sales agreement for proceeds of $10,693, net of commissions and transaction expenses.

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

In September 2021, in connection with the License and Collaboration Agreement with Neurocrine Biosciences Inc. (“Neurocrine Biosciences”) entered in December 2019 (the "Neurocrine Collaboration Agreement"), the Company executed a Share Purchase Agreement ("SPA") pursuant to which the Company issued 275,337 common shares for an aggregate purchase price of $5,500, or $19.9755 per common share, which represents a premium of $770 when measured at fair value on the date of issuance.  These common shares are subject to lock-up restrictions and standstill agreement for a period of two years after the effective date of the Neurocrine Collaboration Agreement, or December 2, 2021.  The SPA contains certain other customary terms and conditions, including mutual representations, warranties and covenants. For additional information regarding the Neurocrine Collaboration Agreement, refer to note 10a.

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

BVF was a related party of the Company prior to the closing of the exchange agreement, and continues to be a related party as of September 30, 2021.

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

Since the Pre-Funded Warrants meet the condition for equity classification, proceeds from issuance of the Pre-Funded Warrants of $18,769, net of underwriting discounts, commissions and offering expenses, are recorded in additional paid-in capital. Upon exercise of the Pre-Funded Warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder will be recorded in common shares. As of September 30, 2021, no Pre-Funded Warrants have been exercised. Pre-funded warrants to purchase 1,081,081 common shares are not included in the number of issued and outstanding common shares as of September 30, 2021.

(d)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding, beginning of period	5,771,051	4,595,432	4,758,997	3,534,236
Granted	236,200	194,400	1,730,650	1,440,050
Exercised(1)	(41,974)	(375)	(386,708)	(153,417)
Forfeited, cancelled or expired	(45,843)	(3,363)	(183,505)	(34,775)
Outstanding, end of period	5,919,434	4,786,094	5,919,434	4,786,094
Exercisable, end of period	3,068,278	2,324,090	3,068,278	2,324,090

(1)

During the nine months ended September 30, 2021, 61,072 stock options were exercised for the same number of common shares in exchange for cash (nine months ended September 30, 2020 – 10,715). In the same period, the Company issued 196,206 common shares (nine months ended September 30, 2020 – 85,816) for the cashless exercise of 325,636 stock options (nine months ended September 30, 2020 – 142,702).

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average risk-free interest rate	1.00%	0.40%	1.16%	0.72%
Expected volatility	68%	68%	68%	68%
Average expected term (in years)	6.77	6.64	6.69	6.79
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$10.74	$7.03	$12.41	$7.46

10.	Revenue:

Revenue was as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Neurocrine Biosciences:
Recognition of the transaction price	$823	$5,246	$1,440	$23,006
Research and development services	2,031	1,308	4,990	4,010
Milestone payments	5,270	—	5,270	—
Flexion:
Milestone payments	—	—	3,000	—
Total collaboration revenue	$8,124	$6,554	$14,700	$27,016

(a)	Neurocrine Biosciences license and collaboration agreement:

In December 2019, the Company entered into the Neurocrine Collaboration Agreement with Neurocrine Biosciences. Pursuant to this agreement, the Company granted an exclusive license to XEN901, now known as NBI-921352, and an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391 (collectively, the “DTCs”). The agreement also includes a two-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors (“Research Compounds”) which has been extended to June 2022. The Company and Neurocrine Biosciences are collaborating on the conduct of two collaboration programs: (a) a joint research collaboration to discover, identify and preclinically develop Research Compounds (the “Research Program”) and (b) a collaborative development program for NBI-921352 and two DTCs selected by the joint steering committee (the “Initial Development Program”).

At execution of the agreement, Neurocrine Biosciences paid the Company an upfront cash payment of $30,000 and a $20,000 equity investment in the Company. The equity investment was measured at fair value of $16,667 on the date of issuance and the resulting premium of $3,333, together with the upfront cash payment totaling $33,333, was the transaction price of the arrangement for allocation to the performance obligations.  The agreement includes the following performance obligations: (i) an exclusive license to NBI-921352 with associated technology and know-how transfer, (ii) an exclusive license to the DTCs with associated know-how transfer, (iii) a license to Research Compounds and research services under the Research Program, (iv) development services under the Initial Development Program for NBI-921352, and (v) development services under the Initial Development Program for the DTCs. The total transaction price of $33,333 was allocated to performance obligation (v) based on its estimated standalone selling price determined based on internal development plans and budget, with the balance allocated to performance obligations (i) and (ii) by the residual approach. The Company allocated the transaction price as follows: $28,807 to performance obligations (i) and (ii), completed as of December 2020, and $5,118, which includes $592 of variable consideration, to performance obligation (v), which is expected to be completed by Q1 2022.

The arrangement consideration related to the services under performance obligations (iii) and (iv) to be performed on behalf of Neurocrine Biosciences were excluded from the initial transaction price allocation because the consideration and performance are contingent upon Neurocrine Biosciences requesting performance of the services and these services are priced at an estimated fair value. None of the at-risk substantive performance milestones, including development, regulatory and sales-based milestones, were included in the transaction price at the inception of the agreement, as all milestone amounts are outside the control of the Company and contingent upon Neurocrine Biosciences’s efforts and success in future clinical trials.

In September 2021, based on the regulatory approval of a clinical trial application in Europe for NBI-921352 for focal-onset seizures in adults, the Company received an aggregate milestone payment of $10,000 in the form of $4,500 in cash and a $5,500 equity investment in the Company. The equity investment was measured at fair value of $4,730 on the date of issuance and the resulting premium of $770, with the cash payment of $4,500, was recognized as revenue in the period as the Company did not have any remaining performance obligations in relation to this milestone on the date it was achieved.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three and nine month periods ended September 30, 2021, the Company recognized $2,854 and $6,430 of revenue, respectively (three and nine months ended September 30, 2020 – $6,554 and $27,016 respectively), which comprised of $2,031 and $4,990, respectively (three and nine months ended September 30, 2020 – $1,308 and $4,010 respectively), for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for NBI-921352; and $823 and $1,440, respectively (three and nine months ended September 30, 2020 – $348 and $824 respectively), for (v) development services under the Initial Development Program for the DTCs. During the three and nine months ended September 30, 2020, the Company also recognized revenue of $4,898 and $22,182, respectively, associated with (i) the exclusive license to NBI-921352 and (ii) the exclusive license to the DTCs. As of September 30, 2021, there is $2,052 of accounts receivable and $2,202 of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as current on the balance sheet based on the period the services are expected to be delivered.

The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of September 30, 2021.

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

During the nine months ended September 30, 2021, the U.S. Food and Drug Administration cleared the first investigational new drug application for FX301 and Flexion initiated a Phase 1b clinical trial, resulting in milestone payments of $1,000 and $2,000 paid to the Company, respectively. Pursuant to terms of the agreement, the Company will also be eligible for a development milestone payment of $5,000 upon initiation of a Phase 2 proof-of-concept clinical trial. Following successful proof-of-concept, the Company may be entitled to future clinical development and global regulatory approval milestone payments of up to $40,750, commercial milestone payments of up to $75,000, as well as future royalties ranging from mid-single to low-double digit percentages. These additional amounts will be recognized as determinable.
11.	Income taxes:

Income tax recovery for the three and nine months ended September 30, 2021 and 2020 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States. Deferred income tax assets recorded on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 resulted from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes related to the operations of Xenon Pharmaceuticals USA Inc. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.

12.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services, under which the Company has committed to using Medpace non-exclusively for clinical development services over the five-year term of the agreement which ended in August 2020. The Company has committed to $7,000 of services over the term of the agreement of which $3,677 of services have been received and $3,323 remains committed as of September 30, 2021. As the Company did not meet the commitment to retain Medpace for $7,000 of services prior to August 2020, the Company is required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7,000 commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If the Company decides not to retain Medpace for the provision of clinical development services, the Company may satisfy its obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion. The Company intends to continue to utilize Medpace for clinical development work where suitable in order to fulfill the remaining commitment; therefore, no liability has been recognized as of September 30, 2021 with respect to the unsatisfied portion under the priority access agreement.

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

On October 5, 2021, the Company entered into an underwriting agreement with Jefferies, SVB Leerink LLC and Stifel, relating to an underwritten public offering of 10,000,000 common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $29.50 per common share and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price per share of $0.0001. The public offering was completed on October 8, 2021, and the Company received proceeds of $324,300, net of underwriting discounts and commissions, but before offering expenses.

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

Proprietary Programs

XEN1101

XEN1101 is a differentiated Kv7 potassium channel opener being developed for the treatment of epilepsy and major depressive disorder, or MDD. On October 4, 2021, we announced positive topline data from the Phase 2b ‘X-TOLE’ clinical trial, which was designed as a randomized, double-blind, placebo-controlled, multicenter study to evaluate the clinical efficacy, safety and tolerability of XEN1101 administered as an adjunctive treatment for adult patients with focal epilepsy. The trial met its primary efficacy endpoint with XEN1101 demonstrating a statistically significant and dose-dependent reduction from baseline in monthly (defined as 28 days) focal seizure frequency when compared to placebo (monotonic dose response; p<0.001). Additional primary and secondary measures included a pairwise comparison of each active dose to placebo and a responder analysis with the proportion of patients who achieved a 50% or greater reduction in monthly focal seizure frequency from baseline. These results are shown in the following table; all p-values are 2-sided comparing the active dose to placebo:

	XEN1101 25 mg (N=112)	XEN1101 20 mg (N=51)	XEN1101 10 mg (N=46)	Placebo (N=114)
Median Reduction from Baseline in Monthly Focal Seizure Frequency	52.8% (p<0.001)	46.4% (p<0.001)	33.2% (p=0.035)	18.2%
Patients with at least a 50% Reduction in Monthly Focal Seizure Frequency from Baseline	54.5% (p<0.001)	43.1% (p<0.001)	28.3% (p=0.037)	14.9%

We anticipate participating in an “end-of-Phase 2” meeting with the U.S. Food and Drug Administration, or FDA, in the second quarter of 2022 to support the initiation of its Phase 3 XEN1101 clinical program in adult patients with focal epilepsy, estimated in the second half of the year. In addition, the X-TOLE open-label extension, which has been extended to three years, is expected to continue to generate important long-term data for XEN1101. In parallel, based on the strength of the X-TOLE topline efficacy data, we are evaluating other potential epilepsy indications for the future development of XEN1101. We continue to execute on our strategy to expand the intellectual property portfolio that protects XEN1101. During the third quarter and subsequent to quarter-end, two U.S. patents were issued to us with claims related to: (1) four distinct crystalline forms of XEN1101 drug substance (including the forms used in current and future clinical development) along with methods for their preparation; and (2) methods of enhancing the bioavailability of XEN1101 by administration with or close to a meal (consistent with the dosing of XEN1101 in our clinical studies). These U.S. patents are expected to expire in 2039 and 2040, respectively, absent any extensions of patent term.

Based on its differentiated Kv7 mechanism of action, we are expanding the development of XEN1101 to support proof-of-concept studies in MDD, which are supported by XEN1101 pre-clinical and clinical data, and previous ezogabine clinical data that explored the targeting of KCNQ channels as a treatment for MDD. We are collaborating with the Icahn School of Medicine at Mount Sinai to conduct an investigator-sponsored Phase 2 proof-of-concept, multi-site, randomized, parallel-arm, placebo-controlled clinical trial of XEN1101 for the treatment of MDD, with patient enrollment underway. Approximately 60 patients with MDD will be randomized in a 1:1 fashion to XEN1101 (N=30) or matching placebo (N=30), with subjects taking 20 mg once a day of either XEN1101 or placebo for 8 weeks. The primary objective is to investigate the effect of XEN1101 on brain measures of reward using functional Magnetic Resonance Imaging, or fMRI. Secondary endpoints include clinical measures of depression and anhedonia. In addition, we are planning a larger company-sponsored clinical study in MDD with XEN1101, which is expected to be initiated in the first half of 2022.

XEN496

XEN496, a Kv7 potassium channel opener, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. We received Fast Track designation and Orphan Drug Designation for XEN496 for the treatment of seizures associated with KCNQ2-DEE from the FDA, as well as orphan medicinal product designation from the European Commission. A Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called the ‘EPIK’ study, is underway to evaluate the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than six years with KCNQ2-DEE. We anticipate that the EPIK study will be completed in the first half of 2023.

Other Updates

XEN007 (active ingredient flunarizine) is a CNS-acting Cav2.1 and T-type calcium channel modulator that is being studied in treatment-resistant absence seizures. To date, a total of eight subjects have been enrolled in an investigator-led Phase 2 proof-of-concept study examining the potential clinical efficacy, safety, and tolerability of XEN007 as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant absence seizures, including childhood absence epilepsy and juvenile absence epilepsy. Given the prioritized focus on the development plans for XEN1101 and XEN496, we are not planning any company-sponsored XEN007 development activities in 2022.

Partnered Programs

NBI-921352

We have an ongoing collaboration with Neurocrine Biosciences Inc., or Neurocrine Biosciences, to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a selective Nav1.6 sodium channel inhibitor. Neurocrine Biosciences is conducting a Phase 2 clinical trial evaluating NBI-921352 in adolescent patients (aged 12 years and older) with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE. In addition, a second Phase 2 clinical trial has recently been initiated evaluating NBI-921352 in adult patients with focal-onset seizures. We received an aggregate milestone payment of $10.0 million in the form of cash and an equity investment in September 2021 based on the regulatory approval of a clinical trial application in Europe for NBI-921352 for focal-onset seizures in adults. Upon FDA acceptance of a protocol amendment for NBI-921352 in pediatric patients (aged 2-11 years) with SCN8A-DEE, we are eligible to receive an aggregate payment of $15.0 million in the form of 45% cash and a 55% equity investment in our common shares at a 15% premium to our 30-day trailing volume weighted average price at that time.

FX301

Flexion Therapeutics, Inc., or Flexion, acquired the global rights to develop and commercialize XEN402, a Nav1.7 inhibitor also known as funapide. Flexion’s FX301 consists of XEN402 formulated for extended release from a thermosensitive hydrogel. The initial development of FX301 is intended to support administration as a peripheral nerve block for control of post-operative pain. Flexion is conducting a Phase 1b proof-of-concept trial evaluating the safety and tolerability of FX301 administered as a single-dose, popliteal fossa block (a commonly used nerve block in foot and ankle-related surgeries) in patients undergoing bunionectomy. Following the decision to expand the study with an additional cohort, Flexion now anticipates having data available in the first quarter of 2022. Pursuant to the terms of the agreement, we are eligible to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the nine months ended September 30, 2021 and 2020, we recognized revenue of $14.7 million and $27.0 million, respectively, in connection with our agreements with Neurocrine Biosciences and Flexion. We had a net loss of $53.3 million for the nine months ended September 30, 2021 and an accumulated deficit of $331.8 million as of September 30, 2021, from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Neurocrine Biosciences:
Recognition of the transaction price	$823	$5,246	$1,440	$23,006
Research and development services	2,031	1,308	4,990	4,010
Milestone payments	5,270	—	5,270	—
Flexion:
Milestone payments	—	—	3,000	—
Total collaboration revenue	$8,124	$6,554	$14,700	$27,016

Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares at the inception of the agreement in December 2019. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment and variable consideration which is probable that a significant reversal of the cumulative revenue recognized will not occur, is the transaction price of the arrangement at the inception of the agreement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to NBI-921352 with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs.  In September 2021, based on the regulatory approval of a clinical trial application in Europe for NBI-921352 for focal-onset seizures in adults, we received an aggregate milestone payment of $10.0 million in the form of $4.5 million cash and a $5.5 million equity investment in our common shares. The equity investment was measured at fair value of $4.7 million on the date of issuance and the resulting premium of $0.8 million, with the cash payment of $4.5 million, was recognized as revenue in the period. In the three and nine months ended September 30, 2021, we also recognized $0.8 million and $1.4 million, respectively, of the transaction price allocated to performance obligations (i), (ii) and (iii), compared to $5.2 million and $23.0 million, respectively, for the three and nine months ended September 30, 2020. Performance obligations (i) and (ii) were completed as of December 31, 2020. Performance obligation (iii) is expected to be completed by Q1 2022. Research and development services are recognized into revenue at fair market value as the services are rendered.

In the nine months ended September 30, 2021, we recognized revenue of $3.0 million in connection with our agreement with Flexion for the global rights to develop and commercialize FX301 which included a $1.0 million milestone for the clearance of an investigational new drug application by the FDA and a $2.0 million milestone for the initiation of a Phase 1b clinical trial. No revenue was recognized for the three and nine months ended September 30, 2020 in connection with our agreement with Flexion.

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

As of September 30, 2021, there is $2.2 million remaining in deferred revenue from the upfront payment received under our license and collaboration agreement with Neurocrine Biosciences.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$18,891	$13,045	$53,576	$35,556
General and administrative	4,831	3,208	15,279	9,838
Total operating expenses	$23,722	$16,253	$68,855	$45,394

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 1, 2021. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three and nine months ended September 30, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2021 vs. 2020	Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Revenue	$8,124	$6,554	$1,570	$14,700	$27,016	$(12,316)
Research and development expenses	18,891	13,045	5,846	53,576	35,556	18,020
General and administrative expenses	4,831	3,208	1,623	15,279	9,838	5,441
Other:
Interest income	76	166	(90)	203	2,194	(1,991)
Interest expense	—	—	—	—	(484)	484
Foreign exchange gain (loss)	(128)	475	(603)	144	899	(755)
Loss on repayment of term loan	—	—	—	—	(988)	988
Loss before income taxes	$(15,650)	$(9,058)	$(6,592)	$(53,808)	$(16,757)	$(37,051)

Revenue

Revenue increased by $1.6 million and decreased by $12.3 million in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively. Revenue for the three and nine months ended September 30, 2021 related to recognition of $5.3 million of milestone revenue, $0.8 million and $1.4 million, respectively, of deferred revenue as well as $2.0 million and $5.0 million, respectively, for research and development services under our license and collaboration agreement with Neurocrine Biosciences, as compared to recognition of $5.2 million and $23.0 million, respectively, of deferred revenue and $1.3 million and $4.0 million, respectively, for research and development services in the comparative periods. Revenue for the nine months ended September 30, 2021 also included $3.0 million in milestone revenue recognized in connection with our agreement with Flexion, whereas no revenue was recognized in connection with this agreement for the nine months ended September 30, 2020.

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2021 vs. 2020	Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
XEN1101	$8,250	$6,240	$2,010	$23,252	$16,785	$6,467
XEN496	4,213	3,116	1,097	14,127	7,672	6,455
NBI-921352	302	117	185	1,035	1,380	(345)
Pre-clinical, discovery and other programs	6,126	3,572	2,554	15,162	9,719	5,443
Total research and development	$18,891	$13,045	$5,846	$53,576	$35,556	$18,020

Research and development expenses increased by $5.8 million and $18.0 million in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. The increases were primarily attributable to increased spending on our clinical development product candidates XEN1101 and XEN496 as well as increased spending on our pre-clinical, discovery and other internal programs.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2021 vs. 2020	Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
General and administrative	$4,831	$3,208	$1,623	$15,279	$9,838	$5,441

General and administrative expenses increased by $1.6 million and $5.4 million in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. The increases were primarily attributable to increased stock-based compensation expense due to an increase in the number of options granted at a higher fair value, higher salaries and benefits due to increased headcount to support our expanding research and development activities, increased legal fees for intellectual property protection, and increased market research costs.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and nine months ended September 30, 2021 and 2020 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2021 vs. 2020	Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Other income (expense)	$(52)	$641	$(693)	$347	$1,621	$(1,274)

Other income (expense) decreased by $0.7 million and $1.3 million in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. We recorded a foreign exchange loss of $0.1 million for the three months ended September 30, 2021 as compared to a $0.5 million foreign exchange gain for the same period in 2020, largely due to a decrease in cash and cash equivalent and marketable securities denominated in Canadian dollars and 2% decrease as compared to a 2% increase in the value of the Canadian dollar, respectively.

For the nine months ended September 30, 2021, the decrease was primarily attributable to lower interest income due to a decrease in market yields on investments as well as a lower foreign exchange gain due to a decrease in cash and cash equivalents and marketable securities denominated in Canadian dollars. This decrease was partially offset by a one-time loss on the repayment of our term loan with Silicon Valley Bank of $1.0 million in the same period in 2020.

Liquidity and Capital Resources

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares and pre-funded warrants, and debt financing. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $249.6 million.

We have incurred significant operating losses since inception. We had a $53.3 million net loss for the nine months ended September 30, 2021 and an accumulated deficit of $331.8 million from inception through September 30, 2021. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to Memorial University of Newfoundland, 1st Order Pharmaceuticals, Inc. and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, in October 2021, we entered into an underwriting agreement with Jefferies LLC, or Jefferies, SVB Leerink LLC, or SVB Leerink, and Stifel, Nicolaus & Company, Incorporated, or Stifel, relating to an underwritten public offering of 10,000,000 common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $29.50 per common share, and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed on October 8, 2021, and we received proceeds of $324.3 million, net of underwriting discount and commissions, but before offering expenses. In September 2021, pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received a cash payment of $4.5 million and we issued 275,337 common shares to Neurocrine Biosciences for an aggregate purchase price of $5.5 million. In March 2021, we entered into an underwriting agreement with Jefferies and Stifel relating to an underwritten public offering of 5,153,135 common shares, including 810,810 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses. In August 2020, we entered into an at-the-market equity offering sales agreement with Jefferies and Stifel, to sell our common shares having aggregate sales proceeds of up to $100.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel are acting as sales agents. As of September 30, 2021, we had sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions and transaction expenses. In addition, in January 2020, we entered into an underwriting agreement with Jefferies, Stifel, and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares at a public offering price of $16.00 per common share, and granted the underwriters an option for a period of 30 days to purchase up to an additional 562,500 common shares. The public offering was completed in January 2020 and the underwriters’ option was exercised in full in February 2020. We issued an aggregate of 4,312,500 common shares and raised total proceeds of $64.7 million, net of underwriting discounts, commissions and offering expenses. Further, in November 2019, we entered into an at-the-market equity offering sales agreement with Jefferies and Stifel, to sell our common shares having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agent. As of January 2020, we had sold an aggregate of 3,252,330 common shares for proceeds of $48.5 million, net of commissions and transaction expenses.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting pre-clinical research and clinical trials;
•	whether our existing collaborations continue to generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•	the timing and magnitude of potential milestone payments and royalties under our product acquisition and in-license agreements;
•	the cost of pre-commercial activities in advance of product commercialization as well as commercializing any future products we develop independently that are approved for sale;
•	the cost of manufacturing our future product candidates and products, if any;
•	our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on our future products, if any.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(48,792)	$(35,010)
Net cash used in investing activities	(31,337)	(60,023)
Net cash provided by financing activities	123,590	85,750

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities totaled $48.8 million, compared to $35.0 million for the same period in 2020. The increase in cash used in operating activities was primarily related to higher expenditures for the clinical development of our proprietary product candidates and pre-clinical, discovery and other internal programs, higher general and administrative expenses and lower interest income for the nine months ended September 30, 2021 as compared to the same period in 2020, partially offset by $8.3 million in milestone revenue recognized in connection with our agreements with Neurocrine Biosciences and Flexion in the nine months ended September 30, 2021 and changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities totaled $31.3 million, compared to $60.0 million for the same period in 2020. The change in cash used in investing activities was driven primarily by a decrease in purchases of marketable securities, net of redemptions.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities totaled $123.6 million, compared to $85.8 million for the same period in 2020. The increase in cash provided by financing activities was primarily related to net proceeds of $123.3 million from the issuance of common shares and pre-funded warrants during the nine months ended September 30, 2021 as compared to $102.5 million from the issuance of common shares, partially offset by repayment of the term loan, for the same period in 2020.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2020 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 1, 2021.

As of September 30, 2021, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

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

Outstanding Share Data

As of November 8, 2021, we had 51,589,279 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 2,775,996 common shares, outstanding stock options to purchase an additional 5,677,702 common shares and an outstanding warrant to purchase an additional 40,000 common shares. In addition, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see note 10b to our consolidated financial statements included in Part I, Item 1 of this report.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had a net loss of $53.3 million for the nine months ended September 30, 2021 and an accumulated deficit of $331.8 million as of September 30, 2021, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the nine months ended September 30, 2021, we incurred $53.6 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in November 2019, we entered into the November 2019 sales agreement with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell up to $50.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel acted as sales agents. As of January 2020, we had sold an aggregate of 3,252,330 common shares for proceeds of $48.5 million, net of commissions paid and transaction expenses. In January 2020, we completed an underwritten public offering of 3,750,000 of our common shares at a public offering price of $16.00 per share for proceeds of $56.3 million, net of underwriting discounts, commissions and offering expenses. In February 2020, the underwriters of the January 2020 public offering exercised their option to purchase an additional 562,500 of our common shares at a public offering price of $16.00 per share, raising additional proceeds of $8.4 million, net of underwriting discounts, commissions and offering expenses. Further, in August 2020, we entered into the August 2020 sales agreement with Jefferies and Stifel to sell up to $100.0 million of our common shares, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel are acting as sales agents. As of September 30, 2021, we had sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions paid and transaction expenses. In March 2021, we completed an underwritten public offering of 5,135,135 of our common shares, including 810,810 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses. In September 2021, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, we issued 275,337 common shares to Neurocrine Biosciences for an aggregate purchase price of $5.5 million. In October 2021, we completed an underwritten public offering of 10,000,000 of our common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $29.50 per common share, and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed on October 8, 2021, and we received proceeds of $324.3 million, net of underwriting discounts, commissions, but before offering expenses.

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

As of September 30, 2021, approximately 7% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

For example, if more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamate, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel, cannabidiol, eslicarbazepine acetate, gabapentin and fenfluramine. The FDA has not yet approved any drug products specifically for KCNQ2 developmental and epileptic encephalopathy (otherwise known as KCNQ2-DEE or EIEE7) or for SCN8A developmental and epileptic encephalopathy (otherwise known as SCN8A-DEE or EIEE13), an early infantile epileptic encephalopathy due to gain-of-function mutations in the SCN8A gene that encodes the Nav1.6 sodium channel. There are other ASMs in clinical development that could potentially compete with our products, including products in development from Angelini Pharma, Eliem Therapeutics, Inc., Eisai Co., Ltd., Epygenix Therapeutics, Inc., Janssen Pharmaceuticals, Inc., Jazz Pharmaceuticals plc, Knopp Biosciences LLC, Longboard Pharmaceuticals Inc., Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Ovid Therapeutics Inc., Praxis Precision Medicines, Inc., QurAlis Corporation, Sage Therapeutics, SK Life Science Inc., Stoke Therapeutics Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., Taysha Gene Therapies, Inc., UCB, Inc., Upsher-Smith Laboratories, Inc., Zogenix Inc., and Zynerba Pharmaceuticals, Inc.

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

We could experience difficulties attracting and retaining qualified employees as competition for qualified personnel in the biotechnology and pharmaceutical field is intense. We are highly dependent upon our senior management, particularly Mr. Ian Mortimer, our President and Chief Executive Officer, as well as other employees. The loss of services of one or more of our members of senior management could materially delay or even prevent the successful development of our product candidates.

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

A variety of risks associated with international operations could materially adversely affect our business.

As we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

•	different regulatory requirements for initiating clinical trials and maintaining approval of drugs in foreign countries;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;
•	differing and multiple payor reimbursement regimes, government payers or patient self-pay systems;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in North America;
•	controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to manufacture and/or transport our product candidates;
•

likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international import, export and re-export control and sanctions laws and regulations, which likelihood may increase with an increase of operations in foreign jurisdictions, directly or indirectly through third parties (whose corrupt or other illegal conduct may subject us to liability), which may involve interactions with government agencies or government-affiliated hospitals, universities and other organizations, such as conducting clinical trials, selling our products, and obtaining necessary permits, licenses, patent registrations, and other regulatory approvals;

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

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 3 XEN496 (EPIK) clinical trial, which includes investigative sites in North America and Australia, and is expected to include sites in Europe and Asia. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our Phase 2b XEN1101 (X-TOLE) clinical trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact ongoing or future clinical trials. Our EPIK trial is dependent upon our ability to initiate clinical sites and enroll patients despite the ongoing COVID-19 pandemic.

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross income and gross assets, we do not believe we were a PFIC for the taxable years ended December 31, 2020 and 2019 but we could be a PFIC in subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the current taxable year or future taxable years.

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
•

the federal Physicians Payment Sunshine Act, also referred to as the CMS Open Payments, which requires applicable manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to: certain payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals and ownership or investment interests held by such healthcare professionals and their immediate family members; effective January 1, 2022, for data collected in 2021 and reported to CMS in 2022, these reporting obligations are extended to include payments and transfers of value made and ownership interests held during the previous year to certain non-physician providers, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and anesthesiologist assistants, and certified nurse midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the collection, export, privacy, use and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. Negative or inconclusive results from our or our collaborators’ clinical trials could lead to a decision or requirement to conduct additional pre-clinical testing or clinical trials or result in a decision to terminate the continued development of a product candidate. For example, on October 4, 2021 we released topline data from our X-TOLE Phase 2b clinical trial of XEN1101 in adult patients with focal epilepsy. Even though the topline data from our X-TOLE Phase 2b clinical trial are positive, there can be no assurance that we will be able to successfully advance development of this product candidate into later stage clinical trials or obtain regulatory approval of XEN1101. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

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

Although we have pending provisional and non-provisional patent applications related to XEN496 and XEN007, these product candidates are not currently covered by any issued patents and we may have to rely solely on orphan drug designation to gain market exclusivity for these product candidates. Currently, this designation provides market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. In the EU, for orphan medicines, a valid and completed Pediatric Investigation Plan, or PIP, could qualify the sponsor for a two-year marketing exclusivity extension to the ten-year marketing exclusivity which is granted at the time of review of the orphan medicinal designation. The orphan drug market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

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

The results of pre-clinical studies, either generated by us, such as for XEN901 (which we licensed to Neurocrine Biosciences and is now known as NBI-921352) or XEN402 (which was acquired by Flexion for use in its product candidate FX301), by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases or disorders under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases or disorders for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, NBI-921352 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical models may not be predictive of clinical efficacy due to its novel molecular mechanism.

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

We do not have a sales or marketing infrastructure and, as a company, have no sales, marketing or distribution experience. Our strategy involves building our own commercial infrastructure to selectively commercialize future products in certain commercial markets which will be expensive and time consuming. For certain products and/or commercial markets, including XEN496 and XEN1101, we may seek commercial partners for markets outside of North America and may seek to retain the right to participate in the future development and commercialization of such products if we believe such involvement would advance our business.

To develop internal sales, distribution and marketing capabilities in North America, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that any of our product candidates will be approved. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a commercial organization. For any future products for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

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
•

the inability of our products to secure acceptance from physicians, healthcare providers, patients, third-party payers and the medical community including identifying an adequate number of physicians and patients, especially for ultra-orphan, orphan or niche indications;

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

Any regulatory approvals that we receive for the product candidates we commercialize, alone or with a collaborator, will be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product and compliance with the approved package insert. In addition, our product candidates may receive schedule classifications under the Controlled Substances Act of 1970 (or scheduling classifications under similar legislation outside of the United States) which will result in additional complexity in manufacturing, supply chain, licensing, import/export and distribution.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the PPACA. For example, various portions of the PPACA have been the subject of legal and constitutional challenges. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA, our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, HHS and CMS issued final rules in November and December of 2020 that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, prescription drug importation, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles.  In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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

In the EU, similar political, economic and regulatory developments may affect our or our collaborators’ ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payers. An adequate level of reimbursement might not be available for such products and third-party payers’ reimbursement policies might adversely affect our or our collaborators’ ability to sell any future products profitably.

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

In most foreign countries, particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. As of November 2021, Canada is in the midst of implementing new drug pricing regulations and additional pricing guidance that will affect the price at which patented medicines can be sold, with the implementation date delayed until January 2022 to provide additional time for the industry to adapt to new reporting obligations. Such regulations, as well as future regulations on drug pricing and reporting obligations, will increase manufacturers’ compliance burden, which can be expensive and time consuming.

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
•

Neurocrine Biosciences’ failure to collect all data required by FDA or any other regulatory authority to support an Investigational New Drug application, or IND, or equivalent or any amendments thereof, address any deficiencies or compliance issues raised by FDA or any other regulatory authority, or comply with all regulatory requirements in order to advance clinical development of NBI-921352 to approval;

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

For example, following Neurocrine Biosciences’ submission of the IND for NBI-921352, the FDA requested additional non-clinical data to support dose justification in the proposed pediatric study of NBI-921352 in pediatric SCN8A-DEE patients. Based on this feedback, Neurocrine Biosciences is advancing a Phase 2 clinical trial in adolescent patients (aged 12 years and older) with SCN8A-DEE and intends to amend the trial protocol to include younger pediatric patients (aged 2-11 years) with SCN8A-DEE following the FDA’s review and approval of the additional non-clinical information. In connection with this announcement, we and Neurocrine Biosciences amended our collaboration agreement to restructure the terms of potential payments owed to us upon achievement of certain development milestones, including deferring the milestone payment owing to us for the SCN8A-DEE trial until the FDA has approved the protocol amendment to include younger pediatric patients (aged 2-11 years). The terms of our amended collaboration agreement with Neurocrine Biosciences are described in greater detail in the section of our Annual Report on Form 10-K filed with the SEC on March 1, 2021 titled “Business — Collaborations, Commercial and License Agreements — License and Collaboration Agreement with Neurocrine Biosciences, Inc.” If Neurocrine Biosciences does not provide the FDA with sufficient additional non-clinical data to support a protocol amendment, we would not qualify for the milestone tied to the SCN8A-DEE development program. In addition, although we have previously announced that Neurocrine Biosciences is advancing clinical plans to develop NBI-921352 for the treatment of adult focal epilepsy and expects to initiate a Phase 2 clinical trial later this year, we cannot be certain that Neurocrine Biosciences will continue to pursue this indication and we may not qualify for additional payments under our collaboration agreement.

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

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. For example, XEN007 is currently being evaluated under a physician-led, multi-center, Phase 2 proof-of-concept study as an adjunctive treatment in pediatric patients diagnosed with treatment-resistant absence epilepsy, including CAE and JAE. In addition, a Phase 2 proof-of-concept clinical trial examining XEN1101 in major depressive disorder and anhedonia is being conducted in partnership with academic collaborators at the Icahn School of Medicine at Mount Sinai, and patient enrollment was initiated in October 2021.

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

Our commercial success will depend, in large part, on our ability to obtain and maintain patent, trademark and trade secret protection of our product candidates, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. We evaluate our global patent portfolio in the ordinary course of business to enhance patent protection in areas of our strategic focus and in key markets for our potential products and may abandon existing patents or patent applications related to terminated development programs, areas, or markets of low strategic importance. For example, as of October 2021, we owned (a) two issued U.S. patents directed to XEN1101 and certain related compounds and methods of using the same for the treatment of seizure disorders which are expected to expire between 2028 and 2029 (absent any extensions of term); (b) a U.S. patent with claims directed to four distinct crystalline forms of XEN1101, pharmaceutical compositions comprising the same, and methods of preparing and using the same which is expected to expire in 2040 (absent any extensions of term); and (c) a U.S. patent with claims directed to methods of enhancing the bioavailability of XEN1101 by oral administration with, or in temporal proximity to, consuming food which is expected to expire in 2039 (absent any extensions of term). We also filed in July 2021 a U.S. continuation application of the aforementioned crystalline form patent and in October 2021 a U.S. continuation application of the aforementioned bioavailability enhancement patent application. In addition, as of October 2021, we have two pending U.S. non-provisional patent applications directed to (1) methods of using XEN1101 for the treatment of depressive disorders; and (2) methods of using XEN1101 for the treatment of pain disorders. While there is no guarantee that patents will issue from these two pending U.S. patent applications, any patents that that may issue are expected to expire in 2040 (absent any patent term adjustments or extensions). While we believe that these pending patent applications may provide us with additional intellectual property protection for XEN1101, we cannot be certain that such protection will be sufficient or that competitors will not challenge the scope, validity or enforceability of such patents.

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

In addition, we or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of September 30, 2021, stock options to purchase 5,919,434 of our common shares with a weighted-average exercise price of $12.22 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion, and pre-funded warrants to purchase 1,081,081 of our common shares with an exercise price of $0.0001 per share. The exercise of any of these stock options or warrants or conversion of the remaining Series 1 Preferred Shares would result in dilution to current common shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, pre-funded warrants or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

We have broad discretion in the application of any net proceeds we have received or may receive pursuant to our October 2021 and March 2021 public offerings of common shares and pre-funded warrants to purchase common shares, our August 2020 “at-the-market” equity offering program with Jefferies and Stifel, our January 2020 public offering of common shares, as well as the net proceeds to us from previous equity and debt financings. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

There is no public market for our outstanding pre-funded warrants or our Series 1 Preferred Shares.

There is no public trading market for our outstanding pre-funded warrants or our Series 1 Preferred Shares and we do not expect a market to develop. In addition, we do not intend to list the outstanding pre-funded warrants or our Series 1 Preferred Shares on the Nasdaq Global Market or any other national securities exchange or nationally recognized trading system. Without an active trading market, the liquidity of the outstanding pre-funded warrants and our Series 1 Preferred Shares will be limited.

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

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

4.1	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	October 6, 2021

10.1	Share Purchase Agreement, dated as of September 8, 2021, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	September 8, 2021

10.2	Termination Agreement, dated August 6, 2021, by and among Xenon Pharmaceuticals Inc., Genentech, Inc. and F. Hoffmann-La Roche Ltd.	10-Q	001-36687	10.1	August 11, 2021

10.3#	Employment Agreement, dated August 18, 2021, by and between the Company and Christopher Kenney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: November 10, 2021
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: November 10, 2021
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer