Form 10-K
period 2021-12-31
Xenon Pharmaceuticals Inc.
filed 2022-03-01
CIK 1582313

.;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on The Nasdaq Global Market on June 30, 2021, was approximately $751.1 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares of the Registrant outstanding as of February 25, 2022 was 51,921,446.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2021.

Auditor Firm Id:	85	Auditor Name:	KPMG LLP	Auditor Location:	Vancouver, BC, Canada

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including the Xenon logo and other trademarks or service marks of Xenon. Other trademarks, trade names, or service marks appearing in this Annual Report on Form 10-K belong to their respective holders.

Risk Factors Summary

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
•

We depend on our collaborative relationship with Neurocrine Biosciences Inc. to further develop and commercialize NBI-921352, and if our relationship is not successful or is terminated, we may not be able to effectively develop and/or commercialize NBI-921352, which could have a material adverse effect on our business;

•

We rely on third-party manufacturers to produce our clinical product candidates and commercial supplies. Any failure by a third-party manufacturer to produce acceptable supplies for us may delay or impair our ability to initiate or complete our clinical trials, gain regulatory approvals or commercialize approved products;

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

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Item 1.Business

We are a clinical stage biopharmaceutical company committed to developing innovative therapeutics to improve the lives of patients with neurological disorders. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy. In addition to our proprietary product candidates, we also have partnered programs with pharmaceutical companies, including Neurocrine Biosciences, Inc., or Neurocrine Biosciences, and Pacira BioSciences, Inc., or Pacira BioSciences.

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

•	Advancing selected proprietary product candidates through clinical development;
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

Our Pipeline

*Investigator-sponsored Phase 2 proof-of-concept study

Our Product Candidates

Overview of XEN1101, A Kv7 Potassium Channel Opener

XEN1101 is a differentiated Kv7 potassium channel opener being developed for the treatment of epilepsy and potentially other neurological disorders, such as major depressive disorder, or MDD. The Kv7 potassium channel mechanism has been clinically validated with ezogabine, an earlier generation Kv7 opener that was approved by the U.S. Food and Drug Administration, or FDA, as an adjunctive treatment for adults with focal seizures with or without secondary generalization. XEN1101’s unique composition is chemically designed to improve upon potency, selectivity and pharmacokinetics, or PK, of ezogabine, and is not expected to have ezogabine’s composition-specific tissue pigmentation effects.

Phase 1 studies conducted in healthy subjects suggested that XEN1101 was generally safe and well tolerated in the doses examined, and its PK profile supported a once-per-day dosing schedule.  Additionally, data from a Phase 1b transcranial magnetic stimulation, or TMS, cross-over study – which was designed to assess XEN1101’s ability and potency to modulate cortical excitability – demonstrated activity in the target CNS tissue and helped inform dose selection for our Phase 2b clinical trial.  In October 2021, we announced positive results from our Phase 2b X-TOLE clinical trial, which evaluated the clinical efficacy, safety and tolerability of XEN1101 administered as an adjunctive treatment for adult patients with focal epilepsy. The topline data showed all primary and secondary seizure reduction endpoints were statistically significant across all dose groups, including the primary endpoint of median reduction from baseline in monthly seizure frequency and in the key secondary endpoint of patients with at least a 50% reduction in monthly focal seizure frequency from baseline, with p-values of <0.001 for both the 20 mg and 25 mg dose groups. For a more detailed description of XEN1101 clinical results, see “Summary of XEN1101 Clinical Results” below.

We anticipate participating in an “end-of-Phase 2” meeting with the FDA in the second quarter of 2022 to support the initiation of our Phase 3 XEN1101 clinical program in adult patients with focal epilepsy, estimated in the second half of 2022. The X-TOLE open-label extension, which has been extended to three years, is expected to continue to generate important long-term data for XEN1101. We are also evaluating other potential epilepsy indications for the future development of XEN1101.

In addition, we are collaborating with the Icahn School of Medicine at Mount Sinai to conduct an investigator-sponsored Phase 2 proof-of-concept, multi-site, randomized, parallel-arm, placebo-controlled clinical trial of XEN1101 for the treatment of MDD, with patient enrollment underway. Approximately 60 patients with MDD will be randomized in a 1:1 fashion to XEN1101 (n=30) or matching placebo (n=30), with subjects taking 20 mg once a day of XEN1101 or placebo for 8 weeks. The primary objective is to investigate the effect of XEN1101 on brain measures of reward using functional Magnetic Resonance Imaging, or fMRI. Secondary endpoints include clinical measures of depression and anhedonia. In addition, an investigational new drug, or IND application has been submitted to the FDA to support our plans for a larger company-sponsored clinical study in MDD with XEN1101, which is expected to be initiated in the first half of 2022, pending acceptance of our regulatory filings.

We continue to execute on our comprehensive strategy to protect and expand the intellectual property portfolio that covers XEN1101. Importantly, two additional U.S. patents were granted in 2021 covering claims related to: (1) four distinct crystalline forms of XEN1101 drug substance and pharmaceutical compositions containing the same as compositions-of-matter, along with methods for their preparation and use, which cover the XEN1101 crystalline form in current and future clinical development; and (2) methods of enhancing the bioavailability of XEN1101 by administration with or close to a meal, which is consistent with the dosing of XEN1101 in our Phase 2b clinical trial. These U.S. patents are expected to expire in 2040 and 2039, respectively, absent any extensions of patent term. In addition to our four issued U.S. patents, we have four pending U.S. non-provisional patent applications related to XEN1101, along with approximately 14 foreign issued patents, three pending PCT international applications, and numerous pending applications in various foreign jurisdictions relating to XEN1101 and certain related compounds as of December 31, 2021. For a more detailed description of our intellectual property portfolio, see “—Intellectual Property” below.

Summary of XEN1101 Clinical Results

Phase 1: We completed a Phase 1 clinical trial that evaluated the safety, tolerability and PK of both single ascending doses, or SAD, and multiple ascending doses, or MAD, of XEN1101 in healthy subjects. The XEN1101 Phase 1 clinical trial also included a pharmacodynamic read-out from TMS studies that were designed to assess XEN1101’s ability and potency to modulate cortical excitability, thereby demonstrating activity in the target CNS tissue. The XEN1101 Phase 1 results include data from six SAD cohorts ranging in dose from 5 to 30 mg (n=34, placebo=8), including a crossover food effect cohort (n=10) with a single 20 mg dose. MAD results included three cohorts ranging in once daily doses from 15 to 25 mg (n=18, placebo=6) including two cohorts of 15 mg evaluated in a fasted and fed state over 7 and 10 days, respectively, and one cohort of 25 mg evaluated in a fed state over 10 days. The PK profile of XEN1101 supports a once-per-day dosing schedule without the need for titration. The majority of adverse events, or AEs, were mild or moderate, resolved spontaneously and were consistent with antiepileptic drugs of this class. There were no serious adverse events, deaths, or clinically significant delayed ventricular repolarization or laboratory findings. Phase 1 results suggest that XEN1101 is generally safe and well tolerated in the doses examined (single doses of up to 30 mg and multiple doses of up to 25 mg once daily).

Phase 1b: We also completed a Phase 1b double-blind, placebo-controlled, randomized cross-over TMS study that included 20 healthy male subjects. TMS measurements were taken at 2 and 4 hours for all subjects and, due to a prolonged absorption phase displayed by XEN1101, an additional TMS assessment time-point was added at 6 hours for a subset of subjects. Subjects were randomized initially to either a 20 mg dose of XEN1101 or placebo and then, after a one-week wash-out period, crossed over to the other treatment arm. XEN1101 reduced corticospinal excitability, as demonstrated by a concentration dependent elevation in resting motor threshold, or RMT, the key TMS-EMG measure. RMT increased in proportion to XEN1101 plasma concentration showing a mean ± standard error of mean increase of 4.9 ± 0.7% (p<0.01) at 6 hours. Active motor threshold, or AMT, also increased in proportion to plasma concentration of XEN1101 with an increase of 2.0 ± 0.4% at 6 hours. In addition, XEN1101 statistically significantly modulated TMS-evoked electroencephalogram, or EEG, potentials, or TEPs, in a pattern consistent with reductions in cortical excitability. Relative to time-matched placebo, at peak plasma levels, XEN1101 decreased the amplitude of TEPs vs placebo at 25, 45 and 180 ms after the TMS pulse. Additional measures of cortical excitability including global mean field power were similarly impacted. XEN1101 also shifted the power spectra of resting state EEGs toward lower frequencies. This Phase 1b TMS study provided evidence of the CNS effects of a 20 mg dose of XEN1101 as indicated by suppression of cortical and corticospinal excitability, which helped inform dose selection for our XEN1101 Phase 2b clinical trial.

Phase 2b X-TOLE Clinical Trial: In October 2021, we announced topline results from the Phase 2b X-TOLE clinical trial, which was designed as a randomized, double-blind, placebo-controlled, multicenter study to evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as once-daily adjunctive treatment in adult patients with focal epilepsy. The study included a total of 325 randomized and treated subjects in the safety population and 323 subjects in the modified intent to treat population for the efficacy analyses. Subjects had an average age of 40.8 ± 13.3 years, and 8.9%, 40.3%, or 50.8% of the subjects were on and continued taking one, two, or three stable background anti-seizure medications, or ASMs, throughout the study, respectively, and failed a median of 6 previous ASMs prior to study entry. The median baseline seizure frequency across the study groups was approximately 13.5 seizures per month. Of the 285 subjects who completed the double-blind period, 96.5% entered the open-label extension to evaluate the long-term safety, tolerability, and effectiveness of XEN1101.

Summary of X-TOLE Efficacy Results: The X-TOLE trial met its primary efficacy endpoint with XEN1101 demonstrating a statistically significant and dose-dependent reduction from baseline in monthly (defined as 28 days) focal seizure frequency when compared to placebo (monotonic dose response; p<0.001). Primary and secondary measures in the topline data set included a pairwise comparison of each active dose to placebo and a responder analysis with the proportion of patients who achieved a 50% or greater reduction in monthly focal seizure frequency from baseline. XEN1101 demonstrated a statistically significant reduction from baseline in monthly focal seizure frequency in pairwise comparisons to placebo for all three XEN1101 doses. The median percent reduction in monthly focal seizure frequency was 52.8% in the XEN1101 25 mg group, 46.4% in the XEN1101 20 mg group, and 33.2% in the XEN1101 10 mg group compared to 18.2% in the placebo group. Statistical significance was achieved for all dose groups compared to placebo with 2-sided p-values of p<0.001 for 25 mg vs. placebo, p<0.001 for 20 mg vs. placebo, and p=0.035 for 10 mg vs. placebo. A prespecified secondary endpoint of the study was a responder analysis, which compared the proportion of study subjects treated with XEN1101 who achieved a ≥50% reduction in monthly focal seizures versus placebo. The percentage of subjects who achieved a ≥50% reduction in monthly focal seizures was 54.5% in the XEN1101 25 mg group, 43.1% in the XEN1101 20 mg group, and 28.3% in the XEN1101 10 mg group compared to 14.9% in the placebo group. Statistical significance was achieved for all dose groups compared to placebo with 2-sided p-values of p<0.001 for 25 mg vs. placebo, p<0.001 for 20 mg vs. placebo, and p=0.037 for 10 mg vs placebo. In addition to the topline data, further sub-analyses were presented in December 2021 at the Annual Meeting of the American Epilepsy Society, or AES 2021. These sub-analyses include the proportion of patients with at least a 75% reduction in monthly focal seizure frequency from baseline along with the proportion of patients who achieved 100% reduction in monthly seizure frequency from baseline. Efficacy results are summarized in the following table; all p-values are 2-sided comparing the active dose to placebo for the prespecified primary and secondary seizure reduction endpoints:

	XEN1101 25 mg (N=112)	XEN1101 20 mg (N=51)	XEN1101 10 mg (N=46)	Placebo (N=114)
Median reduction from baseline in monthly focal seizure frequency	52.8% (p<0.001)	46.4% (p<0.001)	33.2% (p=0.035)	18.2%
Patients with at least a 50% reduction in monthly focal seizure frequency from baseline	54.5% (p<0.001)	43.1% (p<0.001)	28.3% (p=0.037)	14.9%
Patients with at least a 75% reduction in monthly focal seizure frequency from baseline	29.5%	29.4%	8.7%	6.1%
Patients with 100% reduction in monthly focal seizure frequency from baseline	6.3%	7.8%	2.2%	1.8%

Additional sub-analyses were performed in patients with different baseline characteristics given that X-TOLE included a “difficult-to-treat” patient population as defined by the number of prior failed ASMs, concomitant ASMs on study, and baseline seizure burden. The table below outlines a sub-group analyses of median percent reduction in seizures within the 25 mg dose group, showing that there was a significant increase in seizure reduction in patients with less disease severity at baseline:

XEN1101 25 mg Median reduction from baseline in monthly focal seizures frequency
Overall in X-TOLE (N=112)	52.8%
Prior failed ASMs > 6	43.0%
Prior failed ASMs < 6	58.0%
Concomitant ASMs = 3	50.8%
Concomitant ASMs < 2	60.9%
Baseline seizures > 8.5 per month	50.8%
Baseline seizures < 8.5 per month	70.6%

In addition, an analysis of seizure reduction across seizure subtypes showed a median percent reduction in monthly focal seizure frequency of 86.9% in ‘type 4’ focal seizures that lead to generalized tonic-clonic seizures in the 25 mg dose group. A time-to-event analysis analyzing the time to reach the baseline monthly focal seizure count during the double-blind period showed a marked dose-dependent decrease in the rate of seizure recurrence when comparing XEN1101 to placebo.

These marked reductions in seizures were associated with statistically significant improvements in overall status, as assessed by physicians using the Clinical Global Impression of Change, or CGI-C, and by subject self-reporting using the Patient Global Impression of Change, or PGI-C, scales in the XEN1101 25 mg group, which are shown in the table below with 2-sided p-values:

	XEN1101 25 mg (N=112)	Placebo (N=114)
CGI-C (Portion of patients much improved or very much improved)	46.4% (p<0.001)	22.8%
PGI-C (Portion of patients much improved or very much improved)	42.9% (p=0.001)	21.9%

The XEN1101 25 mg group was statistically significant in CGI-C and PGI-C, and the XEN1101 20 mg group was statistically significant in PGI-C, while the XEN1101 20 mg group in CGI-C and the XEN1101 10 mg group for both CGI-C and PGI-C showed numerical improvements over placebo but were not statistically significant.

Summary of X-TOLE Safety Results: XEN1101 was generally well-tolerated in this study with AEs consistent with other ASMs. The incidence of treatment-emergent adverse events, or TEAEs, was higher in the treatment groups as compared to the placebo group, with 62.3% of patients in the placebo group, 67.4% of patients in the XEN1101 10 mg group, 68.6% of patients in the XEN1101 20 mg group, and 85.1% of patients in the XEN1101 25 mg group experiencing at least one TEAE. The TEAEs that were greater than or equal to 5% in all treatment arms were attributed to nervous system disorders; psychiatric disorders; general disorders; gastrointestinal disorders; eye disorders; and infections – with the majority related to the central nervous system, mild or moderate in severity, and occurring early in the treatment period. Across all XEN1101 dose groups (n=211), the most common TEAEs were dizziness (n=52, 24.6%), somnolence (n=33, 15.6%), fatigue (n=23, 10.9%), and headache (n=21, 10.0%). The breakdown of subjects with dizziness across dose groups including placebo is as follows: 8 subjects (7.0%) in the placebo group, 3 subjects (6.5%) in the 10 mg group, 13 subjects (25.5%) in the 20 mg group, and 36 subjects (31.6%) in the 25 mg group. The incidence of treatment-emergent serious adverse events, or SAEs, was similar in all four arms of the study with 2.6% of patients in the placebo group, 4.3% of patients in the XEN1101 10 mg group, 3.9% of patients in the XEN1101 20 mg group, and 2.6% of patients in the XEN1101 25 mg group experiencing at least one treatment-emergent SAE. There were 3.5% of subjects in the placebo group, 2.2% of subjects in the XEN1101 10 mg group, 13.7% of subjects in the XEN1101 20 mg group, and 15.8% of subjects in the XEN1101 25 mg group that had an AE leading to treatment discontinuation. Two TEAEs of urinary retention were reported in the active treatment groups, one of which required a dose reduction, and both subjects remained on drug with no other changes or intervention. There was no evidence of urinary retention based upon mean differences across treatment groups in the total or individual items of the American Urological Associations Symptoms Index. There was no cardiovascular signal of concern based on vital signs from resting or orthostatic tests; there were no safety signals of concern from physical or neurologic exams; and there were no signals of concern from ECGs, safety labs or urinalysis. Weight changes were modest with mean changes of 0.2 kg in the placebo group, 0.6 kg in the 10 mg group, 1.6 kg in the 20 mg group and 1.9 kg in the 25 mg group. There have been no TEAEs of pigmentary abnormalities reported during the double-blind phase of the study or in preliminary analysis during the ongoing open-label extension to date with approximately 100 subjects now treated more than 12 months.

Epilepsy and Focal Onset Seizures

Epilepsy is a chronic neurologic disorder, the hallmark of which is recurrent, unprovoked and upredictable seizures. Individuals are diagnosed with epilepsy if they have two unprovoked seizures (or one unprovoked seizure with the likelihood of recurrent seizures) that were not caused by a known and reversible medical condition. Seizures are generally described in two major groups: generalized seizures and focal seizures. Focal seizures are the most common type of seizure experienced by people with epilepsy. A focal seizure is localized within the brain and can either stay localized or spread to the entire brain, which is typically categorized as a secondary generalized seizure. Focal seizures account for approximately 60% of seizures in the U.S., which results in a total focal onset seizure patient population of approximately 1.8 million patients.

Numerous ASMs are available for the treatment of focal seizures in the U.S. The treatment of an individual patient with focal seizures is currently focused on reduction of seizure frequency, with seizure freedom as the ultimate goal. Early treatment typically begins with monotherapy followed by increasing use of polypharmacy to manage patients with residual seizure burden.  Despite the availability of multiple treatment options, approximately 50% of patients are considered inadequately managed with initial lines of therapy warranting additional treatment options. For poorly managed patients, physicians increasingly turn to complementary mechanisms used as adjunctive therapy to control seizures. Based on our prior market research, we believe XEN1101 could offer a compelling value proposition for focal epilepsy patients with residual seizure burden if approved.

Overview of XEN496, a Kv7 Potassium Channel Opener

XEN496, a Kv7 potassium channel opener, is a proprietary, pediatric formulation of the active ingredient ezogabine being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. The Kv7 potassium channel mechanism has been clinically validated with ezogabine, an earlier generation Kv7 opener that was approved by the FDA as an adjunctive treatment for adults with focal seizures with or without secondary generalization. Published case reports where physicians have used ezogabine in infants and young children with KCNQ2-DEE suggest that XEN496 may be efficacious in this often hard-to-treat pediatric patient population.

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

Ongoing Clinical Development of XEN496

We have developed XEN496 as a proprietary, pediatric-specific, immediate-release formulation of ezogabine. To support the Phase 3 clinical trial of XEN496 in patients with KCNQ2-DEE, we completed a PK study testing our pediatric formulation in 24 healthy adult volunteers. The PK profile observed for XEN496 was comparable to historical PK data for immediate-release ezogabine tablets, with XEN496 showing similar absorption and elimination curves.

We have initiated a Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called the EPIK study, evaluating the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than 6 years with KCNQ2-DEE. After screening, patients will enter a baseline period to assess the frequency of seizures. Eligible subjects will be randomized on a 1:1 basis to receive either XEN496 or placebo for approximately 15 weeks (titration and a 12-week maintenance period). At the end of treatment, there will be a period of tapering off of study drug, followed by a 28-day safety monitoring period. Patients may be considered for an open-label extension if they meet all requirements. The primary endpoint is the percent change from baseline in monthly countable motor seizure frequency during the blinded treatment period, as recorded by caregivers in a daily seizure diary. Key secondary endpoints include the proportion of patients experiencing greater than or equal to 50 percent reduction in monthly seizure frequency from baseline, caregiver global impression of change, or CaGI-C, scores, and caregiver global impression of severity, or CaGI-S, scores. We anticipate that the EPIK study will be completed in the first half of 2023.

About KCNQ2-DEE

KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE, otherwise known as EIEE7, is a rare, severe neurodevelopmental disorder with a significant seizure burden and profound developmental impairment. KCNQ2-DEE is uniquely characterized by multiple, daily, refractory seizures presenting within the first week of life with a prominent tonic component and autonomic signs. Seizures are often accompanied by clonic jerking or complex motor behavior. The EEG at onset of the disease shows a burst suppression pattern later evolving into multifocal epileptiform activity. The infants usually develop a severe to profound intellectual disability with axial hypotonia that can be accompanied by limb spasticity. The seizure activity typically decreases with age with some patients becoming seizure free or experiencing more minor seizure burden by 3 to 5 years of age; however, a survey of patient caregivers indicates that a significant proportion of patients have ongoing seizures beyond this age range. The intellectual disability and other co-morbidities are not reversed or improved with age and patients generally require life-long care. Patients are often non-verbal, and some children may also have autistic features. Seizure-related bradycardia and oxygen desaturation with cyanosis have been observed and are thought to contribute to the significant risk of sudden unexpected death in epilepsy, or SUDEP, in these children. An epidemiology study from Europe examining the incidence and phenotypes of childhood-onset genetic epilepsies reports the incidence of KCNQ2-DEE as approximately 1 per 17,000 live births.

New Pipeline Opportunities

Given our expertise in drug discovery, our efforts are concentrated on the identification of ion channel targets where we believe novel openers might represent significant therapeutic advances, with a particular focus on epilepsy and other CNS-related indications. Expansion of our pipeline may come from our internal research efforts and through the acquisition or in-licensing of other external product candidates.

Our Partnered Programs

NBI-921352, A Clinical Stage, Selective Nav1.6 Sodium Channel Inhibitor for the Treatment of Epilepsy

In December 2019, we entered into a license and collaboration agreement with Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a clinical stage selective Nav1.6 sodium channel inhibitor, and an exclusive license to pre-clinical compounds for development, including selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors. The agreement also included a multi-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors. Pursuant to the terms of the agreement, we have the potential to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties. For a more detailed description of the terms of this agreement with Neurocrine Biosciences, see “—Collaborations, Commercial and License Agreements” below.

NBI-921352 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed to treat pediatric patients with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE, and other potential indications, including adult focal epilepsy. Neurocrine Biosciences has received orphan drug and rare pediatric disease designations from the FDA for NBI-921352 in SCN8A-DEE. Prior to our license and collaboration agreement with Neurocrine Biosciences, we completed a Phase 1 clinical trial in healthy adult subjects, and subsequently developed a pediatric-specific, granule formulation. Neurocrine Biosciences is currently conducting a Phase 2 clinical trial evaluating NBI-921352 in adult patients with focal-onset seizures, with data expected in 2023. In addition, a Phase 2 clinical trial is underway evaluating NBI-921352 in pediatric patients (aged between 2 and 21 years) with SCN8A-DEE.

PCRX301, a Nav1.7 Inhibitor for the Treatment of Post-Operative Pain

In September 2019, we entered into an agreement providing Flexion Therapeutics, Inc., or Flexion, with the global rights to develop and commercialize XEN402, a Nav1.7 sodium channel inhibitor. In November 2021, Pacira BioSciences completed its acquisition of Flexion, including Flexion’s global rights to develop and commercialize XEN402, which has been formulated for extended release from a thermosensitive hydrogel and is now known as PCRX301 (previously FX301). A Phase 1b proof-of-concept trial is underway evaluating the safety and tolerability of PCRX301 administered as a single-dose, popliteal fossa nerve block in patients undergoing bunionectomy, with topline data potentially available in the second quarter of 2022. Pursuant to the terms of the agreement, we have the potential to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties. For a more detailed description of the terms of this agreement with Pacira Biosciences, see “—Collaborations, Commercial and License Agreements” below.

Collaborations, Commercial and License Agreements

License and Collaboration Agreement with Neurocrine Biosciences, Inc.

On December 2, 2019, we entered into a license and collaboration agreement, or the Collaboration Agreement, with Neurocrine Biosciences to establish a collaboration under which the parties will identify, research and develop sodium channel inhibitors, including our clinical candidate XEN901, now known as NBI-921352, and preclinical candidates XEN393, XPC’535 and XPC’391, which compounds Neurocrine Biosciences will have the exclusive right to further develop and commercialize under the terms and conditions set forth in the Collaboration Agreement.

Licenses.  Under the terms of the Collaboration Agreement we granted to Neurocrine Biosciences an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights for the research, development and commercialization of (i) NBI-921352; (ii) XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs; and (iii) certain research compounds that bind to and inhibit voltage-gated sodium channels Nav1.2 and Nav1.6 as their primary mechanism of action, collectively, the Research Compounds and, together with NBI-921352 and the DTCs, the Compounds, on a worldwide basis for the treatment, cure, diagnosis, prediction or prevention of any human disease or disorder, state, condition and/or malady, subject to certain exceptions set forth in the Collaboration Agreement.  We also granted to Neurocrine Biosciences a non-exclusive, non-royalty-bearing, sublicensable license to certain of our intellectual property rights for the screening of compounds for identification as a Select Nav Inhibitor (as defined below) and for the research of certain compounds otherwise expressly excluded from the Collaboration Agreement, or the Excluded Compounds.

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

Collaboration Programs.  We are collaborating with Neurocrine Biosciences on the conduct of two collaboration programs: (i) a joint research collaboration to discover, identify and preclinically develop Research Compounds, or the Research Program, and (ii) a collaborative development program for NBI-921352 and two DTCs selected by the JSC, or the Initial Development Program and, together with the Research Program, referred to as the Collaboration Programs.  The Research Program is intended to include the preclinical development of our existing non-clinical Research Compounds and the discovery of new back-up and follow-on Research Compounds to NBI-921352 and the two DTCs selected by the JSC as clinical development candidates for subsequent development and commercialization by Neurocrine Biosciences.  During the term of the Research Program, the parties will conduct related activities in accordance with an agreed research plan and budget.  Each party will be solely responsible for all costs such party incurs to conduct its activities under the research plan, provided that Neurocrine Biosciences will reimburse us for certain full-time employees and out-of-pocket expenses incurred by us in accordance with the research budget.  The Collaboration Agreement includes a two-year Research Program which has been extended to June 2022.

The Initial Development Program will include: (i) completion of any preclinical and clinical studies that are ongoing as the date of the Collaboration Agreement of any NBI-921352 product and the two DTC products selected by the JSC; (ii) a pharmacokinetic, drug-drug interaction and food effect Phase 1 clinical trial of a NBI-921352 product to examine the adequacy of a new pediatric formulation; and (iii) all preclinical studies of two DTC products containing the two DTCs selected by the JSC.  The parties will use their commercially reasonable efforts to conduct the development activities under the Initial Development Program pursuant to specific development plans.  Each party will be solely responsible for all costs such party incurs to conduct its activities under these development plans, provided that, with respect to NBI-921352 development activities, Neurocrine Biosciences will reimburse us for certain full-time employees and out-of-pocket expenses incurred by us, and with respect to certain development activities related to the two JSC-selected DTCs, the JSC may determine that Neurocrine Biosciences shall make such reimbursements.

Development, Regulatory and Manufacturing.  Except for the activities set forth in the plans for the Collaboration Programs, Neurocrine Biosciences will be solely responsible, at its sole cost and expense, for all development and manufacturing of the Compounds and any pharmaceutical product that contains a Compound, subject to the Co-Funding Option (as defined below).  For the first indication that meets or exceeds a specified prevalence threshold, or a Major Indication, for which Neurocrine Biosciences intends to conduct a Phase 3 clinical trial of a NBI-921352 product or the first clinical trial of a DTC product following a successful Phase 2 clinical trial for such DTC product, Neurocrine Biosciences will prepare a development plan including an estimated budget and provide such plan to us.  We will have the right to elect to co-fund the development of one product in a Major Indication under such development plan and to receive a mid-single digit percentage increase in royalties owed on the net sales as calculated pursuant to the terms of the Collaboration Agreement, or Net Sales, of such products in the United States, or the Co-Funding Option.  If we exercise the Co-Funding Option, the parties will share equally all reasonable and documented costs and expenses that Neurocrine Biosciences incurs in connection with the development of such product in the applicable indication, except costs and expenses that are solely related to the development of such product for regulatory approval outside the United States.

Neurocrine Biosciences will be the regulatory sponsor and will be solely responsible for all regulatory activities (except for those delegated to us) under the Collaboration Agreement, including submitting one or more INDs for a NBI-921352 product.  If the FDA grants a Rare Pediatric Disease Priority Review Voucher in connection with the approval of a New Drug Application for a NBI-921352 product, Neurocrine Biosciences may, at its option, (i) sell it to a third party and share a specified portion of the proceeds with us; (ii) use it for a product Neurocrine Biosciences is developing outside the Collaboration Agreement and pay us a specified portion of the voucher’s intrinsic value (as calculated pursuant to the terms of the Collaboration Agreement); or (iii) use the voucher for a pharmaceutical product that contains a Compound, in which case no payments would be due to us.  If the FDA grants Neurocrine Biosciences a voucher in connection with any other product, Neurocrine Biosciences will retain all rights to such voucher without any payment or other obligations to us.

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

The Collaboration Agreement also provides for potential aggregate development and regulatory milestone payments from Neurocrine Biosciences to us of up to $325.0 million for a NBI-921352 product and up to $247.5 million for each other Compound up to a maximum of three other Compounds.  Sales-based milestones of up to $150.0 million for each Compound, including a NBI-921352 product, will be paid from Neurocrine Biosciences to us upon the achievement of certain Net Sales targets, up to a maximum of four Compounds.

Neurocrine Biosciences has further agreed to pay us royalties based on future Net Sales of any pharmaceutical product that contains a Compound.  Such royalty percentages, for Net Sales in and outside the United States, range from (i) for a NBI-921352 product, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (ii) for each DTC product, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (iii) for each Research Compound product, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively.

Neurocrine Biosciences’ obligations to pay royalties with respect to a product and country will expire upon the latest of: (i) the expiration of the last to expire valid claim in (a) the parties’ joint patent rights filed during the Research Term or a specified period of time thereafter or (b) our patent rights as specified in the Collaboration Agreement, in each case that cover such product; (ii) ten years from the first commercial sale of the product in such country; and (iii) the expiration of regulatory exclusivity for such product in such country, or the Royalty Term.  Royalty payments are subject to reduction in specified circumstances, including expiration of patent rights or if average Net Sales decrease by a certain percentage after the introduction of a generic product.

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

Neurocrine Biosciences may terminate the Collaboration Agreement in its entirety or on a product-by-product or country-by-country basis, for any or no reason, by providing at least 90 days’ written notice, provided that such unilateral termination will not be effective (i) with respect to a NBI-921352 product until Neurocrine Biosciences has used its commercially reasonable efforts to complete one Phase 2 clinical trial for a NBI-921352 product; (ii) with respect to a DTC product until Neurocrine Biosciences has used its commercially reasonable efforts to complete one Phase 1 clinical trial for a DTC product; and (iii) with respect to the Collaboration Agreement in its entirety until Neurocrine Biosciences has used its commercially reasonable efforts to complete both of these clinical trials.  Either party may terminate the Collaboration Agreement in the event of a material breach in whole or in part, subject to specified conditions.  If Neurocrine Biosciences is entitled to terminate the Collaboration Agreement due to our uncured material breach, in lieu of termination, Neurocrine Biosciences may elect to reduce all subsequent payments owing from Neurocrine Biosciences to us by half.

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

Amendment. In January 2021, we entered into an amendment with Neurocrine Biosciences pursuant to which we revised certain IND acceptance criteria relating to NBI-921352 for the potential treatment of SCN8A-DEE. Pursuant to the terms of the Collaboration Agreement, as amended in January 2021, based on the regulatory approval of a clinical trial application in Europe for NBI-921352 for focal-onset seizures in adults, in September 2021 we received an aggregate milestone payment of $10.0 million in the form of $4.5 million in cash and a $5.5 million in equity investment. Subsequent to year-end, in January 2022, we received an aggregate milestone payment of $15.0 million in the form of a $6.75 million payment in cash and a $8.25 million equity investment, based on the FDA’s acceptance of a protocol amendment to expand the study population of a clinical trial in pediatric patients with SCN8A-DEE.

In February 2022, we entered into a second amendment with Neurocrine Biosciences pursuant to which the restrictions imposed on Neurocrine Biosciences prohibiting it from developing, seeking regulatory approval for, marketing or promoting certain early compounds (as the term is defined in the Collaboration Agreement) in the pain field (as the term is defined in the Collaboration Agreement) were removed.

Share Purchase Agreements

On December 2, 2019, pursuant to the Collaboration Agreement, we entered into a Share Purchase Agreement, or SPA, with Neurocrine Biosciences pursuant to which we issued and sold 1,408,847 of our common shares, or Shares, to Neurocrine Biosciences in a private placement for an aggregate purchase price of $20.0 million, or $14.196 per share. The purchase price represented a 20% premium to the closing price of our common shares on November 29, 2019.

In September 2021, pursuant to the Collaboration Agreement, as amended in January 2021, we entered into a SPA with Neurocrine Biosciences pursuant to which we issued and sold 275,337 of our Shares to Neurocrine Biosciences in a private placement for an aggregate purchase price of $5.5 million, or $19.9755 per share. The purchase price represented a 15% premium to our 30-day volume-weighted average price immediately prior to the public announcement.

Subsequent to year-end, in January 2022, pursuant to the Collaboration Agreement, as amended in January 2021, we entered into a SPA with Neurocrine Biosciences pursuant to which we issued and sold 258,986 of our Shares to Neurocrine in a private placement for an aggregate purchase price of $8.25 million, or $31.855 per share. The purchase price represents a 15% premium to our 30-day volume-weighted average price immediately prior to the public announcement.

The SPAs contain certain other customary terms and conditions, including mutual representations, warranties, and covenants.

Asset Purchase Agreement with Flexion Therapeutics, Inc., which was subsequently acquired by Pacira Biosciences, Inc.

On September 9, 2019, we entered into an asset purchase agreement with Flexion pursuant to which Flexion acquired all rights with respect to our investigational compound XEN402 and a related compound, including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402 owned or controlled by us. XEN402 is a Nav1.7 sodium channel inhibitor that we had previously developed with our collaborator, Teva Pharmaceuticals International GmbH and its affiliated entities, or Teva.  Pursuant to the terms of the agreement, Flexion also assumed certain liabilities relating to the purchased assets, including the obligation to pay a low single-digit percentage royalty to Teva on net sales of any approved products incorporating XEN402. Flexion paid an upfront purchase price of $3.0 million for the purchased assets and a $0.5 million milestone payment for the initiation of the first good laboratory practices, or GLP, toxicology study. In addition, in 2021, the FDA cleared the first IND application for FX301, an extended-release formulation of XEN402, and Flexion initiated a Phase 1b clinical trial, resulting in milestone payments of $1.0 million and $2.0 million, respectively, to us.

In November 2021, Pacira BioSciences completed its acquisition of Flexion, which included Flexion’s global rights and liabilities related to developing and commercializing FX301, now known as PCRX301. Pursuant to the terms of the agreement, we are eligible for a development milestone payment of $5.0 million upon initiation of a Phase 2 proof-of-concept clinical trial. Following a successful proof-of-concept clinical trial, we would be eligible to receive additional clinical development and global regulatory approval milestone payments of up to $40.75 million, commercialization milestone payments of up to $75.0 million, as well as future royalties on sales of any approved products ranging from mid-single to low-double digit percentages, depending on the level of worldwide net sales.

The agreement contains customary representations, warranties and covenants, including a covenant by us not to develop a competing product for the treatment of post-surgical pain and a covenant by Pacira BioSciences not to develop a product for the treatment of epilepsy incorporating XEN402. Each party has agreed, subject to certain conditions and limitations, to indemnify the other party for breaches of representations, warranties and covenants and for losses arising from certain assumed/excluded liabilities, as applicable.

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

In August 2020, we entered into an amendment to the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Upon execution of the amendment, we made a payment of $0.3 million to 1st Order. We remain responsible for future potential payments to 1st Order of up to $0.9 million in clinical development milestones, up to $6 million in regulatory milestones for multiple indications, and $0.5 million in other milestones. There are no royalty obligations to 1st Order.

Intellectual Property

As part of our business strategy, we strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover our product candidates and their methods of use and processes for their manufacture, as well as other inventions that are important to our business. We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of use, treatment and patient selection, formulations and manufacturing processes created or identified from our ongoing development of our product candidates. We generally file applications in the U.S., Canada, the European Union, or EU, and other commercially significant foreign jurisdictions. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

As of December 31, 2021, we owned, co-owned or licensed 28 issued U.S. patents and approximately 15 pending U.S. patent applications, including provisional and non-provisional filings. We also owned, co-owned or licensed approximately 242 pending and granted counterpart applications worldwide, including 11 country-specific validations of three European patents.

As of December 31, 2021, we owned four issued U.S. patents, four pending U.S. non-provisional patent applications and two U.S. provisional patent applications related to XEN1101, and methods of making and using XEN1101 and certain related compounds. The issued patents are expected to expire between 2028 and 2040 (absent any extensions of term). In addition, we have 14 foreign issued patents (exclusive of European patent national validations), three pending PCT international applications, and approximately 34 pending applications in various foreign jurisdictions relating to XEN1101 and certain related compounds.

As of December 31, 2021, we have filed one U.S. non-provisional patent application and one pending PCT international application directed to XEN496 (i.e., our pediatric formulation of ezogabine), a genus of related formulations, and methods of making and using the same.  Any patents issuing from this application are expected to expire in 2040 (absent any extensions of term).

As of December 31, 2021, we owned three issued U.S. patents and one pending U.S. non-provisional patent application directed to NBI-921352 (formerly known as XEN901) and methods of making and using this and certain related compounds. The issued patents, along with any patents issuing from these applications, are expected to expire in 2037 (absent any extensions of term).  In addition, we owned five foreign issued patents (exclusive of European patent national validations), two pending PCT international applications, and we have 22 pending corresponding applications in various foreign jurisdictions relating to NBI-921352 and certain related compounds. Pursuant to our collaboration with Neurocrine Biosciences, Neurocrine Biosciences will oversee the prosecution, maintenance and other matters relating to the patent portfolio for NBI-921352 and the other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors.

As of December 31, 2021, we owned four issued U.S. patents, one U.S. non-provisional patent applications, and 120 pending corresponding applications in various foreign jurisdictions directed to certain of our selective inhibitors of Nav1.6 and/or Nav1.2 (exclusive of  NBI-921352), as well as methods of making and using the same. The issued patents, along with any patents issuing from these applications are expected to expire between 2037 and 2039 (absent any extensions of term). In addition, we owned two foreign issued patents (exclusive of European patent national validations) relating to our selective inhibitors of Nav1.6 and/or Nav1.2 (exclusive of NBI-921352), as well as methods of making and using the same.

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

ASMs for the Treatment of Epilepsy

If more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other ASMs. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamate, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel, cannabidiol, eslicarbazepine acetate, gabapentin and fenfluramine. The FDA has not yet approved any drug products specifically for KCNQ2-DEE or for SCN8A-DEE. There are other ASMs in clinical development that could potentially compete with our products, including products in development from Angelini Pharma, Biohaven Pharmaceutical Holding Company, Ltd, Eliem Therapeutics, Inc., Eisai Co., Ltd., Epygenix Therapeutics, Inc., Janssen Pharmaceuticals, Inc., Jazz Pharmaceuticals plc, Longboard Pharmaceuticals Inc., Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Praxis Precision Medicines, Inc., QurAlis Corporation, SK Life Science Inc., Stoke Therapeutics Inc., Takeda Pharmaceutical Company Ltd., Taysha Gene Therapies, Inc., UCB, Inc., and Zogenix Inc.

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

U.S. Drug Development Process

The process required by the FDA before a drug product may be marketed in the U.S. generally involves the following:

•	completion of nonclinical laboratory tests and animal studies according to GLPs and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•	submission to the FDA of an application for an IND, which must become effective before human clinical studies may begin;
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

Controlled Substance Regulation

The United States Controlled Substances Act, or CSA, establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the Drug Enforcement Administration, or DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA. Reports must also be made for thefts or losses of any controlled substance, and to obtain authorization to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.

The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in enforcement action that could have a material adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could result in criminal proceedings. Individual states also regulate controlled substances, and we and our contract manufacturers will be subject to state regulation on distribution of these products, including licensing, recordkeeping and security.

Controlled substances are also regulated pursuant to several international drug control treaties. These treaties are enforced by the United National Commission on Narcotic Drugs. The United States is a signatory to these treaties and thus must conform its laws and regulations to the international requirements, which generally include licensing, recordkeeping and reporting requirements. Any change in the international treaties regarding classification of these products could affect regulation of these substances in the United States and in other countries. Further, marketing approval and controlled substance classification procedures vary among countries, can involve additional testing and administrative review periods, and may be otherwise complicated if our product candidates contain ingredients already classified as controlled substances in the countries where we develop them, which could make such product candidates subject to applicable controlled substances laws prior to commercialization. Foreign regulation of controlled substances can differ significantly from U.S. DEA and state regulations. The time required to obtain marketing approval and controlled substance classification in other countries may differ from and be longer than that required to obtain FDA approval and DEA classification in the U.S.

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

Government Regulation Outside of the U.S.

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, research, development, testing, manufacture, quality control, controlled substances, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drugs, and reimbursement requirements. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed. Similar requirements regarding a CTA and ethics approval exist in Canada.

The requirements and process governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The Clinical Trials Regulation EU No 536/2014, which replaced the Clinical Trials Directive, entered into application on January 31, 2022, is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database.

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

Enacted in March 2010, the Patient Protection and Affordable Care Act, as amended, or PPACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, PPACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the PPACA also imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Other legislative changes have been proposed and adopted since PPACA was enacted. These new laws may result in reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is unclear.

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

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our business. In particular, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the PPACA. Thus, the PPACA will remain in effect in its current form. We cannot predict how this decision or future litigation will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level or their effect on our business.

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

In addition, in May 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which applies to all EU member states from May 25, 2018 and replaced the European Union Data Protection Directive. The GDPR has imposed many new or additional requirements including, but not limited to, obtaining consent of the individuals to whom the personal data relates, the nature and scope of notifications provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. Failure to comply with the GDPR could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution and/or civil fines or penalties. Additionally, GDPR creates a direct cause of action by individual data subjects. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical trials or other transactions from that we may gain access to personal data. In 2021, the UK became a “third country” under the GDPR. These changes in the law will increase our costs of compliance and result in greater legal risks. Other countries maintain different privacy laws that we are subject to.

The Physician Payment Sunshine Act, or the Sunshine Act, requires applicable manufacturers and certain distributors of prescription drugs, among other products, that are available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to covered recipients, such as physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals or to third parties on behalf of such physicians, non-physician healthcare professionals or teaching hospitals; and (ii) physician ownership (including immediate family member’s ownership) and investment interests in the entity. There are also an increasing number of state and local “sunshine” or transparency and reporting laws that require applicable manufacturers to make reports to states on pricing and marketing information. The U.S. federal government discloses the reported information on a publicly available website. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. These federal, state, and local laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Human Capital

Our board of directors and management recognize that creating long term enterprise value is advanced by considering the interests and concerns of many stakeholders, including the Company’s employees. As of December 31, 2021, we employed 153 employees, including 149 full-time and part-time permanent employees, of which 136 are located in Canada and 17 are located in the United States. Of our employees, 109 were primarily engaged in research and development, 49 of whom hold a Ph.D. or M.D. (or equivalent) degree. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

As competition for qualified personnel in the biotechnology and pharmaceutical field is intense, attracting and retaining qualified employees at all levels is critical to our business. We have established comprehensive and competitive compensation, leave and benefits programs to attract and retain the highly qualified personnel essential to our business. In addition to providing our employees with competitive salaries, we believe that employees should share in the potential financial gains resulting from the advancement of our programs and our practice is to award stock options to permanent employees, both upon initial hiring and annually thereafter, and pay annual bonuses to permanent employees based on the achievement of corporate and/or personal objectives. Our leave programs include paid vacation, personal, sick, disability and other paid and unpaid leaves. Our health and wellness programs include medical, dental, vision care, retirement savings programs and other benefits.

As a biopharmaceutical company with highly educated employees, we believe that our employees must stay current with advances in our industry and continue to grow in their careers. We offer a variety of internal training and development opportunities as well as dedicated resources for colleagues to attend conferences and external professional development programs.

We are committed to diversity, equity and inclusion, or DEI, at all levels of our company, and we have established a joint management/employee DEI Committee to progress this important issue. We will continue to focus on measuring and extending our diversity and inclusion initiatives across our entire workforce. We recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to comply with all applicable laws related to discrimination in the workplace.

In response to the COVID-19 pandemic, we provided many of our employees the option to work from home, implemented a halt of non-essential business travel, and offered employees the ability to access additional paid days off for child, elder and/or self-care. To support our employees who transitioned back to our premises to continue critical on-site work, we implemented additional safety and infection prevention measures including enhanced cleaning, additional personal protective equipment, and contact tracing protocols.

Manufacturing

We currently rely, and expect to continue to rely, on collaborators, either directly or through third-party contract manufacturers, or CMOs, to manufacture product candidates licensed to them or work with multiple CMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for pre-clinical testing and clinical trials and intend to do so for the commercial manufacture of our products. Accordingly, we have not internally developed any manufacturing facilities or hired related personnel.

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

Corporate Information

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187 of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We have one wholly-owned subsidiary as of December 31, 2021, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. Our principal executive offices are located at 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on the Nasdaq Global Market under the symbol “XENE.”

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We do not expect to have sustained profitability for the foreseeable future. We had a net loss of $78.9 million for the year ended December 31, 2021 and an accumulated deficit of $357.4 million as of December 31, 2021, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•	continue our research and pre-clinical and clinical development of our product candidates;
•	expand the scope of our clinical studies for our current and prospective product candidates;
•	initiate additional pre-clinical, clinical or other studies for our product candidates;
•	change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc. and other third parties;
•	maintain, protect and expand our intellectual property portfolio;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2021, we incurred $75.5 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in March 2021, we completed an underwritten public offering of 5,135,135 of our common shares, including 810,810 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses. In September 2021, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, we issued 275,337 common shares to Neurocrine Biosciences for an aggregate purchase price of $5.5 million. In October 2021, we completed an underwritten public offering of 10,000,000 of our common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $29.50 per common share, and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed on October 8, 2021, and we received proceeds of $323.9 million, net of underwriting discounts, commissions and offering expenses. In January 2022, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, we issued 258,986 common shares to Neurocrine Biosciences for an aggregate purchase price of $8.25 million. Further, we have previously entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell our common shares from time to time. As of December 31, 2021, we had sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions paid and transaction expenses, pursuant to the sales agreement.

Historically, we have also financed our operations through the incurrence of debt. Any future incurrence of indebtedness would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Such covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

We are subject to risks associated with currency fluctuations which could impact our results of operations.

As of December 31, 2021, approximately 3% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

While we are not currently a party to any material debt financing arrangements, we may consider such debt financing arrangements in the future. Any such debt financing we seek in the future may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we, or our collaborators, do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies.

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

For example, if more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamate, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel, cannabidiol, eslicarbazepine acetate, gabapentin and fenfluramine. The FDA has not yet approved any drug products specifically for KCNQ2 developmental and epileptic encephalopathy (otherwise known as KCNQ2-DEE or EIEE7) or for SCN8A developmental and epileptic encephalopathy (otherwise known as SCN8A-DEE or EIEE13). There are other ASMs in clinical development that could potentially compete with our products, including products in development from Angelini Pharma, Biohaven Pharmaceutical Holding Company, Ltd, Eliem Therapeutics, Inc., Eisai Co., Ltd., Epygenix Therapeutics, Inc., Janssen Pharmaceuticals, Inc., Jazz Pharmaceuticals plc, Longboard Pharmaceuticals Inc., Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Praxis Precision Medicines, Inc., QurAlis Corporation, SK Life Science Inc., Stoke Therapeutics Inc., Takeda Pharmaceutical Company Ltd., Taysha Gene Therapies, Inc., UCB, Inc., and Zogenix Inc.

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

If we are not successful in discovering, acquiring or in-licensing product candidates in addition to XEN496, and XEN1101, our ability to expand our business and achieve our strategic objectives may be impaired.

We have built a product development pipeline by identifying product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies. To date, our internal discovery efforts have yielded multiple development candidates, including XEN901, which we licensed to Neurocrine Biosciences and is now known as NBI-921352, and XEN402, which we sold to Flexion Therapeutics, Inc., or Flexion, acquired by Pacira BioSciences, Inc. in November 2021, or Pacira BioSciences, to use in its product candidate FX301, now known as PCRX301. Both our internal discovery efforts and our assessment of potential acquisition or in-licensing opportunities require substantial technical, financial and human resources, regardless of whether we identify any viable product candidates.

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

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA, Health Canada and other regulators, provide accurate information to the FDA, EMA, Health Canada and other regulators, comply with data privacy, data protection and security and healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, laws regarding data privacy and security, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the General Data Protection Regulation (EU) 2016/679, or GDPR, and the Personal Information Protection and Electronic Documents Act, or PIPEDA, as well as comparable laws in other jurisdictions, impose obligations with respect to safeguarding the privacy, use, security, protection and transmission of individually identifiable health information or other personal information such as genetic material or information we have obtained through our direct-to-patient web-based recruitment approach for identifying patients with rare or extreme phenotypes or patients identified for clinical trials.

Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Any misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, officers, directors, agents and representatives, including consultants, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or claims, demands, or lawsuits stemming from an actual or alleged failure to comply with these laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves, achieving a favorable settlement or otherwise asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions, exclusion from participation in government healthcare programs, or the curtailment or restructuring of our operations. Additionally, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

We may encounter difficulties in managing our growth, including headcount, and expanding our operations successfully.

Our business strategy involves continued development and, where development is successful, commercialization of select product candidates. In order to execute on this strategy, we will need to build out a regulatory, sales, manufacturing, supply chain and marketing infrastructure and expand our development capabilities or contract with third parties to provide these capabilities and infrastructure for us. To achieve this, we will need to identify, hire and integrate personnel who have not worked together as a group previously and compensate our employees on adequate terms in an increasingly competitive, inflationary market. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties.

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

To meet business objectives, we rely on both internal information technology systems and networks, and those of third parties and their vendors and contractors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. Computer system, network or telecommunications failures due to events such as damage or disrupted operations from ransomware or other malware, unauthorized access, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war, or natural disasters could interrupt our internal or partner operations. We are increasingly dependent upon our technology systems to operate our business with a growing remote workforce and our ability to effectively manage our business depends on the security, reliability and adequacy of our or our third-party contractors’ or vendors’ technology systems and data. A breakdown, invasion, corruption, destruction, breach or other compromise of our or our third-party contractors’ or vendors’ technology systems, including cloud technologies, and/or unauthorized access to, or the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, and cyberattacks such as phishing, social engineering, ransomware and other malware attacks could subject us to liability and increased costs or negatively impact the operation of our business. In addition, the loss of or alteration or other damage to pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. Any disruption or cybersecurity breach or other security incident that results in the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, including inappropriate disclosure, use or other processing of confidential, personal or proprietary information, or the perception or belief that any such incident has occurred, could cause us to be the subject of claims, demands, lawsuits, and other proceedings by private parties or governmental authorities, and to incur liability and other remediation costs, could harm our reputation and market position, and could result in delays in the development of our product candidates.

To date, we have not experienced any material impact to our business, financial position or operations resulting from cyberattacks or other information security incidents such as phishing, social engineering, ransomware or malware attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted in the future. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and private claims, demands or litigation and regulatory action. Moreover, the prevalent use of mobile devices that access confidential information and ability to work remotely increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. These risks may be heightened due to the increasing number of our and our vendors’ and contractors’ personnel working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures and, to date, have not detected a cybersecurity breach of our systems nor experienced a material system failure, our computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, third-party contract research organizations, or CROs, or other contractors, vendors, consultants, directors and partners remain potentially vulnerable to these events.

A variety of risks associated with international operations could materially adversely affect our business.

As we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

•	different regulatory requirements for initiating clinical trials and maintaining approval of drugs in foreign countries;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;
•	differing and multiple payor reimbursement regimes, government payers or patient self-pay systems;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in North America;
•	controlled substance legislation differs between countries and legislation in certain countries may restrict, limit or delay our ability to manufacture and/or transport our product candidates;

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

•

tighter restrictions on privacy and data protection, and more burdensome obligations associated with the collection, use and retention of data, including clinical data and genetic material, may apply in jurisdictions outside of North America;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
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

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 3 XEN496 (EPIK) clinical trial. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our Phase 2b XEN1101 (X-TOLE) clinical trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact ongoing or future clinical trials. Our EPIK trial is dependent upon our ability to initiate clinical sites and enroll patients despite the ongoing COVID-19 pandemic.

We continue to provide many of our employees the option to work from home and implemented a halt of non-essential business travel since March 2020. With the number of COVID-19 variants on the rise, including the more contagious Omicron variant, there is a risk that COVID-19 infections could affect a sizable number of employees at the same time, which could in turn significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, clinical trial drug product, supplies or services.

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross income and gross assets, we do not believe we were a PFIC for the taxable years ended December 31, 2021 and 2020 but we could be a PFIC in subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the current taxable year or future taxable years.

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

We currently carry product liability insurance with amounts of coverage that we believe are appropriate relative to our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may then be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause the market price of our common shares to decline and, if judgments exceed our insurance coverage, could adversely affect our future results of operations and business.

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

•

HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters, and which, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and HIPAA’s and HITECH’s implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physicians Payment Sunshine Act, also referred to as the CMS Open Payments, which requires applicable manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to: certain payments or other transfers of value made to physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals as well as information regarding ownership or investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the collection, export, privacy, use, protection and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare and privacy and data protection laws and regulations may involve substantial costs and may require us to undertake or implement additional policies or measures. We may face claims and proceedings by private parties, and claims, investigations and other proceedings by governmental authorities, relating to allegations that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, and it is possible that courts or governmental authorities may conclude that we have not complied with them, or that we may find it necessary or appropriate to settle any such claims or other proceedings. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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
•

our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our pre-clinical studies and clinical trials, including supply chain issues resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	unforeseen disruptions, caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

These risks and uncertainties could impact any of our or our collaborators’ clinical programs and any of the clinical, regulatory or operational events described above could change our or our collaborators’ planned clinical and regulatory activities. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our X-TOLE trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact other trials in the future. In addition, due to the impact of the COVID-19 pandemic, we have experienced an impact on the initiation of clinical sites in our EPIK trial. COVID-19 may continue to impact the enrollment of patients in our XEN496 EPIK clinical trial.

The results of any Phase 3 or other pivotal clinical trial, including without limitation our EPIK trial, may not be adequate to support marketing approval. These clinical trials are lengthy and, with respect to non-orphan indications, usually involve many hundreds to thousands of patients. With respect to orphan indications like KCNQ2-DEE or SCN8A-DEE, clinical trials can also be lengthy due to the challenge of identifying patients. Even if patients are successfully identified, they may fail screening criteria including baseline seizure burden and, as a result, not be enrolled in the trial. Any challenges associated with identifying, screening and/or enrolling patients in our trials may extend the time needed to complete our EPIK trial or other clinical trials or require additional sites to be initiated in order to achieve target enrollment numbers and to complete our clinical trials, which may increase the cost of our operations and/or delay the timing of our regulatory approval. In addition, if the FDA, EMA, Health Canada or another regulator disagrees with our or our collaborators’ choice of the key testing criterion, or primary endpoint, the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA, Health Canada or other regulators also may require additional clinical trials as a condition for approving any of these product candidates.

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

XEN496 targets an ultra-orphan indication of KCNQ2-DEE and the FDA has indicated that a single, small pivotal trial may be sufficient to demonstrate effectiveness and safety in KCNQ2-DEE provided that no new or unexpected safety issues arise during drug development. However, other regulatory authorities may require additional data. Further, even though we believe the safety and efficacy profile of ezogabine, the active ingredient in XEN496, in pediatric patients with KCNQ2-DEE generated to date by others appears promising based on published clinical case reports, we do not yet know if our pediatric-specific formulation of XEN496 will have the same or similar safety, pharmacokinetic and/or efficacy profile in pediatric patients with KCNQ2-DEE as the original formulation of ezogabine. If we are unable to replicate the published clinical case reports, due to the new formulation or any other factors, the clinical development of XEN496 may not be successful and the FDA or other regulatory authorities may require additional data in more patients or we may not be able to generate sufficient data for approval in this patient population.

Clinical trials may fail to demonstrate adequately the safety and efficacy of our or our collaborators’ product candidates, at any stage of clinical development. Terminating the development of any of our or our collaborators’ product candidates could materially harm our business and the market price of our common shares.

Our and our collaborators’ clinical product candidates, which include XEN1101, XEN496, NBI-921352 (being developed by our collaborator Neurocrine Biosciences), and PCRX301 (being developed by Pacira BioSciences), along with product candidates we expect to enter clinical development which include our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we or our collaborators must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that each product candidate is both safe and effective for use in each target indication. Failure can occur at any time during the clinical trial process. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved as products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition to the safety and efficacy trials of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, statistical analysis plan, placebo effect, patient enrollment criteria, patient compliance and trial execution. Data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Failure of a clinical trial due to any of these reasons could materially harm our business and the market price of our common shares.

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

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE and other early infantile epileptic encephalopathies, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our or our collaborators’ clinical trials. This means that we or our collaborators will generally have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we or our collaborators’ experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical studies altogether. Even if we or our collaborators’ are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our or our collaborators’ product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

If we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.

Although we have pending provisional and non-provisional patent applications related to XEN496, this product candidate is not currently covered by any issued patents and we may have to rely solely on orphan drug designation to gain market exclusivity for this product candidate. Currently, this designation provides market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. In the EU, for orphan medicines, a valid and completed Pediatric Investigation Plan, or PIP, could qualify the sponsor for a two-year marketing exclusivity extension to the ten-year marketing exclusivity which is granted at the time of review of the orphan medicinal designation. The orphan drug market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. We have received orphan drug designation from the FDA and orphan medicinal product designation was granted by the European Commission to XEN496 as a treatment of KCNQ2-DEE and Neurocrine Biosciences received orphan drug designation from the FDA for NBI-921352 as a treatment of SCN8A. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position. Further, not all jurisdictions, such as Canada, have orphan drug designations. Neither orphan drug designation, nor rare pediatric disease, or RPD, designation gives the drug any advantage in the regulatory review or approval process other than potential fee reductions, and in the case of RPD, priority review vouchers.

Although the FDA has granted  RPD designation to NBI-921352 for the treatment of SCN8A-DEE, we may not be able to realize any value from such designation.

NBI-921352, being developed by our collaborator Neurocrine Biosciences, has received RPD designation for the treatment of SCN8A-DEE. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA’s RPD priority review voucher program, upon the approval of an NDA or a biologics license application, BLA, for the treatment of an RPD, the sponsor of such application would be eligible for a priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance  Neurocrine Biosciences will receive a RPD priority review voucher or that use of the priority review voucher will result in a faster review or approval for a subsequent marketing application. It is possible that even if Neurocrine Biosciences obtains approval for NBI-921352 in SCN8A-DEE and qualifies for such a priority review voucher, the program may no longer be in effect at the time of approval of this product candidate. Also, although priority review vouchers may be freely sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we or our any of our collaborators were to sell a priority review voucher to a third party. In addition, as part of the Coronavirus Response and Relief Supplemental Consolidated Appropriations Act of 2021, Congress extended FDA authorization to operate the RPD Priority Review Voucher Program through fiscal year 2024. RPD Designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

Even though XEN496 has Fast Track designation from FDA for the prevention of KCNQ2-DEE, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that XEN496 will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA Fast Track or Breakthrough Therapy designations and/or PRIority Medicines, or PRIME, designation from the EMA, for which sponsors must apply. The FDA and the EMA have broad discretion whether or not to grant those designations. Although we have received Fast Track designation for the investigation of XEN496 for the treatment of KCNQ2-DEE, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designation and the EMA may withdraw PRIME designation if the relevant agency believes that the designation is no longer supported by data from the applicable clinical development program.

Results of pre-clinical studies and/or earlier clinical trials may not be predictive of the results of later-stage clinical trials and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, Health Canada or foreign regulatory authorities.

The results of pre-clinical studies, either generated by us, such as for XEN901 (licensed to Neurocrine Biosciences and is now known as NBI-921352) or XEN402 (owned by Pacira BioSciences for use in its product candidate PCRX301), by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases or disorders under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases or disorders for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, NBI-921352 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical models may not be predictive of clinical efficacy due to its novel molecular mechanism.

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

Interim, initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular preclinical study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and could have a material adverse effect on the success of our business. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, results of operations, prospects or financial condition. Further, disclosure of interim, top-line or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

Our approach to drug discovery is unproven, and we do not know whether we will be able to develop any products of commercial value.

Our approach to drug discovery may not reproducibly or cost-effectively result in the discovery of product candidates and development of commercially viable products that safely and effectively treat human disease.

Our drug discovery efforts may initially show promise in identifying additional potential product candidates yet fail to yield viable product candidates for clinical development or commercialization. Such failure may occur for many reasons, including that any product candidate may, on further study, be shown to have serious or unexpected side effects or other characteristics that indicate it is unlikely to be safe or otherwise does not meet applicable regulatory criteria and/or not be capable of being produced in commercial quantities at an acceptable cost, or at all.

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

As product candidates are developed through pre-clinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results, to extend patent protection and/or to target different populations. For example, XEN496 is a pediatric-specific formulation of ezogabine and we have also developed a pediatric formulation for NBI-921352 that was included in the license to Neurocrine Biosciences. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with the same formulation in adults or with other formulations. Unexpected changes in the performance of a new formulation may affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of additional bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our or our collaborators’ ability to commence product sales and generate revenue.

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

We do not have a sales or marketing infrastructure and, as a company, have no sales, marketing or distribution experience. Our strategy involves building our own commercial infrastructure to selectively commercialize future products in certain commercial markets which will be expensive and time consuming. For certain products, including XEN496 and XEN1101, and/or specific commercial markets, we may seek commercial partners. In some cases, we may seek to retain the right to participate in the future development and commercialization of such products if we believe such involvement would advance our business.

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

Any regulatory approvals that we receive for the product candidates we commercialize, alone or with a collaborator, will be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product and compliance with the approved package insert. In addition, our product candidates may receive schedule classifications under the Controlled Substances Act of 1970 (or scheduling classifications under similar legislation outside of the United States) which will result in additional complexity and may result in delays and restrictions with respect to manufacturing, supply chain, licensing, import/export and distribution.

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

To the extent we develop and commercialize product candidates that contain or are considered controlled substances, such product candidates are subject to controlled substance laws and regulations in the territories where the product candidates will be developed and commercialized, and any failure by us or our CROs, CMOs and other contractors to comply with controlled substance laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition

XEN496 contains ezogabine, a Schedule V controlled substance, and is subject to controlled substance laws and regulations in the U.S. We have received letters of no objection which confirm XEN496 is not considered a controlled substance in Canada, Australia and the European countries where XEN496 will be imported for the EPIK trial. We may in the future develop other product candidates that are considered controlled substances in multiple jurisdictions, such as the U.S., Canada, and the EU, which will expose us to additional controlled substance regulatory requirements in each applicable jurisdiction where we engage in regulated activities, including storage, manufacture, research, clinical trials, import, and export, among other activities. For example, obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of our controlled substance product candidates and may extend our anticipated timelines for our XEN496 EPIK trial or other clinical trials we run.

Controlled substances or scheduled substances are regulated by the DEA under the CSA. The DEA regulates compounds as Schedule I, II, III, IV or V substances. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances.

Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance. This scheduling determination will be dependent on FDA approval and the FDA’s recommendation as to the appropriate schedule, which may introduce a delay into the approval and any potential rescheduling process. There can be no assurance that the DEA will make a favorable scheduling decision. Substances that are Schedule II, III, IV or V controlled substances at the federal level may also require scheduling determinations under state laws and regulations, as well as similar foreign controlled substances regulations, if applicable. If approved by the FDA, a number of post-approval activities involving controlled substances will be subject to regulation by the DEA, including DEA regulations relating to registration and inspection of facilities, manufacturing, storage, distribution and physician prescription procedures, among others. Furthermore, failure of our contractors, such as our CROs and CMOs, to maintain compliance with the CSA during development and/or commercialization, as applicable, can result in a material adverse effect on our business, financial condition and results of operations.

Individual U.S. states and countries outside of the U.S. have also established controlled substance laws and regulations. Those laws and regulations, including state controlled substances laws that often but not necessarily mirror federal law, may separately schedule our product candidates. Complying with different controlled substances requirements across different jurisdictions can increase the cost of our operations and expose us to additional liabilities.

Even if we obtain marketing approval for our product candidates, the presence of a controlled substance in the product candidate may lead to adverse publicity or public perception regarding our current or future product candidates.

Our product candidate XEN496 contains a Schedule V controlled substance. If XEN496 or our other product candidates that are subject to controlled substances regulation are approved for commercial sale, adverse publicity or public perception of controlled substances in general or other controlled substances could negatively impact market acceptance or consumer perception of our product candidates. We may face limited adoption if clinicians or patients are unwilling to try a novel treatment that contains a controlled substance. Any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our or similar therapies distributed by other companies could have a material adverse impact on our business, prospects, financial condition and results of operations.

Future adverse events and research in controlled substances that are present in the product candidates could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates. Any increased scrutiny could delay or increase the costs of obtaining regulatory approval for our product candidates.

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

Some of our and our collaborators’ target patient populations in orphan and niche indications, such as KCNQ2-DEE and SCN8A-DEE. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the pricing, coverage and reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement pricing, coverage and reimbursement strategies for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

In many countries outside the U.S., particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. As of February 2022, Canada is in the midst of implementing new drug pricing regulations and additional pricing guidance that will affect the price at which patented medicines can be sold, with the implementation date delayed until July 2022 to provide additional time for the industry to adapt to new reporting obligations. Such regulations, as well as future regulations on drug pricing and reporting obligations, will increase manufacturers’ compliance burden, which can be expensive and time consuming.

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

We have no control over the resources, time and effort that our collaborators may devote to our programs and limited access to information regarding or resulting from such programs. We are dependent on our collaborators, including Neurocrine Biosciences and Pacira BioSciences, to fund and conduct the research and any clinical development of product candidates under our agreements with each of them, and for the successful regulatory approval, marketing and commercialization of one or more of such products or product candidates. Such success will be subject to significant uncertainty.

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
•

Neurocrine Biosciences’ failure to collect all data required by FDA or any other regulatory authority to address any deficiencies or compliance issues raised by FDA or any other regulatory authority, or comply with all regulatory requirements in order to advance clinical development of NBI-921352 to approval;

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

Although we have previously announced that Neurocrine Biosciences is conducting a Phase 2 clinical trial evaluating NBI-921352 in adult patients with focal onset seizures and a Phase 2 clinical trial evaluating NBI-921352 in pediatric patients (aged between 2 and 21 years) with SCN8A-DEE, we cannot be certain that Neurocrine Biosciences will continue to pursue these indications and we may not qualify for additional payments under our collaboration agreement.

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

We rely on third-party manufacturers to produce our product candidates and on other third parties to store, monitor and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that may delay or impair our ability to initiate or complete our clinical trials, gain regulatory approvals or commercialize approved products.

We do not currently own or operate any manufacturing facilities nor do we have significant in-house manufacturing experience or personnel. We rely on our collaborators, either directly or through CMOs, to manufacture product candidates licensed to them or work with multiple CMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for pre-clinical testing and clinical trials and intend to do so for the commercial manufacture of our products. If we or our collaborators are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we or our collaborators may not be able to successfully produce sufficient supply of a product candidate or we or our collaborators may be delayed in doing so. Such failure or substantial delay could delay our clinical trials and materially harm our business. The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

In addition to third-party manufacturers, we rely on other third parties to store, monitor and transport bulk drug substance and drug product. If we are unable to arrange for such third-party sources, or fail to do so on commercially reasonable terms, we may not be able to successfully supply sufficient product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed.

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. For example, a Phase 2 proof-of-concept clinical trial examining XEN1101 in major depressive disorder and anhedonia is being conducted in partnership with academic collaborators at the Icahn School of Medicine at Mount Sinai, and patient enrollment was initiated in October 2021.

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

We, our CROs and CMOs are required to comply with current good laboratory practices, or cGLP, cGCP and cGMP regulations and guidelines enforced by the FDA, Health Canada, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these regulations through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or CMOs fail to comply with these applicable regulations, the clinical data generated in our nonclinical studies and clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, EMA, Health Canada or another regulatory authority may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA, EMA, Health Canada or another regulatory authority could determine that any of our clinical trials fail or have failed to comply with applicable cGCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, EMA, Health Canada and other regulatory authorities, and our clinical trials may require a large number of test subjects. Our failure to comply with cGLP, cGCP and cGMP regulations may require us to repeat clinical trials or manufacture additional batches of drug which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs or CMOs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or if this is asserted or reported to have occurred.

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

Patents might not be issued or granted with respect to our patent applications that are currently pending, and issued or granted patents might later be found to be invalid or unenforceable, be interpreted in a manner that does not adequately protect our current product or any future products, or fail to otherwise provide us with any competitive advantage. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. Consequently, patents may not issue from our pending patent applications, or we may end up with patent claims of different scope in different jurisdictions. As such, we do not know the degree of future protection that we will have on our proprietary products and technology, if any, and a failure to obtain adequate intellectual property protection with respect to our product candidates and proprietary technology could have a material adverse impact on our business.Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. The USPTO and various non-US governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application and maintenance process. We employ reputable law firms and other professionals to help us comply with respect to the patents and patent applications that we own, and we rely upon our licensors or our other collaborators to effect compliance with respect to the patents and patent applications that we license. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees, sublicensees, licensors or other collaborators. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently the rights relating to the patent portfolio for XEN901 (now known as NBI-921352), other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors are exclusively licensed to Neurocrine Biosciences and the rights to the patent portfolio for XEN402 were sold to Pacira BioSciences (for use in its product candidate PCRX301).

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

If Neurocrine Biosciences, Pacira BioSciences or other collaborators license or otherwise acquire rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be legally developed or commercialized in a country without the third-party intellectual property right or, where it is decided that it would be useful to acquire such third-party right to develop or commercialize the product, they are eligible under our collaboration agreements to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business.

Under our existing license and other agreements, we are subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential milestone payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part, or convert an exclusive license to a non-exclusive license. Generally, the loss of any one of our current licenses, or license exclusivity, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations.

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

We are governed by the corporate and securities laws of Canada which in some cases have a different effect on shareholders than the corporate laws of Delaware and U.S. securities laws.

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

We are a large accelerated filer and may no longer provide scaled disclosures as a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2022, which will increase our costs and demands on management.

We are a large accelerated filer and beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2022, we may no longer provide scaled disclosure as a “smaller reporting company” as defined under the Exchange Act.

As a smaller reporting company, we had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, as a non-accelerated filer and smaller reporting company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act, or Section 404. However, we may no longer avail ourselves of this exemption as a large accelerated filer, which will increase our expenses and require a significant amount of management time.

Future sales and issuances of our common shares, preferred shares, or rights to purchase common shares, including warrants or pursuant to our equity incentive plans, could cause shareholders to incur dilution and could cause the market price of our common shares to fall.

As of December 31, 2021, stock options to purchase 5,638,232 of our common shares with a weighted-average exercise price of $12.55 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, 1,016,000 of our Series 1 Preferred Shares were outstanding, which are convertible into our common shares on a one-for-one basis at the option of the holder, subject to certain ownership limitations following a requested conversion, and pre-funded warrants to purchase 2,775,996 of our common shares with an exercise price of $0.0001 per share. The exercise of any of these stock options or warrants or conversion of the remaining Series 1 Preferred Shares would result in dilution to current common shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, pre-funded warrants or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

We have broad discretion in the application of any net proceeds we have received or may receive pursuant to our October 2021 and March 2021 public offerings of common shares and pre-funded warrants to purchase common shares, our “at-the-market” equity offering program with Jefferies and Stifel, our January 2020 public offering of common shares, as well as the net proceeds to us from previous equity and debt financings. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

Our headquarters are located in Burnaby, British Columbia, where we currently occupy approximately 51,404 square feet of office and laboratory space, and will be increased to approximately 53,023 square feet commencing on July 1, 2022. The term of the lease expires in June 2032. We currently pay an aggregate of approximately $132,932 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $71,180.

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

Market Information

Our common shares have been traded on the Nasdaq Global Market since November 5, 2014 under the symbol “XENE.” On February 25, 2022, the last reported sale price of our common shares was $31.04 per share.

Holders

As of February 25, 2022, there were approximately 104 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by brokers and other nominees.

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

 Stock Performance Graph

We previously qualified as a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and have been permitted to rely, and have relied, on the reduced disclosure requirements available to smaller reporting companies, including not being required to provide the information required by this item pursuant to Item 201(e) of Regulation S-K. Our ability to rely on the reduced disclosure requirements available to smaller reporting companies will cease after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021, including those portions of our definitive proxy statement relating to our 2022 annual meeting of shareholders that will be incorporated by reference into Part III of the Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Proprietary Programs

XEN1101

XEN1101 is a differentiated Kv7 potassium channel opener being developed for the treatment of epilepsy and major depressive disorder, or MDD. In October 2021, we announced positive results from our Phase 2b X-TOLE clinical trial, which evaluated the clinical efficacy, safety and tolerability of XEN1101 administered as an adjunctive treatment for adult patients with focal epilepsy. The topline data showed all primary and secondary seizure reduction endpoints were statistically significant across all dose groups, including the primary endpoint of median reduction from baseline in monthly seizure frequency and in the key secondary endpoint of patients with at least a 50% reduction in monthly focal seizure frequency from baseline, with p-values of <0.001 for both the 20 mg and 25 mg dose groups.

We anticipate participating in an “end-of-Phase 2” meeting with the U.S. Food and Drug Administration, or FDA, in the second quarter of this year to support the initiation of our Phase 3 XEN1101 clinical program in adult patients with focal epilepsy, estimated in the second half of the year. The X-TOLE open-label extension, which has been extended to three years, is expected to continue to generate important long-term data for XEN1101. We are also evaluating other potential epilepsy indications for the future development of XEN1101.

In addition, we are collaborating with the Icahn School of Medicine at Mount Sinai to conduct an investigator-sponsored Phase 2 proof-of-concept, multi-site, randomized, parallel-arm, placebo-controlled clinical trial of XEN1101 for the treatment of MDD, with patient enrollment underway. In addition, an investigational new drug, or IND, application has been submitted to the FDA to support our plans for a larger company-sponsored clinical study in MDD with XEN1101, which is expected to be initiated in the first half of 2022, pending acceptance of our regulatory filings.

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

Partnered Programs

NBI-921352

We have an ongoing collaboration with Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a selective Nav1.6 sodium channel inhibitor. Neurocrine Biosciences is conducting a Phase 2 clinical trial evaluating NBI-921352 in adult patients with focal onset seizures, with data expected in 2023. In addition, a Phase 2 clinical trial is underway evaluating NBI-921352 in patients aged between 2 and 21 years with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE. Pursuant to the terms of the agreement, we have the potential to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties.

PCRX301 (formerly FX301)

In November 2021, Pacira BioSciences, Inc. completed its acquisition of Flexion Therapeutics, Inc., or Flexion, which included Flexion’s global rights to develop and commercialize XEN402, a Nav1.7 inhibitor also known as funapide. XEN402 has been formulated for extended release from a thermosensitive hydrogel and is now known as PCRX301 (previously FX301). A Phase 1b proof-of-concept trial is underway evaluating the safety and tolerability of PCRX301 administered as a single-dose, popliteal fossa block in patients undergoing bunionectomy, with data now anticipated in the second quarter of this year. Pursuant to the terms of the agreement, we have the potential to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the year ended December 31, 2021, we recognized revenue of $18.4 million compared to $32.2 million for the year ended December 31, 2020, in connection with our agreements with Neurocrine Biosciences and Pacira BioSciences. We had a net loss of $78.9 million for the year ended December 31, 2021 and an accumulated deficit of $357.4 million as of December 31, 2021, from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

Subsequent to year-end, in January 2022, we announced that our collaboration to develop treatments for epilepsy with Neurocrine Biosciences achieved a regulatory milestone. The FDA accepted Neurocrine’s protocol amendment that expands the study population to include subjects aged between 2 and 11 years in the ongoing Phase 2 randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability, and pharmacokinetics of NBI-921352 in pediatric patients with SCN8A-DEE. Pursuant to the collaboration agreement, we received an aggregate of $15.0 million from Neurocrine Biosciences in the form of a $6.75 million payment in cash and a $8.25 million equity investment at a per share price of $31.855, calculated as a 15% premium to our 30-day trailing volume weighted average price. For additional information, please see the section of this report titled “Business — Collaborations, Commercial and License Agreements — License and Collaboration Agreement with Neurocrine Biosciences, Inc.”

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements. We do not generate any royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. Over our history, we have entered into several collaboration agreements and our current collaboration and licensing agreements are described in “Business — Collaborations, Commercial and License Agreements” and “Note 12” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Neurocrine Biosciences:
Recognition of the transaction price	$3,715	$26,810
Research and development services	6,452	5,356
Milestone payments	5,270	—
Pacira BioSciences:
Milestone payments	3,000	—
Total collaboration revenue	$18,437	$32,166

  Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares at the inception of the agreement in December 2019. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment and variable consideration which is probable that a significant reversal of the cumulative revenue recognized will not occur, is the transaction price of the arrangement at the inception of the agreement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to NBI-921352 with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs. In September 2021, based on the regulatory approval of a clinical trial application in Europe for NBI-921352 for focal-onset seizures in adults, we received an aggregate milestone payment of $10.0 million in the form of $4.5 million cash and a $5.5 million equity investment in our common shares. The equity investment was measured at fair value of $4.7 million on the date of issuance and the resulting premium of $0.8 million, with the cash payment of $4.5 million, was recognized as revenue in the period. In the year ended December 31, 2021, we also recognized $3.7 million of the transaction price allocated to performance obligations (i), (ii) and (iii), compared to $26.8 million for the year ended December 31, 2020. Performance obligations (i) and (ii) were completed as of December 31, 2020. Performance obligation (iii) is expected to be completed by Q1 2022. Research and development services are recognized into revenue at fair market value as the services are rendered.

In the year ended December 31 2021, we recognized revenue of $3.0 million in connection with our agreement with Pacira BioSciences for the global rights to develop and commercialize PCRX301 which included a $1.0 million milestone for the clearance of an investigational new drug application by the FDA and a $2.0 million milestone for the initiation of a Phase 1b clinical trial. No revenue was recognized for the year ended December 31, 2020 in connection with our agreement with Pacira BioSciences.

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

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$75,463	$50,523
General and administrative	21,967	12,944
Total operating expenses	$97,430	$63,467

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary, related benefits and stock-based compensation of our executive, finance, legal, business development, commercial and administrative functions, travel expenses, allocated facility-related and information technology costs not otherwise included in research and development expenses, director compensation, director’s and officer’s insurance premiums, investor relations costs, recruitment costs and professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection.

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

Unrealized fair value gain (loss) on marketable securities. Marketable securities are recorded at quoted prices in active markets, which approximate the fair value. Unrealized fair value gain (loss) on marketable securities is related to changes in market pricing on the investments during the period. We anticipate that unrealized fair value gain (loss) on marketable securities will continue to fluctuate depending on our investment balance and interest rates.

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

We incur development activity costs, such as pre-clinical costs, manufacturing costs and clinical trial costs paid to contract research organizations, contract development and manufacturing organizations, investigators and other vendors who conduct certain product development activities on our behalf. The amount of expenses recognized in a period related to service agreements is based on the work performed using the accrual basis of accounting. Clinical trial expenses represent a significant component of research and development expenses and we outsource a significant portion of these activities to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. Vendors, including contract research organizations, generally provide estimates of proportionate performance to allow us to determine an appropriate accrual. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

Stock-based compensation:

Stock-based compensation is a critical accounting estimate due to the magnitude of and the many assumptions that are required to calculate stock-based compensation expense.

We grant stock options to employees, consultants, directors and officers pursuant to our stock option plans. Compensation expense is recorded using the fair value method. We calculate the fair value of stock options using the Black-Scholes option-pricing model which requires that certain assumptions, including the expected life of the option and expected volatility of the stock, be estimated at the time that the options are granted. The expected volatility is based on the historical volatility of our common shares calculated based on a period of time commensurate with the expected term assumption. The expected term of our stock options has been determined utilizing our available historical data and we recognize forfeitures as they occur. We amortize the fair value of stock options using the straight-line method over the vesting period of the options.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)
Revenue	$18,437	$32,166	$(13,729)
Research and development expenses	75,463	50,523	24,940
General and administrative expenses	21,967	12,944	9,023
Other:
Interest income	466	2,279	(1,813)
Unrealized fair value gain (loss) on marketable securities	(719)	4	(723)
Interest expense	—	(484)	484
Foreign exchange gain	358	1,396	(1,038)
Loss on repayment of term loan	—	(988)	988
Loss before income taxes	$(78,888)	$(29,094)	$(49,794)

Revenue

Revenue decreased by $13.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Revenue for the year ended December 31, 2021 related to recognition of $5.3 million of milestone revenue, $3.7 million of deferred revenue as well as $6.5 million for research and development services under our license and collaboration agreement with Neurocrine Biosciences, as compared to recognition of $26.8 million of deferred revenue and $5.4 million for research and development services under this agreement for the year ended December 31, 2020. Revenue for the year ended December 31, 2021 also included $3.0 million in milestone revenue recognized in connection with our agreement with Pacira BioSciences, whereas no revenue was recognized in connection with this agreement for the year ended December 31, 2020.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2021 and 2020 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)
XEN1101	$30,769	$23,669	$7,100
XEN496	19,365	12,345	7,020
NBI-921352	1,202	1,585	(383)
Pre-clinical, discovery and other programs	24,127	12,924	11,203
Total research and development expenses	$75,463	$50,523	$24,940

Research and development expenses increased by $24.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increases were primarily attributable to increased spending on our clinical development product candidates XEN1101 and XEN496 as well as increased spending on our pre-clinical, discovery and other internal programs.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2021 and 2020 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)
General and administrative	$21,967	$12,944	$9,023

General and administrative expenses increased by $9.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily attributable to higher salaries and benefits due to increased headcount to support our expanding research and development activities, increased stock-based compensation expense due to an increase in the number of options granted at a higher fair value, increased market research costs and increased legal fees for intellectual property protection.

Other Income

The following table summarizes our other income (expense) for the years ended December 31, 2021 and 2020 together with changes in those items (in thousands):

	Year Ended December 31,		Change 2021 vs. 2020
	2021	2020	Increase/(Decrease)
Other income	$105	$2,207	$(2,102)

Other income decreased by $2.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily driven by a decrease in interest income due to a decline in realized market yields on investments and an  unrealized loss on the fair value of marketable securities of $0.7 million for the year ended December 31, 2021 due to changes in market yields on investments. The decrease in other income was also attributable to a decrease in the foreign exchange gain for the year ended December 31, 2021 as compared to the year ended December 31, 2020, largely due to a 0.7% increase as compared to a 2% increase in the value of the Canadian dollar, respectively. These were partially offset by a decrease in interest expense and a one-time loss of $1.0 million due to the repayment of our term loan in May 2020.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares and pre-funded warrants, and debt financing. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $551.8 million.

Except for any obligations of our collaborators to make milestone payments and research and development funding under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, we have previously entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell our common shares from time to time. As of December 31, 2021, we had sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions paid and transaction expenses, pursuant to the sales agreement. In January 2022, pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received a cash payment of $6.75 million and we issued 258,986 common shares to Neurocrine Biosciences for an aggregate purchase price of $8.25 million. In addition, in October 2021, we completed an underwritten public offering of 10,000,000 common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $29.50 per common share, and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed on October 8, 2021, and we received proceeds of $323.9 million, net of underwriting discounts and commissions and offering expenses. In September 2021, pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received a cash payment of $4.5 million and we issued 275,337 common shares to Neurocrine Biosciences for an aggregate purchase price of $5.5 million. In March 2021, we entered into an underwriting agreement with Jefferies and Stifel relating to an underwritten public offering of 5,135,135 common shares, including 810,810 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses.

Funding Requirements

We have incurred significant operating losses since inception. We had a $78.9 million net loss for the year ended December 31, 2021 and an accumulated deficit of $357.4 million from inception through December 31, 2021. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials remains uncertain. Further, inflation may affect our use of capital resources by increasing our cost of labor and clinical trial expenses. Our long-term funding requirements will consist of operational, capital, and manufacturing expenditures, including those contractual commitments described below. Because of the inherent risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our long-term anticipated preclinical studies and clinical trials.

Contractual Commitments

In August 2015, we entered into a priority access agreement with Medpace Inc., or Medpace, for the provision of certain clinical development services, under which we committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement which ended in August 2020. We committed to $7.0 million of services over the term of the agreement of which $3.8 million of services have been received and $3.2 million remains committed as of December 31, 2021. As we did not meet the commitment to retain Medpace for $7.0 million of services prior to August 2020, we are required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7.0 million commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If we decide not to retain Medpace for the provision of clinical development services, we may satisfy our obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion. We intend to continue to utilize Medpace for clinical development work where appropriate in order to fulfill the remaining commitment; therefore, no liability has been recognized as of December 31, 2021 with respect to the unsatisfied portion under the priority access agreement.

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to an asset purchase agreement. In August 2020, we and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Future potential payments to 1st Order include up to $0.9 million in clinical development milestones, up to $6.0 million in regulatory milestones, and $0.5 million in other milestones. To date, we have paid $0.6 million based on progress against these milestones. There are no royalty obligations to 1st Order.

We have one operating lease for research laboratories and office space in Burnaby, British Columbia. The term of the lease expires in June 2032. Amounts related to future lease payments for operating lease obligations as of December 31, 2021 totaled $11.7 million, with $0.9 million expected to be paid within the next 12 months.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(69,502)	$(48,124)
Net cash used in investing activities	(246,770)	(16,824)
Net cash provided by financing activities	447,543	85,795

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities totaled $69.5 million, compared to $48.1 million in 2020. The increase in cash used in operating activities was primarily related to higher expenditures for the clinical development of our proprietary product candidates and pre-clinical, discovery and other internal programs, higher general and administrative expenses and lower interest income for the year ended December 31, 2021 as compared to the same period in 2020, partially offset by $8.3 million in milestone revenue recognized in connection with our agreements with Neurocrine Biosciences and Pacira BioSciences in the year ended December 31, 2021.

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities totaled $246.8 million, compared to $16.8 million in 2020. The change in cash used in investing activities was driven primarily by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities totaled $447.5 million, compared to $85.8 million in 2020. The increase in cash provided by financing activities was primarily related to net proceeds of $447.3 million from the issuance of common shares and pre-funded warrants during the year ended December 31, 2021 as compared to $102.5 million from the issuance of common shares, partially offset by repayment of our term loan, for the same period in 2020.

Related Party Transactions

For a description of our related party transactions, see “Certain Relationships and Related Transactions, and Director Independence.”

Outstanding Share Data

As of February 25, 2022, we had 51,921,446 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 2,775,996 common shares, outstanding stock options to purchase an additional 5,666,091 common shares and an outstanding warrant to purchase an additional 40,000 common shares. In addition, as of February 25, 2022, we had 1,016,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to us which will be effective 61 days after delivery of such notice. The holders of the Series 1 Preferred Shares are entitled to vote together with the common shares on an as-converted basis and as a single class, subject in the case of each holder of the Series 1 Preferred Shares to the Beneficial Ownership Limitation. The Series 1 Preferred Shares may be “restricted securities” as such term is defined under applicable Canadian securities laws, as any Series 1 Preferred Shares that are ineligible to be converted into common shares due to the Beneficial Ownership Limitation, measured as of a given record date that applies for a shareholder meeting or ability to act by written consent, shall be deemed to be non-voting securities. For additional information regarding our Series 1 Preferred Shares, see “Note 10d” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We previously qualified as a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and have been permitted to rely, and have relied, on the reduced disclosure requirements available to smaller reporting companies, including not being required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K. Our ability to rely on the reduced disclosure requirements available to smaller reporting companies will cease after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021, including those portions of our definitive proxy statement relating to our 2022 annual meeting of shareholders that will be incorporated by reference into Part III of the Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Consolidated Financial Statements

Year ended December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xenon Pharmaceuticals Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 1999.

Vancouver, Canada
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Xenon Pharmaceuticals Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada
March 1, 2022

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$175,688	$45,009
Marketable securities	376,086	131,988
Accounts receivable	2,765	1,822
Prepaid expenses and other current assets	4,481	2,964
	559,020	181,783
Operating lease right-of-use asset, net (note 7)	8,056	3,326
Property, plant and equipment, net (note 6)	4,466	3,554
Deferred tax assets (note 14)	465	523
Total assets	$572,007	$189,186

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 8)	$13,717	$10,874
Deferred revenue (note 12)	—	3,642
Operating lease liability (note 7)	605	265
	14,322	14,781
Operating lease liability, long-term (note 7)	7,652	3,050
	$21,974	$17,831

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: 1,016,000 (December 31, 2020 - 1,016,000) (note 10)	$7,732	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 51,634,752 (December 31, 2020 - 35,012,125) (note 10)	783,170	397,748
Additional paid-in capital	117,495	45,357
Accumulated deficit	(357,374)	(278,492)
Accumulated other comprehensive loss	(990)	(990)
	$550,033	$171,355
Total liabilities and shareholders’ equity	$572,007	$189,186

Collaboration agreements (note 12)
Commitments and contingencies (note 13)
Subsequent event (note 12a)

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue (note 12)	$18,437	$32,166

Operating expenses:
Research and development	75,463	50,523
General and administrative	21,967	12,944
	97,430	63,467
Loss from operations	(78,993)	(31,301)
Other income (expense):
Interest income	466	2,279
Unrealized fair value gain (loss) on marketable securities	(719)	4
Interest expense	—	(484)
Foreign exchange gain	358	1,396
Loss on repayment of term loan (note 9)	—	(988)
Loss before income taxes	(78,888)	(29,094)
Income tax recovery (note 14)	6	257
Net loss and comprehensive loss	(78,882)	(28,837)
Net loss attributable to preferred shareholders	(1,795)	(824)
Net loss attributable to common shareholders	$(77,087)	$(28,013)
Net loss per common share (note 5):
Basic and diluted	$(1.77)	$(0.81)
Weighted-average common shares outstanding (note 5):
Basic and diluted	43,627,452	34,542,213

The accompanying notes are an integral part of these consolidated financial statements.

XENON pharmaceuticals INC.

Consolidated Statement of Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	1,016,000	$7,732	28,139,228	$294,244	$40,646	$(249,655)	$(990)	$91,977
Net loss for the year						(28,837)		(28,837)
Issuance of common shares, net of issuance costs (note 10a)			6,759,187	102,456				102,456
Stock-based compensation expense					5,677			5,677
Issued pursuant to exercise of stock options			113,710	1,048	(966)			82
Balance as of December 31, 2020	1,016,000	$7,732	35,012,125	$397,748	$45,357	$(278,492)	$(990)	$171,355
Net loss for the year						(78,882)		(78,882)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 10a)			16,143,472	381,567	65,716			447,283
Stock-based compensation expense					10,017			10,017
Issued pursuant to exercise of stock options			479,155	3,855	(3,595)			260
Balance as of December 31, 2021	1,016,000	$7,732	51,634,752	$783,170	$117,495	$(357,374)	$(990)	$550,033

(1)The accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(78,882)	$(28,837)
Items not involving cash:
Depreciation	906	644
Amortization of discount on term loan	—	216
Deferred income tax recovery	58	(285)
Stock-based compensation	10,017	5,677
Unrealized foreign exchange (gain) loss	327	(434)
Unrealized fair value gain (loss) on marketable securities	719	(4)
Loss on repayment of term loan (note 9)	—	988
Changes in operating assets and liabilities:
Accounts receivable	(459)	(1,032)
Prepaid expenses and other current assets	(1,517)	(269)
Accounts payable and accrued expenses	2,971	2,022
Deferred revenue	(3,642)	(26,810)
Net cash used in operating activities	(69,502)	(48,124)

Investing activities:
Purchases of property, plant and equipment	(2,050)	(2,637)
Purchase of marketable securities	(389,474)	(228,897)
Proceeds from marketable securities	144,754	214,710
Net cash used in investing activities	(246,770)	(16,824)

Financing activities:
Repayment of term loan and repayment fees (note 9)	—	(16,743)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 10a)	447,283	102,456
Issuance of common shares pursuant to exercise of stock options	260	82
Net cash provided by financing activities	447,543	85,795
Effect of exchange rate changes on cash and cash equivalents	(592)	(593)
Increase in cash and cash equivalents	130,679	20,254
Cash and cash equivalents, beginning of year	45,009	24,755
Cash and cash equivalents, end of year	$175,688	$45,009

Supplemental disclosures:
Interest paid	$—	$339
Interest received	3,517	4,115
Cash paid for operating lease	824	634
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	3,349	887
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period (note 7)	493	—
Increase in operating lease right-of-use asset and operating lease liability related to lease amendments (note 7)	5,248	2,907

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

The Company has incurred significant operating losses since inception. As of December 31, 2021, the Company had an accumulated deficit of $357,374 and a $78,882 net loss for the year ended December 31, 2021. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares and pre-funded warrants and debt financings.

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

The Company has one wholly-owned subsidiary as of December 31, 2021, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

3.	Significant accounting policies:
(a)	Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas of estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and the determination of stock-based compensation. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the coronavirus (“COVID-19”) and pandemic public and private sector policies and initiatives aimed at reducing its transmission. The full extent to which the pandemic may have a direct or indirect impact on the Company’s business, results of operations and financial condition, including revenue, expenses, research and clinical development plans and timelines, depends on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, as well as the economic impact on local, regional, national and global markets. There was no material impact to the Company’s consolidated financial statements as of and for the years ended December 31, 2021 and 2020. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.
(b)	Cash and cash equivalents:

Cash equivalents are highly liquid investments that are readily convertible into cash with terms to maturity of three months or less when acquired. Cash equivalents are recorded at cost plus accrued interest. The carrying value of these cash equivalents approximates their fair value.

(c)	Marketable securities:

Marketable securities are investments with original maturities exceeding three months, and the Company classified these securities as current assets as the Company has the intent and ability to convert these securities into cash without penalty within the next 12 months. Marketable securities accrue interest based on a fixed interest rate for the term. The Company has elected to record these instruments at fair value. The carrying value of marketable securities is recorded at quoted prices in active markets, which approximates their fair value.
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

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No impairment of long-lived assets was noted during the years ended December 31, 2021 and 2020.

(g)	Leases:

Leases classified as operating leases are recorded as lease liabilities based on the present value of minimum lease payments over the lease term, discounted using the lessor’s rate implicit in the lease or the Company’s incremental borrowing rate, if the lessor’s implicit rate is not readily determinable. The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments.  Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset, adjusted for changes in index-based variable lease payments in the period of change. Lease payments on short-term operating leases with lease terms twelve months or less are expensed as incurred. The Company has elected to not separate non-lease elements embedded in its lease agreements.
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

Neurocrine Biosciences, Inc. ("Neurocrine Biosciences") and Pacira BioSciences, Inc. (“Pacira BioSciences”) accounted for 84% and 16% of revenue recognized for the year ended December 31, 2021, respectively. Neurocrine Biosciences accounted for 100% of revenue recognized for the year ended December 31, 2020.
(i)	Financial instruments and fair value:

The Company measures certain financial instruments and other items at fair value.

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

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred to the customer for the related goods or services. Consideration in exchange for research and development services performed by the Company on behalf of the licensee is recognized upon performance of such activities at rates consistent with prevailing market rates. Consideration associated with at-risk substantive performance milestones, including sales-based milestones, is recognized as revenue using the most likely amount method when it is probable that a significant reversal of the cumulative revenue recognized will not occur. Sales-based royalties received in connection with licenses of intellectual property are subject to a specific exception in the revenue standards, whereby the consideration is not included in the transaction price and recognized in revenue until the customer’s subsequent sales or usages occur.
(k)	Research and development costs:

Research and development costs are expensed in the period incurred.

Research and development expenses consist of costs incurred in performing research and development activities, including salary, related benefits and stock-based compensation for employees engaged in scientific research and development, third-party contract costs relating to research, formulation, process development and manufacturing, pre-clinical studies and clinical trial activities, third-party acquisition, license and collaboration fees, laboratory consumables and allocated facility-related and information technology costs. The amount of expenses recognized in a period related to service agreements is based on the work performed using the accrual basis of accounting. Clinical trial expenses represent a significant component of research and development expenses and the Company outsources a significant portion of these activities to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. Vendors, including contract research organizations, generally provide estimates of proportionate performance to allow the Company to determine an appropriate accrual. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

(l)	Stock-based compensation:

The Company grants stock options to employees, consultants, directors and officers pursuant to stock option plans described in note 10c.

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

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes 1,016,000 Series 1 Preferred Shares as a separate class for the year ended December 31, 2021 (2020 – 1,016,000). The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period.

The weighted average number of common shares used in the basic and diluted net income (loss) per common share calculations for the year ended December 31, 2021 includes the pre-funded warrants issued in connection with the Company’s March and October 2021 underwritten public offerings (note 10a) as the pre-funded warrants are exercisable at any time for nominal cash consideration.

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

For the years ended December 31, 2021 and 2020, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.
6.	Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2021	2020
Research equipment	$8,424	$8,683
Office furniture and equipment	832	994
Computer equipment	1,539	2,641
Leasehold improvements	7,021	6,390
Less: accumulated depreciation and amortization	(13,350)	(15,154)
Net book value	$4,466	$3,554
7.	Leases:

The Company has one operating lease for research laboratories and office space in Burnaby, British Columbia. In October 2020, the Company entered into a lease amendment for a 21–month committed term from October 1, 2020 to June 30, 2022 and a renewal option for a portion of the facility for a 5-year term that was reasonably certain of exercise was included in the determination of the right-of-use asset and lease liability. In November 2021, the Company entered into an agreement to extend the lease for an additional 10-year term to June 30, 2032.

The cost components of the operating lease were as follows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Lease Cost
Operating lease expense	$591	$536
Variable lease expense(1)	751	549
Lease Term and Discount Rate
Remaining lease term (years)	10.50	6.50
Discount rate	3.42%	2.45%
(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of December 31, 2021 were as follows:

Year ending December 31:
2022	$879
2023	932
2024	974
2025	1,029
2026	1,083
2027 and thereafter	6,793
Total future minimum lease payments	$11,690
Less: imputed interest	(1,965)
Less: future lease incentives reasonably certain of use	(1,468)
Present value of lease liabilities	$8,257

8.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2021	2020
Trade payables	$3,824	$3,041
Employee compensation, benefits, and related accruals	5,940	2,859
Consulting and contracted research	3,550	4,738
Professional fees	285	167
Other	118	69
Total	$13,717	$10,874

9.	Term loan:

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

In May 2020, the Company repaid the total outstanding Term Loan balance ahead of the maturity date. The repayment consisted of (i) the outstanding principal balance, (ii) a final payment fee of $1,008, which was partially accrued up to the date of repayment, and (iii) a prepayment fee of $225. At the time of repayment, all liabilities and obligations under the Amended and Restated Loan Agreement terminated automatically. The Company recorded a loss on repayment of the Term Loan of $988, which represents the difference between the carrying value of the Term Loan on the repayment date and the amount paid to extinguish the Term Loan. The repayment did not affect the Bank’s rights in connection with the warrant to the Bank to purchase 40,000 common shares at a price per common share of $9.79 which will remain outstanding until exercised or expired in August 2028.
10.	Share capital:
(a)	Financing:

In November 2019, the Company entered into an at-the-market equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) to sell common shares of the Company having aggregate gross proceeds of up to $50,000 from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents. As of December 31, 2019, the Company had sold 805,643 common shares under the sales agreement for proceeds of $10,729, net of commissions paid and transaction expenses. In January 2020, the Company sold an additional 2,446,687 common shares for proceeds of approximately $37,796, net of commissions and transaction expenses.

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

In August 2020, the Company entered into an at-the-market equity offering sales agreement with Jefferies and Stifel to sell common shares of the Company having aggregate gross proceeds of up to $100,000, from time to time, through an “at-the-market” equity offering program under which Jefferies and Stifel would act as sales agents . As of December 31, 2021, the Company had sold 733,000 common shares for proceeds of $10,693, net of commissions and transaction expenses.

In March 2021, the Company entered into an underwriting agreement with Jefferies and Stifel, relating to an underwritten public offering of 5,135,135 common shares, including 810,810 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $18.50 per common share and pre-funded warrants to purchase 1,081,081 common shares at $18.4999 per pre-funded warrant (note 10e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in March 2021, and the Company received proceeds of $107,922, net of underwriting discounts, commissions and offering expenses.

In September 2021, in connection with the License and Collaboration Agreement with Neurocrine Biosciences entered in December 2019 and amended in January 2021 (the “Neurocrine Collaboration Agreement”), the Company executed a Share Purchase Agreement ("SPA") pursuant to which the Company issued 275,337 common shares for an aggregate purchase price of $5,500, or $19.9755 per common share, which represents a premium of $770 when measured at fair value on the date of issuance. The SPA contains certain other customary terms and conditions, including mutual representations, warranties and covenants. For additional information regarding the Neurocrine Collaboration Agreement, refer to note 12a.

In October 2021, the Company entered into an underwriting agreement with Jefferies, SVB Leerink LLC and Stifel, relating to an underwritten public offering of 10,000,000 common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $29.50 per common share and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant (note 10e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in October 2021, and the Company received proceeds of $323,938, net of underwriting discounts, commissions and offering expenses.

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

In June 2020, the shareholders of the Company approved the Amended and Restated 2014 Plan, amending certain provisions of the Company’s 2014 Plan. The Amended and Restated 2014 Plan continues to permit the grant of stock-based compensation awards to directors, officers, employees and consultants of the Company and the issuance of restricted shares, restricted share units, share appreciation rights and performance shares. Under the Amended and Restated 2014 Plan, options granted generally vest on a graduated basis over a four-year period or less. The exercise price of the options is determined by the board of directors but must at least be equal to the fair market value of the common shares on the date of grant. Options may be exercised over a maximum term of ten years.  The annual share increase provision of the 2014 Plan was eliminated and the number of common shares available for issuance was increased by 4,000,000 over the existing share reserve under the 2014 Plan. The number of common shares that can be issued through restricted share awards, restricted share unit awards, or performance share awards was amended to be limited to 1,000,000 common shares, in the aggregate. Other amendments were made to terms of the 2014 Plan with respect to repricing, change of control and payment of dividends and other distributions. As of December 31, 2021, a total of 2,416,591 common shares remain available for issuance pursuant to the Amended and Restated 2014 Plan.

Summary of stock option activity is as follows:

	Number of	Weighted Average	Aggregate
	Options	Exercise Price ($)(1)	Intrinsic Value
Outstanding, December 31, 2019	3,534,236	7.90	19,618
Granted	1,482,250	11.75
Exercised(2)	(171,812)	5.76	1,535
Forfeited, cancelled or expired	(85,677)	13.04
Outstanding, December 31, 2020	4,758,997	9.10	30,464
Granted	1,775,450	19.82
Exercised(2)	(690,284)	7.34	11,306
Forfeited, cancelled or expired	(205,931)	13.01
Outstanding, December 31, 2021	5,638,232	12.55	105,405
Exercisable, December 31, 2021	2,966,643	8.85	66,418

(1)	Canadian dollar denominated stock options have been translated into U.S. dollars at a foreign exchange rate of 0.79 as of December 31, 2021.

(2)

During the year ended December 31, 2021, 66,215 (2020 – 26,513) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 412,940 (2020 – 87,197) common shares for the cashless exercise of 624,069 (2020 – 145,299) stock options.

The following table summarizes the stock options outstanding and exercisable at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
U.S. $		(years)	($)(1)		($)(1)
$2.11 - $8.32	1,095,052	4.69	5.23	1,089,630	5.22
$8.33 - $9.52	1,315,749	6.54	9.12	1,066,587	9.05
$9.53 - $11.72	1,137,981	8.27	11.50	502,634	11.52
$11.73 - $20.40	1,006,250	7.75	17.14	307,792	16.66
$20.41 - $31.68	1,083,200	9.22	20.93	—	—
	5,638,232	7.26	12.55	2,966,643	8.85

(1)	Canadian dollar denominated stock options have been translated into U.S. dollars at a foreign exchange rate of 0.79 as of December 31, 2021.

At December 31, 2021, stock options outstanding and exercisable had a weighted average remaining contractual life of 7.26 years and 5.79 years, respectively.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2021 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value ($)
Non-vested, January 1, 2021	2,336,437	6.78
Granted	1,775,450	12.54
Vested	(1,235,867)	6.69
Forfeited or cancelled	(204,431)	8.36
Non-vested, December 31, 2021	2,671,589	10.56

The aggregate fair value of options vested during the year ended December 31, 2021 was $8,271 (2020 – $3,698).

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

The weighted-average option pricing assumptions are as follows:

	Year Ended December 31,
	2021	2020
Average risk-free interest rate	1.16%	0.72%
Expected volatility	68%	68%
Average expected term (in years)	6.66	6.79
Expected dividend yield	0.00%	0.00%
Weighted average fair value of options granted	$12.54	$7.46

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2021	2020
Research and development expenses	$3,734	$1,936
General and administrative expenses	6,283	3,741
	$10,017	$5,677

As of December 31, 2021, the unrecognized stock-based compensation expense related to the non-vested stock options was $24,210, which is expected to be recognized over a weighted-average period of 2.78 years.

(d)	Series 1 Preferred Shares:

In March 2018, the Company filed articles of amendment creating an unlimited number of Series 1 Preferred Shares. The Series 1 Preferred Shares are convertible into common shares on a one-for-one basis subject to the holder, together with its affiliates, beneficially owning no more than 9.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”). The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to such conversion, upon providing written notice to the Company which will be effective 61 days after delivery of such notice. Each Series 1 Preferred Share is also convertible into one common share at any time at the Company’s option without payment of additional consideration, provided that prior to any such conversion, the holder, together with its affiliates, beneficially owns less than 5.00% of the total number of common shares issued and outstanding and such conversion will not result in the holder, together with its affiliates, beneficially holding more than 5.00% of the total number of common shares issued and outstanding immediately after giving effect to such conversion. In the event of a change of control, holders of Series 1 Preferred Shares shall be issued one common share for each outstanding Series 1 Preferred Share held immediately prior to the change of control (without regard to the Beneficial Ownership Limitation), and following such conversion, will be entitled to receive the same kind and amount of securities, cash or property that a holder of common shares is entitled to receive in connection with such change of control.

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

As of December 31, 2021 and 2020, the Series 1 Preferred Shares were held by certain funds affiliated with BVF Partners L.P. (“BVF”). BVF is a related party of the Company as of December 31, 2021 and 2020.

(e)	Pre-funded warrants:

In connection with the underwritten public offerings completed in March and October 2021, the Company issued 1,081,081 pre-funded warrants at a price of $18.4999 per pre-funded warrant which grants the holder the right to purchase up to 1,081,081 common shares at an exercise price of $0.0001 per share and 1,694,915 pre-funded warrants at a price of $29.4999 per pre-funded warrant which grants the holder the right to purchase up to 1,694,915 common shares at an exercise price of $0.0001 per share, respectively (together, the “Pre-Funded Warrants”).

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

Since the Pre-Funded Warrants meet the condition for equity classification, proceeds from issuances of the Pre-Funded Warrants of $65,716, net of underwriting discounts, commissions and offering expenses, are recorded in additional paid-in capital. Upon exercise of the Pre-Funded Warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder will be recorded in common shares. As of December 31, 2021, no Pre-Funded Warrants have been exercised. Pre-funded warrants to purchase 2,775,996 common shares are not included in the number of issued and outstanding common shares as of December 31, 2021.
11.	Concentrations of market risk:
(a)	Foreign currency risk:

At December 31, 2021, the Company had U.S. dollar denominated cash and cash equivalents and marketable securities of $533,716 (2020 – $161,847) and Canadian denominated cash and cash equivalents and marketable securities of CAD$22,823 (2020 – CAD$19,282).

The Company is subject to foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. The Company also holds non-U.S. dollar denominated cash and cash equivalents, marketable securities, accounts receivable and accounts payable, which are denominated in Canadian dollars.

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

At December 31, 2021, the Company had cash and cash equivalents and marketable securities of $551,774. The Company’s interest rate risk is primarily attributable to its cash and cash equivalents and marketable securities. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $3,566 decrease in the fair value of marketable securities as of December 31, 2021. The Company does not enter into investments for trading or speculative purposes and has not used any derivative financial instruments to manage interest rate exposure.
12.	Collaboration agreements:

The Company has assessed each collaboration agreement in accordance with ASC 606 under the five-step model as described in note 3j, including recognition of non-refundable upfront payments. The Company generally recognizes revenue from non-refundable upfront payments over the estimated term of the performance obligation or period in which the underlying benefit is transferred to the customer. If non-refundable license fees have value to the customer on a standalone basis, separate from the undelivered performance obligations, they are recognized upon delivery. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Research and development milestones in the Company’s collaboration agreements may include the following types of events:

•	completion of pre-clinical research and development work leading to selection of product candidates;
•	initiation of Phase 1, Phase 2 or Phase 3 clinical trials; and
•	achievement of certain other scientific, clinical data or development events.

Regulatory milestone payments may include the following types of events:

•	filing of regulatory applications for marketing approval in the U.S., Europe or Asia, including investigational new drug applications (“IND”) and new drug applications; and
•	marketing approval in a major market, such as the U.S., Europe or Asia.

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

Revenue was as follows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Neurocrine Biosciences:
Recognition of the transaction price	$3,715	$26,810
Research and development services	6,452	5,356
Milestone payments	5,270	—
Pacira BioSciences:
Milestone payments	3,000	—
Total collaboration revenue	$18,437	$32,166
(a)	Neurocrine Biosciences license and collaboration agreement:

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

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $1,667,500, comprised of up to $1,067,500 in additional development and regulatory milestone payments related to NBI-921352 and other licensed Nav1.6 or Nav1.2/1.6 inhibitor products, and up to $600,000 in additional sales-based milestone payments for multiple products. In addition, the Company is eligible to receive royalties on net sales in and outside the U.S., ranging from (a) for NBI-921352, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (b) for DTCs, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (c) for Research Compounds, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively. Royalty rates are subject to customary reductions.

The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of December 31, 2021.

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

At execution of the agreement, the transaction price consisted of the $30,000 upfront consideration received in cash and a premium of $3,333 on the $20,000 equity investment in the Company measured at fair value on the date of issuance. The Company also considered the following elements in determining the overall transaction price:

•

Under the arrangement, the Company is entitled to funding for certain full-time equivalent and external costs incurred by the Company under performance obligations (iii) and (iv). The arrangement consideration related to the services under performance obligations (iii) and (iv) to be performed on behalf of Neurocrine Biosciences were excluded from the initial transaction price allocation because the consideration and performance are contingent upon Neurocrine Biosciences requesting performance of the services and these services are priced at estimated fair value.

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

The total transaction price of $33,333 was allocated to performance obligation (v) based on its estimated standalone selling price determined based on internal development plans and budget, with the balance allocated to performance obligations (i) and (ii) by the residual approach.  The residual approach was used as standalone selling prices, including market data, for equivalent performance obligations were not available. The allocation of the transaction price requires significant management judgment. The Company allocated the transaction price as follows: $28,807 to performance obligations (i) and (ii) which were delivered and transferred concurrently and  completed as of December 2020, and $5,118, which includes $592 of variable consideration, to performance obligation (v), which is expected to be completed by Q1 2022. The Company measures proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations at each reporting period. Any changes to estimates will be recognized in the period in which they change as a cumulative catch up.

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

In January 2022, based on the receipt of the U.S. Food and Drug Administration’s (“FDA”) full IND acceptance for NBI-921352, the Company received an aggregate milestone payment of $15,000 in the form of $6,750 in cash and a $8,250 equity investment in the Company. The Company executed a SPA pursuant to which the Company issued 258,986 common shares at $31.855 per common share. These amounts were not recognizd in the financial statements at December 31, 2021 as the acceptance was not considered probable at that date.

In addition to milestone revenue, during the year ended December 31, 2021, the Company recognized $10,167 of revenue (2020 – $32,166) which comprised of  $6,452 (2020 – $5,356)  for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for NBI-921352, and $3,715 (2020 – $884)  for (v) development services under the Initial Development Program for the DTCs. For the year ended December 31, 2020, the Company also recognized $25,926 associated with (i) the exclusive license to NBI-921352 and (ii) the exclusive license to the DTCs. As of December 31, 2021, there is $2,184 of accounts receivable  outstanding from Neurocrine Biosciences.

(b)	Asset Purchase Agreement with Flexion Therapeutics, Inc., which was subsequently acquired by Pacira BioSciences:

In September 2019, the Company entered into an agreement with Flexion Therapeutics Inc. (“Flexion”), which was acquired by Pacira BioSciences in November 2021, pursuant to which Flexion acquired all rights with respect to XEN402, and a related compound (collectively “XEN402”), including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402, now known as PCRX301 (previously FX301), owned or controlled by the Company.

During the year ended December 31, 2021, the FDA cleared the first IND application for PCRX301 and Flexion initiated a Phase 1b clinical trial, resulting in milestone payments of $1,000 and $2,000 paid to the Company, respectively. Pursuant to terms of the agreement, the Company will also be eligible for a development milestone payment of $5,000 upon initiation of a Phase 2 proof-of-concept clinical trial. Following successful proof-of-concept, the Company may be entitled to future clinical development and global regulatory approval milestone payments of up to $40,750, commercial milestone payments of up to $75,000, as well as future royalties ranging from mid-single to low-double digit percentages. These additional amounts will be recognized as determinable.

13.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services, under which the Company has committed to using Medpace non-exclusively for clinical development services over the five year term of the agreement which ended in August 2020. The Company has committed to $7,000 of services over the term of the agreement of which $3,836 of services have been received and $3,164 remains committed as of December 31, 2021. As the Company did not meet the commitment to retain Medpace for $7,000 of services prior to August 2020, the Company is required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7,000 commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If the Company decides not to retain Medpace for the provision of clinical development services, the Company may satisfy its obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion. The Company intends to continue to utilize Medpace for clinical development work where suitable in order to fulfill the remaining commitment; therefore, no liability has been recognized as of December 31, 2021 with respect to the unsatisfied portion under the priority access agreement.

(b)	Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement.

In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Future potential payments to 1st Order related to the XEN1101 program include up to $900 in clinical development milestones, up to $6,000 in regulatory milestones, and $500 in other milestones.  To date, the Company has paid $600 based on progress against these milestones. There are no royalty obligations to 1st Order.

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

Income tax recovery varies from the amounts that would be computed by applying the expected Canadian federal and provincial statutory income tax rate of 27% (2020 – 27%) to loss before income taxes as shown in the following table:

	Year Ended December 31,
	2021	2020
Computed recoveries at Canadian federal and provincial tax rates	$(21,300)	$(7,856)
Change in valuation allowance	21,354	7,821
Investment tax credits earned	(2,279)	(1,689)
Tax attributes expired/utilized	692	764
Non-deductible expenditures	2,033	1,135
Other	(506)	(432)
Income tax recovery	$(6)	$(257)

Income tax recovery for the years ended December 31, 2021 and 2020 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States.

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2021	2020
Scientific research and experimental development pool	$32,505	$29,580
Investment tax credits	27,271	25,411
Non-capital losses	53,453	35,803
Depreciable assets	7,667	6,635
Deferred financing fees	7,252	1,689
Deferred revenue	-	983
Other	826	533
Less - valuation allowance	(128,509)	(100,111)
Net deferred income tax assets	$465	$523

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly. A full valuation allowance continues to be applied against deferred income tax assets in Canada as the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Deferred income tax assets recorded on the consolidated balance sheets as of December 31, 2021 and 2020 result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes, net of valuation allowance, related to the operations of Xenon Pharmaceuticals USA Inc.

At December 31, 2021, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $120,388 (2020– $109,556) with no expiry.

At December 31, 2021, the Company has $26,298 (2020 – $24,311) of investment tax credits available to offset federal taxes payable and $8,168 (2020 – $7,738) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2021, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $197,976 (2020 – $132,604).

The investment tax credits and loss carry forwards expire over various years to 2041.

As of December 31, 2021, the total amount of the Company’s unrecognized tax benefits of uncertain tax positions were $10,850 (2020 – $10,850). If recognized in future periods, the unrecognized tax benefits would not affect the Company’s effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties have not been accrued at December 31, 2021 as none would be owing on the unrecognized tax benefits due to the availability of non-capital losses to shelter any potential taxable income arising thereon. The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2002 to 2020 remain subject to examinations in Canada and the United States.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of Independent Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have a written code of conduct that applies to all of our directors, officers and employees. A copy of the most up-to-date version of our code of conduct is available within the “Investors” section on our company website located at http://www.xenon-pharma.com and on SEDAR at www.sedar.com.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

(a)(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits — The exhibits listed in the table below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Specimen Series 1 Preferred Share Certificate.	8-K	001-36687	4.1	March 28, 2018

4.3	Warrant to Purchase Shares, dated August 3, 2018, by and between Xenon Pharmaceuticals Inc. and Silicon Valley Bank.	8-K	001-36687	4.1	August 7, 2018

4.4	Description of Securities.	10-K	001-36687	4.4	March 9, 2020

4.5	Form of Pre-Funded Warrant	8-K	001-36687	4.1	March 10, 2021

4.6	Form of Pre-Funded Warrant	8-K	001-36687	4.1	October 6, 2021

10.1#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.2#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 3, 2020

10.3#	Form of Share Option Agreement, as amended, under the Amended and Restated 2014 Equity Incentive Plan.	10-K	001-36687	10.4	March 1. 2021

10.4	Lease, dated as of 2001, by and between the Company and Discovery Parks Incorporated, as amended through July 1, 2014.	S-1	333-198666	10.14	September 10, 2014

10.5#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.6	Lease Modification Agreement, effective July 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-Q	001-36687	10.1	November 10, 2015

10.7	Lease Modification Agreement, effective December 1, 2015, by and between the Company and Redstone Enterprises Ltd.	10-K	001-36687	10.19	March 8, 2016

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.8†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.	10-Q	001-36687	10.2	August 3, 2017

10.9	Exchange Agreement, dated March 23, 2018, by and among the Company and the shareholders listed in Schedule B thereto.	8-K	001-36687	10.1	March 28, 2018

10.10	Milestone and Royalty Buy-Out Agreement, dated September 7, 2018, by and among Xenon Pharmaceuticals Inc., Valeant Pharmaceuticals Ireland Limited and Valeant Pharmaceuticals Luxembourg S.a.r.l.	8-K	001-36687	10.1	September 11, 2018

10.11#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Ernesto Aycardi.	8-K	001-36687	10.3	March 25, 2019

10.12#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Robin Sherrington.	10-K	001-36687	10.24	March 9, 2020

10.13#	Amended and Restated Employment Agreement, dated March 20, 2019, by and between the Company and James Empfield.	10-K	001-36687	10.25	March 9, 2020

10.14#	Employment Agreement, dated July 17, 2020, by and between the Company and Christopher Von Seggern.	10-Q	001-36687	10.3	November 5, 2020

10.15#	Employment Agreement, dated January 13, 2021, by and between the Company and Ian Mortimer.	8-K	001-36687	10.2	January 14, 2021

10.16#	Employment Agreement, dated January 13, 2021, by and between the Company and Simon Pimstone.	8-K	001-36687	10.3	January 14, 2021

10.17#	Employment Agreement, dated January 13, 2021, by and between the Company and Sherry Aulin.	8-K	001-36687	10.4	January 14, 2021

10.18#	Employment Agreement, dated August 18, 2021, by and between the Company and Christopher Kenney.	10-Q	001-36687	10.3	November 10, 2021

10.19#	2019 Inducement Equity Incentive Plan and related form of share option agreement.	8-K	001-36687	10.1	September 10, 2019

10.20††	License and Collaboration Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	December 2, 2019

10.21	Share Purchase Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.2	December 2, 2019

10.22††	Amendment No. 1 to Asset Purchase Agreement, dated August 4, 2020, by and between the Company and 1st Order Pharmaceuticals Inc.	10-Q	001-36687	10.2	August 6, 2020

10.23	At-the-Market Equity Offering Sales Agreement dated as of August 6, 2020, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	August 6, 2020

10.24††	Amendment #1, dated January 13, 2021, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 14, 2021

10.25	Lease Modification Agreement, effective October 5, 2020, by and between the Company and Redstone Enterprises Ltd.	10-K	001-36687	10.33	March 1, 2021

10.26	Termination Agreement, dated August 6, 2021, by and among Xenon Pharmaceuticals Inc., Genentech, Inc. and F. Hoffmann-La Roche Ltd.	10-Q	001-36687	10.1	August 11, 2021

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.27	Share Purchase Agreement, dated as of September 8, 2021, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc	8-K	001-36687	10.1	September 8, 2021

10.28	Lease Agreement, effective November 24, 2021, by and between the Company and Redstone Enterprises Ltd.	8-K	001-36687	10.1	December 1, 2021

10.29	Share Purchase Agreement, dated as of January 11, 2022, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 12, 2022

10.30††	Amendment #2, dated February 25, 2022, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.

21.1	List of Subsidiaries of the Company.	10-K	001-36687	21.1	March 8, 2017

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

31.3**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	10-Q	001-36687	31.1	November 10, 2021

31.4**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	10-Q	001-36687	31.2	November 10, 2021

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

32.3**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.	10-Q	001-36687	32.1	November 10, 2021

32.4**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.	10-Q	001-36687	32.2	November 10, 2021

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because they are private, confidential and not material.
#	Indicates management contract or compensatory plan.
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

**	Originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, and included herein solely to correct the exhibit hyperlink in that prior filing.
Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2022	XENON PHARMACEUTICALS INC.
	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Simon Pimstone, Ian Mortimer and Sherry Aulin, and each of them severally, as his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (including his or her capacity as a director and/or officer of Xenon Pharmaceuticals Inc.) to sign any and all amendments and supplements to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Mortimer Ian Mortimer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
/s/ Sherry Aulin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Sherry Aulin
/s/ Simon Pimstone Simon Pimstone	Executive Chair of the Board of Directors	March 1, 2022
/s/ Mohammad Azab Mohammad Azab	Director	March 1, 2022
/s/ Steven Gannon Steven Gannon	Director	March 1, 2022
/s/ Elizabeth Garofalo Elizabeth Garofalo	Director	March 1, 2022
/s/ Michael Hayden Michael Hayden	Director	March 1, 2022
/s/ Patrick Machado Patrick Machado	Director	March 1, 2022
/s/ Gary Patou Gary Patou	Director	March 1, 2022
/s/ Dawn Svoronos Dawn Svoronos	Director	March 1, 2022