Form 10-Q
period 2022-03-31
Xenon Pharmaceuticals Inc.
filed 2022-05-10
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2022, the registrant had 53,105,718 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

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

•

We or our collaborators may find it difficult to enroll patients in our clinical trials, including for ultra-orphan, orphan or niche indications, which could delay or prevent clinical trials of our product candidates;

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
•

Future sales and issuances of our common shares or securities convertible into or exchangeable for common shares would cause our shareholders to incur dilution and could cause the market price of our common shares to fall; and

•	We are at risk of securities class action litigation.

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$116,541	$175,688
Marketable securities	421,399	376,086
Accounts receivable	2,923	2,765
Prepaid expenses and other current assets	4,753	4,481
	545,616	559,020
Operating lease right-of-use asset, net (note 5)	7,900	8,056
Property, plant and equipment, net	4,336	4,466
Deferred tax assets	207	465
Total assets	$558,059	$572,007

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 6)	$7,982	$13,717
Operating lease liability (note 5)	—	605
	7,982	14,322
Operating lease liability, long-term (note 5)	8,224	7,652
	$16,206	$21,974

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: nil (December 31, 2021 - 1,016,000) (note 7)	$—	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 53,059,049 (December 31, 2021 - 51,634,752) (note 7)	800,307	783,170
Additional paid-in capital	119,580	117,495
Accumulated deficit	(377,044)	(357,374)
Accumulated other comprehensive loss	(990)	(990)
	$541,853	$550,033
Total liabilities and shareholders’ equity	$558,059	$572,007

Commitments and contingencies (note 9)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue (note 8)	$8,766	$4,358

Operating expenses:
Research and development	19,360	16,308
General and administrative	6,775	4,109
	26,135	20,417
Loss from operations	(17,369)	(16,059)
Other income (expense):
Interest income	368	146
Unrealized fair value loss on marketable securities	(3,362)	(74)
Foreign exchange gain	299	155
Loss before income taxes	(20,064)	(15,832)
Income tax recovery	394	68
Net loss and comprehensive loss	(19,670)	(15,764)
Net loss attributable to preferred shareholders	(299)	(423)
Net loss attributable to common shareholders	$(19,371)	$(15,341)
Net loss per common share (note 3):
Basic and diluted	$(0.35)	$(0.42)
Weighted-average common shares outstanding (note 3):
Basic and diluted	54,852,792	36,824,619

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	1,016,000	$7,732	35,012,125	$397,748	$45,357	$(278,492)	$(990)	$171,355
Net loss for the period	—	—	—	—	—	(15,764)	—	(15,764)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 7a and note 7c)	—	—	5,868,135	99,846	18,769	—	—	118,615
Stock-based compensation expense	—	—	—	—	1,965	—	—	1,965
Issued pursuant to exercise of stock options	—	—	82,455	740	(634)	—	—	106
Balance as of March 31, 2021	1,016,000	$7,732	40,962,715	$498,334	$65,457	$(294,256)	$(990)	$276,277

Balance as of December 31, 2021	1,016,000	$7,732	51,634,752	$783,170	$117,495	$(357,374)	$(990)	$550,033
Net loss for the period	—	—	—	—	—	(19,670)	—	(19,670)
Issuance of common shares, net of issuance costs (note 7a)	—	—	258,986	7,876	—	—	—	7,876
Conversion of preferred shares to common shares (note 7b)	(1,016,000)	(7,732)	1,016,000	7,732	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,614	—	—	3,614
Issued pursuant to exercise of stock options	—	—	149,311	1,529	(1,529)	—	—	—
Balance as of March 31, 2022	—	$—	53,059,049	$800,307	$119,580	$(377,044)	$(990)	$541,853
(1)

The accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(19,670)	$(15,764)
Items not involving cash:
Depreciation	376	196
Deferred income tax recovery	258	9
Stock-based compensation	3,614	1,965
Unrealized foreign exchange gain	(142)	(204)
Unrealized fair value loss on marketable securities	3,362	74
Changes in operating assets and liabilities:
Accounts receivable	(155)	(3,238)
Prepaid expenses and other current assets	(272)	(533)
Accounts payable and accrued expenses	(5,799)	(3,213)
Net cash used in operating activities	(18,428)	(20,708)

Investing activities:
Purchases of property, plant and equipment	(212)	(404)
Purchases of marketable securities	(68,956)	(100,655)
Proceeds from marketable securities	20,280	45,955
Net cash used in investing activities	(48,888)	(55,104)

Financing activities:
Issuance of common shares and pre-funded warrants, net of issuance costs (note 7a)	7,876	118,615
Issuance of common shares pursuant to exercise of stock options	—	106
Net cash provided by financing activities	7,876	118,721
Effect of exchange rate changes on cash and cash equivalents	293	67
Increase (decrease) in cash and cash equivalents	(59,147)	42,976
Cash and cash equivalents, beginning of period	175,688	45,009
Cash and cash equivalents, end of period	$116,541	$87,985

Supplemental disclosures:
Interest received	$1,682	$651
Cash paid for operating lease	203	202
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	1,529	448

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC

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

The Company has incurred significant operating losses since inception. As of March 31, 2022, the Company had an accumulated deficit of $377,044 and a $19,670 net loss for the three months ended March 31, 2022. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through funding received from collaboration and license agreements, private placements of common and preferred shares, public offerings of common shares and pre-funded warrants and debt financings.

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

The Company has one wholly-owned subsidiary as of March 31, 2022, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

These unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation. Certain information has been reclassified to conform with the financial presentation adopted for the current year.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on March 1, 2022.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

3.	Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes the Series 1 Preferred Shares as a separate class for the three months ended March 31, 2022 and 2021. The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period. In March 2022, the outstanding 1,016,000 preferred shares were converted and exchanged for an equal number of common shares of the Company (note 7b).

The weighted average number of common shares used in the basic and diluted net income (loss) per common share calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration.

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

For the three months ended March 31, 2022 and 2021, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.

4.	Fair value of financial instruments:

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

5.	Leases:

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

The cost components of the operating lease were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Lease Cost
Operating lease expense	$238	$139
Variable lease expense(1)	192	184
Lease Term and Discount Rate
Remaining lease term (years)	10.25	6.25
Discount rate	3.42%	2.45%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of March 31, 2022 were as follows:

Year ending December 31:
2022	$682
2023	942
2024	985
2025	1,040
2026	1,095
2027 and thereafter	6,868
Total future minimum lease payments	$11,612
Less: imputed interest	(1,904)
Less: future lease incentives reasonably certain of use(1)	(1,484)
Present value of lease liabilities	$8,224

(1)	The future lease incentives are expected to be utilized within the next twelve months.
6.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Trade payables	$1,659	$3,824
Employee compensation, benefits, and related accruals	2,106	5,940
Consulting and contracted research	3,780	3,550
Professional fees	155	285
Other	282	118
Total	$7,982	$13,717

7.	Share capital:
(a)	Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC (“Jefferies”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) pursuant to which the Company may sell common shares from time to time. In January 2021, the Company sold an aggregate of 733,000 common shares for proceeds of $10,693, net of commissions and transaction expenses pursuant to a prospectus supplement filed in August 2020 (“August 2020 ATM"). The Company may sell common shares having gross proceeds of up to $250,000, from time to time, pursuant to a new prospectus supplement filed in March 2022 (“March 2022 ATM"), replacing the August 2020 ATM. As of March 31, 2022, no common shares have been sold under the March 2022 ATM.

In March 2021, the Company entered into an underwriting agreement with Jefferies and Stifel, relating to an underwritten public offering of 5,135,135 common shares, including 810,810 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $18.50 per common share and pre-funded warrants to purchase 1,081,081 common shares at $18.4999 per pre-funded warrant (note 7c), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in March 2021, and the Company received proceeds of $107,922, net of underwriting discounts, commissions and offering expenses.

In January 2022, in connection with the License and Collaboration Agreement entered in December 2019 and amended in January 2021 (the "Neurocrine Collaboration Agreement"), the Company executed a Share Purchase Agreement ("SPA") pursuant to which the Company issued 258,986 common shares for an aggregate purchase price of $8,250, or $31.855 per common share, which represents a premium of $374 when compared to the fair value of common shares on the date of issuance. The SPA contains certain other customary terms and conditions, including mutual representations, warranties and covenants. For additional information regarding the Neurocrine Collaboration Agreement, refer to note 8a.

(b)	Exchange agreement with certain funds affiliated with BVF Partners L.P. (collectively, “BVF”):

In March 2018, the Company and BVF entered into an exchange agreement pursuant to which the Company issued to BVF 2,868,000 Series 1 Preferred Shares in exchange for 2,868,000 common shares which were subsequently cancelled by the Company. The Series 1 Preferred Shares were convertible into common shares on a one-for-one basis, subject to certain restrictions.

The Series 1 Preferred Shares ranked equally to the common shares in the event of liquidation, dissolution or winding up or other distribution of the assets of the Company among its shareholders and the holders of the Series 1 Preferred Shares were entitled to vote together with the common shares on an as-converted basis and as a single class, subject to certain restrictions.

The Series 1 Preferred Shares were recorded wholly as equity under ASC 480, with no bifurcation of conversion feature from the host contract, given that the Series 1 Preferred Shares cannot be cash settled and had no redemption features.

During the year ended December 31, 2018, BVF converted 1,852,000 Series 1 Preferred Shares in exchange for an equal number of common shares. In March 2022, the remaining outstanding 1,016,000 Series 1 Preferred Shares were exchanged for an equal number of common shares.

(c)	Pre-Funded Warrants:

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

Since the Pre-Funded Warrants meet the condition for equity classification, net proceeds from issuances of the Pre-Funded Warrants are recorded in additional paid-in capital. Upon exercise of the Pre-Funded Warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder will be recorded in common shares. As of March 31, 2022, no Pre-Funded Warrants have been exercised. Pre-funded Warrants to purchase 2,775,996 (March 31, 2021 – 1,081,081) common shares are not included in the number of issued and outstanding common shares as of March 31, 2022.

(d)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended March 31,
	2022	2021
Outstanding, beginning of period	5,638,232	4,758,997
Granted	1,659,845	1,111,950
Exercised(1)	(219,107)	(122,403)
Forfeited, cancelled or expired	(3,897)	(5,936)
Outstanding, end of period	7,075,073	5,742,608
Exercisable, end of period	3,231,657	2,769,438
(1)

During the three months ended March 31, 2022, no stock options were exercised for cash (2021 – 46,296). In the same period, the Company issued 149,311 (2021 – 36,159) common shares for the cashless exercise of 219,107  (2021 – 76,107) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Average risk-free interest rate	1.94%	1.15%
Expected volatility	70%	68%
Average expected term (in years)	6.28	6.53
Expected dividend yield	0%	0%
Weighted average fair value of stock options granted	$19.23	$12.86

8.	Revenue:

Revenue was as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Neurocrine Biosciences:
Recognition of the transaction price	$372	$—
Research and development services	1,270	1,358
Milestone payments	7,124	—
Pacira BioSciences:
Milestone payments	—	3,000
Total collaboration revenue	$8,766	$4,358

(a)	Neurocrine Biosciences license and collaboration agreement:

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

At execution of the agreement, Neurocrine Biosciences paid the Company an upfront cash payment of $30,000 and a $20,000 equity investment in the Company. The equity investment was measured at fair value of $16,667 on the date of issuance and the resulting premium of $3,333, together with the upfront cash payment totaling $33,333, was the transaction price of the arrangement for allocation to the performance obligations.  The agreement includes the following performance obligations: (i) an exclusive license to NBI-921352 with associated technology and know-how transfer, (ii) an exclusive license to the DTCs with associated know-how transfer, (iii) a license to Research Compounds and research services under the Research Program, (iv) development services under the Initial Development Program for NBI-921352, and (v) development services under the Initial Development Program for the DTCs. The total transaction price of $33,333 was allocated to performance obligation (v) based on its estimated standalone selling price determined based on internal development plans and budget, with the balance allocated to performance obligations (i) and (ii) by the residual approach. The Company allocated the transaction price as follows: $28,807 to performance obligations (i) and (ii), completed as of December 2020, and $5,025, which includes $499 of variable consideration, to performance obligation (v), which was completed as of March 2022.

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

In January 2022, based on the receipt of the U.S. Food and Drug Administration’s (“FDA”) full IND acceptance for NBI-921352, the Company received an aggregate milestone payment of $15,000 in the form of $6,750 in cash and a $8,250 equity investment in the Company (note 7a) . The equity investment was measured at fair value of $7,876 on the date of issuance and the resulting premium of $374, with the cash payment of $6,750, was recognized as revenue in the period as the Company did not have any remaining performance obligations in relation to this milestone on the date it was achieved.

During the three months ended March 31, 2022 and 2021, the Company recognized $1,270 and $1,358 of revenue, respectively, for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for NBI-921352. As of March 31, 2022, there is $1,418 of accounts receivable outstanding from Neurocrine Biosciences.

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $1,667,500, comprised of up to $1,067,500 in additional development and regulatory milestone payments related to NBI-921352 and other licensed Nav1.6 or Nav1.2/1.6 inhibitor products, and up to $600,000 in additional sales-based milestone payments for multiple products. In addition, the Company is eligible to receive royalties on net sales in and outside the U.S., ranging from (a) for NBI-921352, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (b) for DTCs, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (c) for Research Compounds, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively. Royalty rates are subject to customary reductions. These additional amounts will be recognized as determinable. The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of March 31, 2022.

(b)	Asset Purchase Agreement with Flexion Therapeutics, Inc., which was subsequently acquired by Pacira BioSciences, Inc.

In September 2019, the Company entered into an agreement with Flexion Therapeutics Inc. (“Flexion”), which was acquired by Pacira BioSciences, Inc. (“Pacira BioSciences”) in November 2021, pursuant to which Flexion acquired all rights with respect to XEN402, and a related compound (collectively “XEN402”), including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402, now known as PCRX301, owned or controlled by the Company.

During the three months ended March 31, 2021, the FDA cleared the first investigational new drug application for PCRX301 and Flexion initiated a Phase 1b clinical trial, resulting in milestone payments of $1,000 and $2,000 paid to the Company, respectively. Pursuant to terms of the agreement, the Company will also be eligible for a development milestone payment of $5,000 upon initiation of a Phase 2 proof-of-concept clinical trial. Following successful proof-of-concept, the Company may be entitled to future clinical development and global regulatory approval milestone payments of up to $40,750, commercial milestone payments of up to $75,000, as well as future royalties ranging from mid-single to low-double digit percentages. These additional amounts will be recognized as determinable.

9.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services, under which the Company has committed to using Medpace non-exclusively for clinical development services over the five-year term of the agreement which ended in August 2020. The Company has committed to $7,000 of services over the term of the agreement of which $4,208 of services have been received and $2,792 remains committed as of March 31, 2022. As the Company did not meet the commitment to retain Medpace for $7,000 of services prior to August 2020, the Company is required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7,000 commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If the Company decides not to retain Medpace for the provision of clinical development services, the Company may satisfy its obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion. The Company intends to continue to utilize Medpace for clinical development work where suitable in order to fulfill the remaining commitment; therefore, no liability has been recognized as of March 31, 2022 with respect to the unsatisfied portion under the priority access agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 1, 2022 and with the securities commissions in British Columbia, Alberta and Ontario on March 1, 2022.

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

XEN1101 for Epilepsy

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

We will participate in an “end-of-Phase 2” meeting with the U.S. Food and Drug Administration, or FDA, in the second quarter of this year to support the initiation of our Phase 3 XEN1101 clinical program in adult patients with focal epilepsy, estimated in the second half of the year. The ongoing X-TOLE open-label extension also continues to generate important long-term data for XEN1101. We are also evaluating other potential epilepsy indications for the future development of XEN1101.

XEN1101 for MDD

Based on promising pre-clinical data with XEN1101 and published clinical data generated from both an open-label study and a randomized, placebo-controlled clinical trial that explored the targeting of KCNQ channels as a treatment for MDD using ezogabine, we are evaluating the efficacy, safety and tolerability of XEN1101 for the treatment of MDD in a Phase 2 randomized, double-blind, placebo-controlled, multicenter clinical study – called the “X-NOVA” clinical trial. Following a 4-week screening period, approximately 150 subjects with MDD will be randomized (on a 1:1:1 basis) for once-daily dosing of XEN1101 (10 mg), XEN1101 (20 mg) or placebo for 6 weeks. The primary objective is to assess the efficacy of 10 mg and 20 mg doses of XEN1101 compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the Montgomery-Åsberg Depression Rating Scale, or MADRS, score change through week six. Secondary endpoints include improvement of anhedonia symptoms assessed by the Snaith-Hamilton Pleasure Scale, or SHAPS, score change through week six, as well as improvement of anxiety symptoms measured by the Beck Anxiety Inventory, or BAI, score change through week six. Topline results from the X-NOVA study are anticipated in 2023.

In addition, we are collaborating with the Icahn School of Medicine at Mount Sinai to conduct an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of XEN1101 for the treatment of MDD in approximately 60 subjects. The primary objective of the study is to investigate the effect of XEN1101 on the brain reward circuit as measured by the change in bilateral ventral striatum activity as assessed by functional MRI, or fMRI. The secondary objectives are to test the effect of XEN1101 compared to placebo on clinical measures of depression and anhedonia using the MADRS and SHAPS scales.

XEN496

XEN496, a Kv7 potassium channel opener, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. A Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called the “EPIK” study, is ongoing to evaluate the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than six years with KCNQ2-DEE. We anticipate that the EPIK study will be completed in 2023.

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

PCRX301 (formerly FX301)

In November 2021, Pacira BioSciences, Inc., or Pacira BioSciences, completed its acquisition of Flexion Therapeutics, Inc., or Flexion, which included Flexion’s global rights to develop and commercialize XEN402, a Nav1.7 inhibitor also known as funapide. XEN402 has been formulated for extended release from a thermosensitive hydrogel and is now known as PCRX301 (previously FX301). A Phase 1b proof-of-concept trial is underway evaluating the safety and tolerability of PCRX301 administered as a single-dose, popliteal fossa block in patients undergoing bunionectomy. Pursuant to the terms of the agreement, we have the potential to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the three months ended March 31, 2022 and 2021, we recognized revenue of $8.8 million and $4.4 million, respectively, in connection with our agreements with Neurocrine Biosciences and Pacira BioSciences. We had a net loss of $19.7 million for the three months ended March 31, 2022 and an accumulated deficit of $377.0 million as of March 31, 2022, from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We do not generate any revenue or royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. We expect that our revenue in the near term will be substantially dependent on our collaboration agreements. Given the uncertain nature of clinical development of our current and future product candidates and the commercialization of current and future products, we cannot predict when or whether we will receive further milestone payments under our current or future collaboration agreements or whether we will be able to report either revenue or net income in future years.

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

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements. We do not generate any revenue or royalty revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever.

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Neurocrine Biosciences:
Recognition of the transaction price	$372	$—
Research and development services	1,270	1,358
Milestone payments	7,124	—
Pacira BioSciences:
Milestone payments	—	3,000
Total collaboration revenue	$8,766	$4,358

Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares at the inception of the agreement in December 2019. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment and variable consideration which is probable that a significant reversal of the cumulative revenue recognized will not occur, is the transaction price of the arrangement at the inception of the agreement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to NBI-921352 with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs.  In the three months ended March 31, 2022, we recognized $0.4 million of the transaction price allocated to performance obligation (iii) which was completed as of March 31, 2022. In January 2022, based on the FDA’s approval to expand the SCN8A-DEE study population to include subjects aged between 2 and 11 years, we received an aggregate milestone payment of $15.0 million in the form of $6.75 million cash and a $8.25 million equity investment in our common shares. The equity investment was measured at fair value of $7.9 million on the date of issuance and the resulting premium of $0.3 million, with the cash payment of $6.75 million, was recognized as revenue in the period. Performance obligations (i) and (ii) were completed as of December 31, 2021. Research and development services are recognized into revenue at fair market value as the services are rendered.

In the three months ended March 31, 2021, we recognized revenue of $3.0 million in connection with our agreement with Pacira BioSciences for the global rights to develop and commercialize PCRX301 which included a $1.0 million milestone for the clearance of an investigational new drug application by the FDA and a $2.0 million milestone for the initiation of a Phase 1b clinical trial. No revenue was recognized for the three months ended March 31, 2022 in connection with our agreement with Pacira BioSciences.

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

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$19,360	$16,308
General and administrative	6,775	4,109
Total operating expenses	$26,135	$20,417

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

Unrealized fair value gain (loss) on marketable securities. Marketable securities are recorded at quoted prices in active markets, which approximate the fair value. Unrealized fair value gain (loss) on marketable securities is related to changes in market pricing on the investments during the period. We anticipate that unrealized fair value gain (loss) on marketable securities will continue to fluctuate depending on our investment balance and market yields.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 1, 2022. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)
Revenue	$8,766	$4,358	$4,408
Research and development expenses	19,360	16,308	3,052
General and administrative expenses	6,775	4,109	2,666
Other:
Interest income	368	146	222
Unrealized fair value loss on marketable securities	(3,362)	(74)	(3,288)
Foreign exchange gain	299	155	144
Loss before income taxes	$(20,064)	$(15,832)	$(4,232)

Revenue

Revenue increased by $4.4 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Revenue for the three months ended March 31, 2022 related to recognition of $7.1 million of milestone revenue as well as $1.6 million for research and development services under our license and collaboration agreement with Neurocrine Biosciences, as compared to recognition of $1.4 million for research and development services under our license and collaboration agreement in the three months ended March 31, 2021. Revenue for the three months ended March 31, 2021 also included $3.0 million in milestone revenue recognized in connection with our agreement with Pacira BioSciences, whereas no revenue was recognized in connection with this agreement for the three months ended March 31, 2022.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)
XEN1101	$7,438	$6,469	$969
XEN496	5,552	5,677	(125)
NBI-921352	200	356	(156)
Pre-clinical, discovery and other programs	6,170	3,806	2,364
Total research and development	$19,360	$16,308	$3,052

Research and development expenses increased by $3.1 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily attributable to increased spending on our pre-clinical, discovery and other internal programs as well as increased spending on XEN1101.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)
General and administrative	$6,775	$4,109	$2,666

General and administrative expenses increased by $2.7 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily attributable to increased stock-based compensation expense due to an increase in the number of options granted at a higher fair value, higher salaries and benefits due to increased headcount to support our expanding research and development activities, increased recruitment fees, and increased market research costs.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)
Other income (expense)	$(2,695)	$227	$(2,922)

Other income (expense) decreased by $2.9 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was primarily driven by an unrealized loss on the fair value of marketable securities of $3.4 million for the three months ended March 31, 2022 due to changes in market yields on investments. This was partially offset by an increase in interest income of $0.2 million due to an increase in marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through funding received from collaboration and license agreements, private placements of our common and preferred shares, public offerings of our common shares and pre-funded warrants, and debt financing. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $537.9 million.

Except for any obligations of our collaborators to make milestone payments and research and development funding under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings. For example, we entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell our common shares from time to time. In January 2021, we sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions and transaction expenses pursuant to a prospectus supplement filed with the SEC on August 6, 2020, or August 2020 ATM. We may sell common shares having gross proceeds of up to $250.0 million, from time to time, pursuant to a new prospectus supplement filed with the SEC on March 1, 2022, or March 2022 ATM, replacing the August 2020 ATM. As of March 31, 2022, no common shares have been sold under the March 2022 ATM. In January 2022, pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received a cash payment of $6.75 million and we issued 258,986 common shares to Neurocrine Biosciences for an aggregate purchase price of $8.25 million. In addition, in October 2021, we completed an underwritten public offering of 10,000,000 common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $29.50 per common share, and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed on October 8, 2021, and we received proceeds of $323.9 million, net of underwriting discounts and commissions and offering expenses. In September 2021, pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received a cash payment of $4.5 million and we issued 275,337 common shares to Neurocrine Biosciences for an aggregate purchase price of $5.5 million. In March 2021, we entered into an underwriting agreement with Jefferies and Stifel relating to an underwritten public offering of 5,135,135 common shares, including 810,810 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses.

Funding Requirements

We have incurred significant operating losses since inception. We had a $19.7 million net loss for the three months ended March 31, 2022 and an accumulated deficit of $377.0 million from inception through March 31, 2022. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials remains uncertain. Further, inflation may affect our use of capital resources by increasing our cost of labor and research and development expenses. Our long-term funding requirements will consist of operational, capital, and manufacturing expenditures, including those contractual commitments described below. Because of the inherent risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our long-term anticipated preclinical studies and clinical trials.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(18,428)	$(20,708)
Net cash used in investing activities	(48,888)	(55,104)
Net cash provided by financing activities	7,876	118,721

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities totaled $18.4 million, compared to $20.7 million for the same period in 2021. The decrease in cash used in operating activities was primarily related to $7.1 million in milestone revenue recognized in connection with our agreement with Neurocrine Biosciences in the three months ended March 31, 2022, and changes in operating assets and liabilities, partially offset by higher research and development and general and administrative expenses for the three months ended March 31, 2022 as compared to the same period in 2021.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities totaled $48.9 million, compared to $55.1 million for the same period in 2021. The change in cash used in investing activities was driven primarily by a decrease in purchases of marketable securities, net of redemptions.

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities totaled $7.9 million, compared to $118.7 million for the same period in 2021. The decrease in cash provided by financing activities was primarily related to a decrease of net proceeds from the issuance of common shares and pre-funded warrants.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2021 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 1, 2022.

As of March 31, 2022, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of May 6, 2022, we had 53,105,718 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 2,775,996 common shares, outstanding stock options to purchase an additional 7,038,375 common shares and an outstanding warrant to purchase an additional 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risk

As of March 31, 2022, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $513.5 million and Canadian dollar denominated cash and cash equivalents of CAD$30.5 million.

We are subject to foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. We also hold Canadian dollar denominated cash and cash equivalents, accounts receivable and accounts payable.

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. We do not currently hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to the Canadian dollar would have a material effect on our operating results.

Interest rate sensitivity

As of March 31, 2022, we had cash and cash equivalents and marketable securities of $537.9 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $3.1 million decrease in the fair value of our marketable securities as of March 31, 2022. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022 and 2021.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had a net loss of $19.7 million for the three months ended March 31, 2022 and an accumulated deficit of $377.0 million as of March 31, 2022, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•	continue our research and pre-clinical and clinical development of our product candidates;
•	expand the scope of our clinical trials for our current and prospective product candidates;
•	initiate additional pre-clinical, clinical or other studies for our product candidates;
•	change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc. and other third parties;
•	maintain, protect and expand our intellectual property portfolio;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

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

Our ability to generate meaningful revenue and achieve profitability on a U.S. GAAP basis depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Substantially all of our revenue since inception has consisted of upfront and milestone payments associated with our collaboration and license agreements. Revenue from these agreements is dependent on successful development of our product candidates by us or our collaborators. We do not generate any royalty or other revenue from product sales, and do not otherwise anticipate generating revenue from product sales for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. Our ability to generate future revenue from product sales depends heavily on our success, and the success of our collaborators, in:

•	completing research, pre-clinical and clinical development of our product candidates;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;
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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the three months ended March 31, 2022, we incurred $19.4 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in March 2021, we completed an underwritten public offering of 5,135,135 of our common shares, including 810,810 shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses. In September 2021, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, we issued 275,337 common shares to Neurocrine Biosciences for an aggregate purchase price of $5.5 million. In October 2021, we completed an underwritten public offering of 10,000,000 of our common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $29.50 per common share, and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed on October 8, 2021, and we received proceeds of $323.9 million, net of underwriting discounts, commissions and offering expenses. In January 2022, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, we issued 258,986 common shares to Neurocrine Biosciences for an aggregate purchase price of $8.25 million. Further, we entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell our common shares from time to time. In January 2021, we sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions and transaction expenses pursuant to a prospectus supplement filed with the SEC on August 6, 2020, or August 2020 ATM. We may sell common shares having gross proceeds of up to $250.0 million, from time to time, pursuant to a new prospectus supplement filed with the SEC on March 1, 2022, or March 2022 ATM, replacing the August 2020 ATM. As of March 31, 2022, no common shares have been sold under the March 2022 ATM.

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

As of March 31, 2022, approximately 5% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

For example, if more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include brivaracetam, cannabidiol, carbamazepine, cenobamate, clonazepam, clobazam, eslicarbazepine acetate, ethosuximide, fenfluramine, gabapentin, ganaxolone, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenytoin topiramate, valproate, and zonisamide. The FDA has not yet approved any drug products specifically for KCNQ2 developmental and epileptic encephalopathy (otherwise known as KCNQ2-DEE) or for SCN8A developmental and epileptic encephalopathy (otherwise known as SCN8A-DEE). There are other ASMs in clinical development that could potentially compete with our products, including products in development from Angelini Pharma, Biohaven Pharmaceutical Holding Company, Ltd., Cerevel Therapeutics Holdings, Inc., Eisai Co., Eliem Therapeutics, Inc., Ltd., Epygenix Therapeutics, Inc., H. Lundbeck A/S, Janssen Pharmaceuticals, Inc., Jazz Pharmaceuticals plc, Longboard Pharmaceuticals Inc., Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Otsuka Pharmaceutical Co., Ltd., Praxis Precision Medicines, Inc., QurAlis Corporation, SK Life Science Inc., Stoke Therapeutics Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., Taysha Gene Therapies, Inc., and UCB, Inc.

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

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA, Health Canada and other regulators, provide accurate information to the FDA, EMA, Health Canada and other regulators, comply with data privacy, data protection and security and healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, laws regarding data privacy and security, including the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the General Data Protection Regulation (EU) 2016/679, or GDPR, and the Canadian federal Personal Information Protection and Electronic Documents Act, or PIPEDA, as well as comparable laws in other jurisdictions, impose obligations with respect to safeguarding the privacy, use, security, protection and transmission of individually identifiable health information or other personal information such as genetic material or information we have obtained through our direct-to-patient web-based recruitment approach for identifying patients with rare or extreme phenotypes or patients identified for clinical trials.

Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Any misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, officers, directors, agents and representatives, including consultants, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or claims, demands, or lawsuits stemming from an actual or alleged failure to comply with these laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves, achieving a favorable settlement or otherwise asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions, exclusion from participation in government healthcare programs, or the curtailment or restructuring of our operations. Additionally, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 3 XEN496 (EPIK) clinical trial. In addition, we recently initiated our Phase 2 XEN1101 (X-NOVA) clinical trial. We previously experienced a significant reduction in the rate of new patient enrollment in our Phase 2b XEN1101 (X-TOLE) clinical trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact ongoing or future clinical trials. Our EPIK and X-NOVA clinical trials are dependent upon our ability to initiate clinical sites and enroll patients despite the ongoing COVID-19 pandemic.

With the number of COVID-19 variants on the rise, including the more contagious Omicron variant and subvariants, there is a continued risk that COVID-19 infections could affect a sizable number of employees at the same time, which could in turn significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, clinical trial drug product, supplies or services.

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

There is a risk that we may become subject to income tax in jurisdictions outside of Canada and the U.S., if under the laws of any such jurisdiction, we are considered to be carrying on a trade or business there or earn income that is considered to be sourced there and we do not qualify for an exemption. In jurisdictions where we do not believe we are subject to tax, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years to examination. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by us, the result of which could have a material adverse effect on our operating results and financial condition.

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

In addition, the FDA, EMA, Health Canada or other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, a new clinical trial portal and database that will be maintained by the EMA in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status.  Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available.  Complying with changes in regulatory requirements can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans, including XEN1101, may be impacted.

Additionally, because there may be approved treatments for some of the diseases or disorders for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate in clinical trials that the product candidates we develop to treat those diseases or disorders are not only safe and effective, but may need to be compared to existing products, which may make it more difficult for our product candidates to receive regulatory approval or adequate reimbursement.

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

We or our collaborators may find it difficult to enroll patients in our clinical trials, including for ultra-orphan, orphan or niche indications, which could delay or prevent clinical trials of our product candidates.

We or our collaborators may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete clinical trials in a timely manner, or at all. Patient enrollment for clinical trials for ultra-orphan, orphan and niche indications and for more prevalent conditions is affected by factors including:

•	severity of the disease or disorder under investigation;
•	design of the study protocol;
•	size of the patient population and geographic dispersion;
•	identification of patients;
•	eligibility criteria for the study in question;
•	perceived risks and benefits of the product candidate under study;
•	proximity and availability of clinical trial sites for prospective patients;
•	availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials; and
•	patient referral practices of physicians.

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE and other early infantile epileptic encephalopathies, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our or our collaborators’ clinical trials. This means that we or our collaborators will generally have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we or our collaborators’ experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. Even if we or our collaborators’ are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our or our collaborators’ product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

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

If a drug is intended for the treatment of a serious or life-threatening condition or disease, and non-clinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA Fast Track or Breakthrough Therapy designations and/or PRIority Medicines, or PRIME, designation from the EMA, for which sponsors must apply. The FDA and the EMA have broad discretion whether or not to grant those designations. Although we have received Fast Track designation for the investigation of XEN496 for the treatment of KCNQ2-DEE, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designation and the EMA may withdraw PRIME designation if the relevant agency believes that the designation is no longer supported by data from the applicable clinical development program.

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

From time to time, we may publicly disclose preliminary or top-line data from our pre-clinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular pre-clinical study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and could have a material adverse effect on the success of our business. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, results of operations, prospects or financial condition. Further, disclosure of interim, top-line or preliminary data by us or by our competitors could result in volatility in the price of our common shares.

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

Even if a product is approved, the FDA, EMA, Health Canada, or another applicable regulatory authority, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming post-approval commitments including clinical trials or onerous risk management activities, including Risk Evaluation and Mitigation Strategies, or REMS, in the U.S. as conditions of approval to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. In many countries outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for a product is also subject to approval.

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

Any regulatory approvals that we receive for the product candidates we commercialize, alone or with a collaborator, will be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product and compliance with the approved package insert. In addition, our product candidates may receive schedule classifications under the Controlled Substances Act of 1970 (or scheduling classifications under similar legislation outside of the U.S.) which will result in additional complexity and may result in delays and restrictions with respect to manufacturing, supply chain, licensing, import/export and distribution.

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

Controlled substances or scheduled substances are regulated by the DEA under the CSA. The DEA regulates compounds as Schedule I, II, III, IV or V substances. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the PPACA. For example, various portions of the PPACA have been the subject of legal and constitutional challenges. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA, our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework could reduce our ability to generate revenue in the future or increase our costs, either of which could have a material and adverse effect on our business, financial condition and results of operations. It is also possible that additional governmental action will be taken to address the COVID-19 pandemic. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services and medical products to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.

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

In many countries outside the U.S., particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. As of May 2022, Canada is in the midst of implementing new drug pricing regulations and additional pricing guidance that will affect the price at which patented medicines can be sold, with the implementation date delayed until July 2022 to provide additional time for the industry to adapt to new reporting obligations. Such regulations, as well as future regulations on drug pricing and reporting obligations, will increase manufacturers’ compliance burden, which can be expensive and time consuming.

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

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. For example, a Phase 2 proof-of-concept clinical trial examining XEN1101 in MDD and anhedonia is being conducted in partnership with academic collaborators at the Icahn School of Medicine at Mount Sinai, and patient enrollment was initiated in October 2021.

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

We, our CROs and CMOs are required to comply with current good laboratory practices, or cGLP, cGCP and cGMP regulations and guidelines enforced by the FDA, Health Canada, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these regulations through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or CMOs fail to comply with these applicable regulations, the clinical data generated in our non-clinical studies and clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, EMA, Health Canada or another regulatory authority may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA, EMA, Health Canada or another regulatory authority could determine that any of our clinical trials fail or have failed to comply with applicable cGCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, EMA, Health Canada and other regulatory authorities, and our clinical trials may require a large number of test subjects. Our failure to comply with cGLP, cGCP and cGMP regulations may require us to repeat clinical trials or manufacture additional batches of drug which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs or CMOs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or if this is asserted or reported to have occurred.

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

Changes in U.S. patent law, or laws in other countries, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, thereby impairing our ability to protect our product candidates.

Our success is heavily dependent on intellectual property, particularly patents. The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the U.S. or other countries. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. For example, there have been recent changes regarding how patent laws are interpreted, and both the USPTO and Congress have recently made significant changes to the patent system. There have been U.S. Supreme Court decisions that now show a trend of the Supreme Court which is distinctly negative on some patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents, the costs to prosecute our patent applications and enforce our patents and/or the patents and applications of our collaborators. The patent situation in these fields outside the U.S. also has uncertainties. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents. As an example, by as early as October 1, 2022, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Future sales and issuances of our common shares or securities convertible into or exchangeable for common shares would cause our shareholders to incur dilution and could cause the market price of our common shares to fall.

As of March 31, 2022, stock options to purchase 7,075,073 of our common shares with a weighted-average exercise price of $16.73 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and pre-funded warrants to purchase 2,775,996 of our common shares with an exercise price of $0.0001 per share were outstanding. The exercise of any of these stock options or warrants would result in dilution to current common shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, pre-funded warrants or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

We have broad discretion in the application of any net proceeds we have received or may receive pursuant to our October 2021 and March 2021 public offerings of common shares and pre-funded warrants to purchase common shares, our “at-the-market” equity offering program with Jefferies and Stifel, as well as the net proceeds to us from previous equity and debt financings. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

There is no public market for our outstanding pre-funded warrants.

There is no public trading market for our outstanding pre-funded warrants and we do not expect a market to develop. In addition, we do not intend to list the outstanding pre-funded warrants on the Nasdaq Global Market or any other national securities exchange or nationally recognized trading system. Without an active trading market, the liquidity of the outstanding pre-funded warrants will be limited.

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Global credit and financial markets have at times experienced extreme disruptions, including most recently in connection with the  COVID-19 pandemic, characterized by increased market volatility, increased rates of inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated March 1, 2022, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	March 1, 2022

10.2	Share Purchase Agreement, dated as of January 11, 2022, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 12, 2022

10.3††	Amendment #2, dated February 25, 2022, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	10-K	001-36687	10.30††	March 1, 2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 10, 2022
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: May 10, 2022
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer