Form 10-Q
period 2022-06-30
Xenon Pharmaceuticals Inc.
filed 2022-08-09
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 62,263,463 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

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
•

Our business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure, or other compromise of our systems or those of a contractor or vendor;

•	Health pandemics or epidemics, including the COVID-19 pandemic and other public health crises may materially and adversely affect our business, financial condition and results of operations;
•

We depend on our collaborative relationship with Neurocrine Biosciences Inc. to further develop and commercialize NBI-921352, and if our relationship is not successful or is terminated, we may not be able to effectively develop and/or commercialize NBI-921352;

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

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement such risks or conditions have not materialized, in whole or in part.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$369,987	$175,688
Marketable securities	418,251	376,086
Accounts receivable	2,524	2,765
Prepaid expenses and other current assets	4,041	4,481
	794,803	559,020
Operating lease right-of-use asset, net (note 5)	7,730	8,056
Property, plant and equipment, net	4,536	4,466
Deferred tax assets	311	465
Total assets	$807,380	$572,007

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 6)	$13,736	$13,717
Operating lease liability (note 5)	—	605
	13,736	14,322
Operating lease liability, long-term (note 5)	7,851	7,652
	$21,587	$21,974

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: nil (December 31, 2021 - 1,016,000) (note 7)	$—	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 62,242,883 (December 31, 2021 - 51,634,752) (note 7)	1,061,690	783,170
Additional paid-in capital	133,295	117,495
Accumulated deficit	(408,202)	(357,374)
Accumulated other comprehensive loss	(990)	(990)
	$785,793	$550,033
Total liabilities and shareholders’ equity	$807,380	$572,007

Commitments and contingencies (note 9)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue (note 8)	$536	$2,218	$9,302	$6,576

Operating expenses:
Research and development	22,146	18,377	41,506	34,685
General and administrative	8,705	6,339	15,480	10,448
	30,851	24,716	56,986	45,133
Loss from operations	(30,315)	(22,498)	(47,684)	(38,557)
Other income (expense):
Interest income	816	72	1,184	219
Unrealized fair value loss on marketable securities	(1,288)	(17)	(4,650)	(92)
Foreign exchange gain (loss)	(411)	117	(112)	272
Loss before income taxes	(31,198)	(22,326)	(51,262)	(38,158)
Income tax recovery	40	217	434	285
Net loss and comprehensive loss	(31,158)	(22,109)	(50,828)	(37,873)
Net loss attributable to preferred shareholders	—	(521)	(385)	(951)
Net loss attributable to common shareholders	$(31,158)	$(21,588)	$(50,443)	$(36,922)
Net loss per common share (note 3):
Basic and diluted	$(0.55)	$(0.51)	$(0.91)	$(0.94)
Weighted-average common shares outstanding (note 3):
Basic and diluted	56,192,922	42,090,207	55,522,857	39,457,413

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	1,016,000	$7,732	35,012,125	$397,748	$45,357	$(278,492)	$(990)	$171,355
Net loss for the period	—	—	—	—	—	(15,764)	—	(15,764)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 7a and note 7c)	—	—	5,868,135	99,846	18,769	—	—	118,615
Stock-based compensation expense	—	—	—	—	1,965	—	—	1,965
Issued pursuant to exercise of stock options	—	—	82,455	740	(634)	—	—	106
Balance as of March 31, 2021	1,016,000	$7,732	40,962,715	$498,334	$65,457	$(294,256)	$(990)	$276,277
Net loss for the period	—	—	—	—	—	(22,109)	—	(22,109)
Stock-based compensation expense	—	—	—	—	2,704	—	—	2,704
Issued pursuant to exercise of stock options	—	—	154,853	1,017	(906)	—	—	111
Balance as of June 30, 2021	1,016,000	$7,732	41,117,568	$499,351	$67,255	$(316,365)	$(990)	$256,983
(1)

The accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss (1)	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	1,016,000	$7,732	51,634,752	$783,170	$117,495	$(357,374)	$(990)	$550,033
Net loss for the period	—	—	—	—	—	(19,670)	—	(19,670)
Issuance of common shares, net of issuance costs (note 7a)	—	—	258,986	7,876	—	—	—	7,876
Conversion of preferred shares to common shares (note 7b)	(1,016,000)	(7,732)	1,016,000	7,732	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,614	—	—	3,614
Issued pursuant to exercise of stock options	—	—	149,311	1,529	(1,529)	—	—	—
Balance as of March 31, 2022	—	$—	53,059,049	$800,307	$119,580	$(377,044)	$(990)	$541,853
Net loss for the period	—	—	—	—	—	(31,158)	—	(31,158)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 7a and note 7c)	—	—	9,098,362	260,503	9,387	—	—	269,890
Stock-based compensation expense	—	—	—	—	5,208	—	—	5,208
Issued pursuant to exercise of stock options	—	—	85,472	880	(880)	—	—	—
Balance as of June 30, 2022	—	$—	62,242,883	$1,061,690	$133,295	$(408,202)	$(990)	$785,793
(1)

The accumulated other comprehensive loss is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of the Company was the Canadian dollar.

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(50,828)	$(37,873)
Items not involving cash:
Depreciation	751	427
Deferred income tax expense (recovery)	154	(21)
Stock-based compensation	8,822	4,669
Unrealized foreign exchange loss	492	11
Unrealized fair value loss on marketable securities	4,650	92
Changes in operating assets and liabilities:
Accounts receivable	235	(608)
Prepaid expenses and other current assets	439	(349)
Accounts payable and accrued expenses	(11)	484
Deferred revenue	—	(617)
Net cash used in operating activities	(35,296)	(33,785)

Investing activities:
Purchases of property, plant and equipment	(756)	(1,313)
Purchases of marketable securities	(141,638)	(122,279)
Proceeds from marketable securities	94,823	76,680
Net cash used in investing activities	(47,571)	(46,912)

Financing activities:
Issuance of common shares and pre-funded warrants, net of issuance costs (note 7a and note 7c)	277,766	118,615
Issuance of common shares pursuant to exercise of stock options	—	217
Net cash provided by financing activities	277,766	118,832
Effect of exchange rate changes on cash and cash equivalents	(600)	(214)
Increase in cash and cash equivalents	194,299	37,921
Cash and cash equivalents, beginning of period	175,688	45,009
Cash and cash equivalents, end of period	$369,987	$82,930

Supplemental disclosures:
Interest received	$3,509	$1,537
Cash paid for operating lease	410	412
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	2,409	1,324
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period	—	493

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

The Company has incurred significant operating losses since inception. As of June 30, 2022, the Company had an accumulated deficit of $408,202 and a $50,828 net loss for the six months ended June 30, 2022. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

The Company has one wholly-owned subsidiary as of June 30, 2022, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

3.	Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes the Series 1 Preferred Shares as a separate class for the six months ended June 30, 2022, and for the three and six months ended June 30, 2021. The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period. In March 2022, the outstanding 1,016,000 Series 1 Preferred Shares were converted and exchanged for an equal number of common shares of the Company (note 7b).

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

For the three and six months ended June 30, 2022, all stock options and warrants were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period. Convertible preferred shares were anti-dilutive and excluded from the diluted weighted average common shares outstanding for the six months ended June 30, 2022.

For the three and six months ended June 30, 2021, all stock options, warrants and convertible preferred shares were anti-dilutive and were excluded from the diluted weighted average common shares outstanding for the period.
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

The cost components of the operating lease were as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Cost
Operating lease expense	$238	$140	$476	$279
Variable lease expense(1)	191	190	383	374
Lease Term and Discount Rate
Remaining lease term (years)	10.00	6.00	10.00	6.00
Discount rate	3.42%	2.45%	3.42%	2.45%

(1)

Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of June 30, 2022 were as follows:

Year ending December 31:
2022	$458
2023	915
2024	956
2025	1,010
2026	1,064
2027 and thereafter	6,671
Total future minimum lease payments	$11,074
Less: imputed interest	(1,781)
Less: future lease incentives reasonably certain of use(1)	(1,442)
Present value of lease liabilities	$7,851

(1)	The future lease incentives are expected to be utilized within the next twelve months.
6.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Trade payables	$3,178	$3,824
Employee compensation, benefits, and related accruals	3,321	5,940
Consulting and contracted research	6,047	3,550
Professional fees	950	285
Other	240	118
Total	$13,736	$13,717
7.	Share capital:
(a)	Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC (“Jefferies”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) pursuant to which the Company may sell common shares from time to time. In January 2021, the Company sold an aggregate of 733,000 common shares for proceeds of $10,693, net of commissions and transaction expenses pursuant to a prospectus supplement filed in August 2020 (“August 2020 ATM"). The Company may sell common shares having gross proceeds of up to $250,000, from time to time, pursuant to a new prospectus supplement filed in March 2022 (“March 2022 ATM"), replacing the August 2020 ATM. As of June 30, 2022, no common shares have been sold under the March 2022 ATM.

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

In June 2022, the Company entered into an underwriting agreement with Jefferies, J.P. Morgan Securities LLC, Stifel and SVB Securities LLC, relating to an underwritten public offering of 9,098,362 common shares, including 1,229,508 shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $30.50 per common share and pre-funded warrants to purchase 327,868 common shares at $30.4999 per pre-funded warrant (note 7c), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in June 2022, and the Company received proceeds of $269,890, net of underwriting discounts, commissions and offering expenses.

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

(c)	Pre-funded warrants:

The following table summarizes the pre-funded warrants outstanding at June 30, 2022:

Date of Issuance	Pre-Funded Warrants to Purchase Common Shares	Price per Pre-Funded Warrant	Exercise Price
March 2021	1,081,081	$18.4999	$0.0001
October 2021	1,694,915	$29.4999	$0.0001
June 2022	327,868	$30.4999	$0.0001
Total	3,103,864

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

Since the pre-funded warrants meet the condition for equity classification, net proceeds from issuances of the pre-funded warrants are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder will be recorded in common shares. As of June 30, 2022, no pre-funded warrants have been exercised. Pre-funded warrants to purchase 3,103,864 (June 30, 2021 – 1,081,081) common shares are not included in the number of issued and outstanding common shares as of June 30, 2022.

(d)	Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding, beginning of period	7,075,073	5,742,608	5,638,232	4,758,997
Granted	318,000	382,500	1,977,845	1,494,450
Exercised(1)	(130,031)	(222,331)	(349,138)	(344,734)
Forfeited, cancelled or expired	(28,582)	(131,726)	(32,479)	(137,662)
Outstanding, end of period	7,234,460	5,771,051	7,234,460	5,771,051
Exercisable, end of period	3,464,081	2,842,948	3,464,081	2,842,948
(1)

During the six months ended June 30, 2022, no stock options were exercised for cash (six months ended June 30, 2021 – 58,179)  . In the same period, the Company issued 234,783 (six months ended June 30, 2021 – 179,129) common shares for the cashless exercise of 349,138  (six months ended June 30, 2021 – 286,555) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average risk-free interest rate	3.17%	1.27%	2.14%	1.18%
Expected volatility	70%	69%	70%	68%
Average expected term (in years)	5.87	7.09	6.21	6.67
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$19.60	$12.14	$19.29	$12.67

8.	Revenue:

Revenue was as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Neurocrine Biosciences:
Recognition of the transaction price	$—	$617	$372	$617
Research and development services	536	1,601	1,806	2,959
Milestone payments	—	—	7,124	—
Pacira BioSciences:
Milestone payments	—	—	—	3,000
Total collaboration revenue	$536	$2,218	$9,302	$6,576

(a)	Neurocrine Biosciences license and collaboration agreement:

In December 2019, the Company entered into the Neurocrine Collaboration Agreement with Neurocrine Biosciences. Pursuant to this agreement, the Company granted an exclusive license to XEN901, now known as NBI-921352, and an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391 (collectively, the “DTCs”). The agreement also includes a two-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors (“Research Compounds”) which ended in June 2022. The Company and Neurocrine Biosciences are collaborating on the conduct of two collaboration programs: (a) a joint research collaboration to discover, identify and preclinically develop Research Compounds (the “Research Program”) and (b) a collaborative development program for NBI-921352 and two DTCs selected by the joint steering committee (the “Initial Development Program”).

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

During the three and six months ended June 30, 2022, the Company recognized $536 and $1,806 of revenue, respectively, for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for NBI-921352, compared to $1,601 and $2,959 for the three and six months ended June 30, 2021, respectively. In addition, the Company recognized nil and $372 for the three and six months ended June 30, 2022, respectively, for (v) development services under the Initial Development Program for the DTCs, compared to $617 for the three and six months ended June 30, 2021.

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $1,667,500, comprised of up to $1,067,500 in additional development and regulatory milestone payments related to NBI-921352 and other licensed Nav1.6 or Nav1.2/1.6 inhibitor products, and up to $600,000 in additional sales-based milestone payments for multiple products. In addition, the Company is eligible to receive royalties on net sales in and outside the U.S., ranging from (a) for NBI-921352, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (b) for DTCs, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (c) for Research Compounds, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively. Royalty rates are subject to customary reductions. These additional amounts will be recognized as determinable. The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of June 30, 2022.

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

During the six months ended June 30, 2021, the FDA cleared the first investigational new drug application for PCRX301 and Flexion initiated a Phase 1b clinical trial, resulting in milestone payments of $1,000 and $2,000 paid to the Company, respectively. Pursuant to terms of the agreement, the Company will also be eligible for a development milestone payment of $5,000 upon initiation of a Phase 2 proof-of-concept clinical trial. Following successful proof-of-concept, the Company may be entitled to future clinical development and global regulatory approval milestone payments of up to $40,750, commercial milestone payments of up to $75,000, as well as future royalties ranging from mid-single to low-double digit percentages. These additional amounts will be recognized as determinable.
9.	Commitments and contingencies:
(a)	Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services, under which the Company has committed to using Medpace non-exclusively for clinical development services over the five-year term of the agreement which ended in August 2020. The Company has committed to $7,000 of services over the term of the agreement of which $4,840 of services have been received and $2,160 remains committed as of June 30, 2022. As the Company did not meet the commitment to retain Medpace for $7,000 of services prior to August 2020, the Company is required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7,000 commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If the Company decides not to retain Medpace for the provision of clinical development services, the Company may satisfy its obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion. The Company intends to continue to utilize Medpace for clinical development work where suitable in order to fulfill the remaining commitment; therefore, no liability has been recognized as of June 30, 2022 with respect to the unsatisfied portion under the priority access agreement.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Canadian securities laws. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•	the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies, and clinical trials;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our ability to recruit sufficient numbers of patients for our current and future clinical trials for orphan or more common indications;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations;
•	our ability to receive milestones, royalties and sublicensing fees under our collaborations, and the timing of such payments;
•	the timing and magnitude of potential milestone payments under our product acquisition and in-licensing agreements;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications or more common indications independently;
•	our pre-commercial, commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to identify drug targets;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to maintain and establish collaborations;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;

•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•

the direct and indirect impact of COVID-19 on our business and operations, including supply chain, manufacturing, research and development costs, clinical trial conduct, clinical trial data and employees;

•

developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

Proprietary Programs

XEN1101 for Epilepsy (Focal Onset Seizures)

XEN1101 is a differentiated Kv7 potassium channel opener being developed for the treatment of epilepsy and major depressive disorder, or MDD. In October 2021, we announced positive results from our Phase 2b X-TOLE clinical trial, which evaluated the clinical efficacy, safety and tolerability of XEN1101 administered as an adjunctive treatment for adult patients with focal epilepsy. In June 2022, we announced the successful completion of an End-of-Phase 2, or EOP2, meeting with the U.S. Food & Drug Administration, or FDA.  Based on the EOP2 meeting, we aligned with the FDA on key elements of the Phase 3 program to support a New Drug Application, or NDA, submission. We plan to submit an NDA upon completion of the first XEN1101 Phase 3 clinical trial (X-TOLE2), if successful, and use the existing data package from the Phase 2b X-TOLE clinical trial along with additional safety data from other clinical trials to meet regulatory requirements.

We plan to initiate two identical Phase 3 clinical trials called X-TOLE2 and X-TOLE3, which are designed closely after the Phase 2b X-TOLE clinical trial. X-TOLE2 is expected to be initiated in the second half of 2022 followed by the initiation of X-TOLE3 and both studies will run in parallel. These multicenter, randomized, double-blind, placebo-controlled trials will evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 360 patients per study with focal onset seizures, or FOS. The primary efficacy endpoint is the median percent change, or MPC, in monthly seizure frequency from baseline through the double-blind period, or DBP, of XEN1101 compared to placebo. On completion of the DBP in X-TOLE2 and X-TOLE3, eligible patients may enter an open-label extension, or OLE, study for up to three years. In addition, the ongoing X-TOLE OLE also continues to generate important long-term data for XEN1101 in FOS.

XEN1101 for Epilepsy (Primary Generalized Tonic Clonic Seizures)

Alignment was obtained with the FDA at the EOP2 meeting on key elements of a single Phase 3 clinical trial to pursue an additional epilepsy indication of primary generalized tonic clonic seizures, or PGTCS. Following the initiation of X-TOLE2, we plan to initiate a Phase 3 clinical trial, called X-ACKT, to support potential regulatory submissions in PGTCS. This multicenter, randomized, double-blind, placebo-controlled study will evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 160 patients with PGTCS. The primary efficacy endpoint is the MPC in monthly PGTCS frequency from baseline through the DBP of XEN1101 compared to placebo. On completion of the DBP in X-ACKT, eligible patients may enter an OLE study for up to three years.

XEN1101 for MDD

Based on promising pre-clinical data with XEN1101 and published clinical data generated from both an open-label study and a randomized, placebo-controlled clinical trial that explored the targeting of KCNQ channels as a treatment for MDD using ezogabine, we are evaluating the clinical efficacy, safety and tolerability of XEN1101 administered as monotherapy in approximately 150 patients with MDD in a Phase 2 clinical trial, called X-NOVA. Designed as a randomized, double-blind, placebo-controlled, multicenter clinical study, the primary objective is to assess the efficacy of XEN1101 compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the Montgomery-Åsberg Depression Rating Scale, or MADRS, score change through week six.  Topline results from the X-NOVA study are anticipated in 2023.

In addition, we are collaborating with the Icahn School of Medicine at Mount Sinai to support an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of XEN1101 for the treatment of MDD in approximately 60 subjects. The primary objective of the study is to investigate the effect of XEN1101 on the brain reward circuit as measured by the change in bilateral ventral striatum activity as assessed by functional MRI, or fMRI. The secondary objectives are to test the effect of XEN1101 compared to placebo on clinical measures of depression and anhedonia using the MADRS and SHAPS scales.

XEN1101 – Additional Supporting Data

In June 2022, we announced new, compelling efficacy data supporting the late-stage, Phase 3 development of XEN1101. A sub-group analysis of Phase 2b X-TOLE data showed that XEN1101 rapidly reduced FOS frequency within one week for all doses compared with placebo. At Week 1, the median percent reduction in monthly focal onset seizure frequency was 55.4% in the 25 mg group (p<0.001), 41.5% in the 20 mg group (p=0.039), and 39.1% in the 10 mg group (p=0.002) compared to 20.2% in the placebo group. Based on the strength of data from this time course to efficacy analysis, a key secondary endpoint in the Phase 3 trials will include the median percent change of weekly FOS at Week 1. Subjects remaining in the X-TOLE OLE for at least 3 months and 12 months experienced a greater than 70% and 80% reduction, respectively, in median monthly seizure frequency when compared to the DBP baseline.

XEN496

XEN496, a Kv7 potassium channel opener, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. A Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called EPIK, is ongoing to evaluate the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than six years with KCNQ2-DEE. We anticipate that the EPIK study will be completed in 2023.

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

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the six months ended June 30, 2022 and 2021, we recognized revenue of $9.3 million and $6.6 million, respectively, in connection with our agreements with Neurocrine Biosciences and Pacira BioSciences. We had a net loss of $50.8 million for the six months ended June 30, 2022 and an accumulated deficit of $408.2 million as of June 30, 2022, from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty. We expect that our revenue in the near term will be substantially dependent on our collaboration agreements. Given the uncertain nature of clinical development of our current and future product candidates and the commercialization of current and future products, we cannot predict when or whether we will receive further milestone payments under our current or future collaboration agreements or whether we will be able to report either revenue or net income in future years. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings or collaborations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase as we:

•

continue our research and pre-clinical and clinical development of our product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;

•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	maintain, protect and expand our intellectual property portfolio;
•	attract, hire and retain skilled personnel; and
•	create additional infrastructure to support our operations and any future commercialization efforts.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements and we do not generate any revenue or royalty revenue from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

We may generate revenue from milestone payments and research and development funding under our current collaboration agreements and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all. We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaborations and any future collaborations.

The following table is a summary of revenue recognized from our current collaboration and licensing agreements for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Neurocrine Biosciences:
Recognition of the transaction price	$—	$617	$372	$617
Research and development services	536	1,601	1,806	2,959
Milestone payments	—	—	7,124	—
Pacira BioSciences:
Milestone payments	—	—	—	3,000
Total collaboration revenue	$536	$2,218	$9,302	$6,576

Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares at the inception of the agreement in December 2019. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment and variable consideration which was probable that a significant reversal of the cumulative revenue recognized would not occur, was the transaction price of the arrangement at the inception of the agreement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to NBI-921352 with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs. In the three and six months ended June 30, 2022, we recognized nil and $0.4 million, respectively, of the transaction price allocated to performance obligation (iii) which was completed as of March 31, 2022 compared to $0.6 million for the three and six months ended June 30, 2021. In January 2022, based on the FDA’s approval to expand the SCN8A-DEE study population to include subjects aged between 2 and 11 years, we received an aggregate milestone payment of $15.0 million in the form of $6.75 million cash and a $8.25 million equity investment in our common shares. The equity investment was measured at fair value of $7.9 million on the date of issuance and the resulting premium of $0.3 million, with the cash payment of $6.75 million, was recognized as revenue in the six months ended June 30, 2022. Performance obligations (i) and (ii) were completed as of December 31, 2020. Research and development services are recognized into revenue at fair market value as the services are rendered. The research collaboration ended in June 2022.

In the six months ended June 30, 2021, we recognized revenue of $3.0 million in connection with our agreement with Pacira BioSciences for the global rights to develop and commercialize PCRX301 which included a $1.0 million milestone for the clearance of an investigational new drug application by the FDA and a $2.0 million milestone for the initiation of a Phase 1b clinical trial. No revenue was recognized in the three and six months ended June 30, 2022 in connection with our agreement with Pacira BioSciences.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$22,146	$18,377	$41,506	$34,685
General and administrative	8,705	6,339	15,480	10,448
Total operating expenses	$30,851	$24,716	$56,986	$45,133

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

We expense all research and development costs as incurred. We expect that our research and development expenses will increase substantially in the future as we advance our proprietary product candidates into later stages of clinical development, advance our internal drug discovery programs into pre-clinical development and continue our early-stage research. The increase in expense will likely include added personnel and third-party contracts related to research, formulation, process development and manufacturing, pre-clinical studies and clinical trial activities as well as third-party acquisition, license and collaboration fees and laboratory consumables.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary, related benefits and stock-based compensation of our executive, finance, legal, business development, commercial and administrative functions, travel expenses, allocated facility-related and information technology costs not otherwise included in research and development expenses, director compensation, director’s and officer’s insurance premiums, investor relations costs, recruitment costs, professional fees for auditing, tax and legal services, including legal expenses for intellectual property protection, and costs incurred as we prepare for commercialization.

We expect that general and administrative expenses will increase in the future as we expand our operating activities to support increased research and development activities and the potential commercialization of our product candidates. We will also continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 1, 2022. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three and six months ended June 30, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2022 vs. 2021	Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Revenue	$536	$2,218	$(1,682)	$9,302	$6,576	$2,726
Research and development expenses	22,146	18,377	3,769	41,506	34,685	6,821
General and administrative expenses	8,705	6,339	2,366	15,480	10,448	5,032
Other:
Interest income	816	72	744	1,184	219	965
Unrealized fair value loss on marketable securities	(1,288)	(17)	(1,271)	(4,650)	(92)	(4,558)
Foreign exchange gain	(411)	117	(528)	(112)	272	(384)
Loss before income taxes	$(31,198)	$(22,326)	$(8,872)	$(51,262)	$(38,158)	$(13,104)

Revenue

Revenue decreased by $1.7 million and increased by $2.7 million in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively. Revenue for the three and six months ended June 30, 2022 related to recognition of $0.5 million and $1.8 million, respectively, for research and development services under our license and collaboration agreement with Neurocrine Biosciences, as compared to recognition of $1.6 million and $3.0 million, respectively, for research and development services in the comparative period. Revenue for the six months ended June 30, 2022 also included $7.1 million of milestone revenue from Neurocrine Biosciences as compared to $3.0 million of milestone revenue recognized in connection with our agreement with Pacira BioSciences in the comparative period.

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2022 vs. 2021	Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
XEN1101	$9,426	$8,533	$893	$16,864	$15,002	$1,862
XEN496	5,125	4,237	888	10,677	9,914	763
NBI-921352	26	377	(351)	226	733	(507)
Pre-clinical, discovery and other internal programs	7,569	5,230	2,339	13,739	9,036	4,703
Total research and development	$22,146	$18,377	$3,769	$41,506	$34,685	$6,821

Research and development expenses increased by $3.8 million and $6.8 million in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively. The increases were primarily attributable to higher salaries and benefits due to increased headcount, higher stock-based compensation expense due to an increase in the number of options granted at a higher fair value and higher information technology costs allocated amongst research and development programs, as well as increased external costs related to our pre-clinical, discovery and other internal programs. The increases were partially offset by lower external costs related to our XEN1101 program.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2022 vs. 2021	Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
General and administrative	$8,705	$6,339	$2,366	$15,480	$10,448	$5,032

General and administrative expenses increased by $2.4 million and $5.0 million in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively. The increases were primarily attributable to increased stock-based compensation expense due to an increase in the number of options granted at a higher fair value, higher salaries and benefits due to increased headcount to support our expanding research and development activities, increased recruitment fees, and increased insurance premiums.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and six months ended June 30, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2022 vs. 2021	Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Other income (expense)	$(883)	$172	$(1,055)	$(3,578)	$399	$(3,977)

Other income (expense) decreased by $1.1 million and $4.0 million in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively. The decreases were primarily driven by an unrealized loss on the fair value of marketable securities of $1.3 million and $4.7 million for the three and six months ended June 30, 2022, respectively, due to changes in market yields on investments. This was partially offset by an increase in interest income of $0.8 million and $1.2 million for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively, due to an increase in marketable securities and an increase in market yields on investments.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through June 30, 2022, we have raised aggregate net cash proceeds of $1,020.6 million primarily from the issuance of equity securities. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $788.2 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell our common shares from time to time. In January 2021, we sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions and transaction expenses pursuant to a prospectus supplement filed with the SEC on August 6, 2020, or August 2020 ATM. We may sell common shares having gross proceeds of up to $250.0 million, from time to time, pursuant to a new prospectus supplement filed with the SEC on March 1, 2022, or March 2022 ATM, replacing the August 2020 ATM.  As of June 30, 2022, no common shares have been sold under the March 2022 ATM.

Funding Requirements

We have incurred significant operating losses since inception. We had a $50.8 million net loss for the six months ended June 30, 2022 and an accumulated deficit of $408.2 million from inception through June 30, 2022. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our estimates and assumptions may prove to be wrong, and we cannot guarantee that our existing capital resources will be sufficient to conduct and complete all of our anticipated research and development efforts and future commercialization efforts. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials remains uncertain. Further, inflation may affect our use of capital resources by increasing our cost of labor and research and development expenses. Our long-term funding requirements will consist of operational, capital, and manufacturing expenditures, including those contractual commitments described below. Because of the inherent risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our long-term anticipated pre-clinical studies and clinical trials.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(35,296)	$(33,785)
Net cash used in investing activities	(47,571)	(46,912)
Net cash provided by financing activities	277,766	118,832

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities totaled $35.3 million, compared to $33.8 million for the same period in 2021. The increase in cash used in operating activities was primarily related to higher research and development and general and administrative expenses for the six months ended June 30, 2022 as compared to the same period in 2021. This was partially offset by $7.1 million in milestone revenue recognized in connection with our agreement with Neurocrine Biosciences in the six months ended June 30, 2022 as compared to $3.0 million in milestone revenue recognized in connection with our agreement with Pacira BioSciences during the six months ended June 30, 2021, changes in operating assets and liabilities and higher interest income for the six months ended June 30, 2022 as compared to the same period in 2021.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities totaled $47.6 million, compared to $46.9 million for the same period in 2021. The change in cash used in investing activities was driven primarily by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities totaled $277.8 million, compared to $118.8 million for the same period in 2021. The increase in cash provided by financing activities was primarily related to net proceeds of $277.8 million from the issuance of common shares and pre-funded warrants during the six months ended June 30, 2022 as compared to $118.6 million for the same period in 2021.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2021 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 1, 2022.

As of June 30, 2022, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of August 5, 2022, we had 62,263,463 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 3,103,864 common shares, outstanding stock options to purchase an additional 7,223,766 common shares and an outstanding warrant to purchase an additional 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risk

As of June 30, 2022, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $754.8 million and Canadian dollar denominated cash and cash equivalents of CAD$43.0 million.

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

Interest rate sensitivity

As of June 30, 2022, we had cash and cash equivalents and marketable securities of $788.2 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $2.8 million decrease in the fair value of our marketable securities as of June 30, 2022. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2022 and 2021; however, operating expenses may continue to increase in future periods due to inflation.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had a net loss of $50.8 million for the six months ended June 30, 2022 and an accumulated deficit of $408.2 million as of June 30, 2022, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the six months ended June 30, 2022, we incurred $41.5 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in March 2021, we completed an underwritten public offering of 5,135,135 of our common shares, including 810,810 common shares sold upon the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 1,081,081 common shares. The common shares were offered at a public offering price of $18.50 per common share and the pre-funded warrants were offered at a price of $18.4999 per pre-funded warrant, for proceeds of $107.9 million, net of underwriting discounts, commissions and offering expenses. In September 2021, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, we issued 275,337 common shares to Neurocrine Biosciences for an aggregate purchase price of $5.5 million. In October 2021, we completed an underwritten public offering of 10,000,000 of our common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ overallotment option, at a public offering price of $29.50 per common share, and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed on October 8, 2021, and we received proceeds of $323.9 million, net of underwriting discounts, commissions and offering expenses. In January 2022, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, we issued 258,986 common shares to Neurocrine Biosciences for an aggregate purchase price of $8.25 million. Further, we entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell our common shares from time to time. In January 2021, we sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions and transaction expenses pursuant to a prospectus supplement filed with the SEC on August 6, 2020, or August 2020 ATM. We may sell common shares having gross proceeds of up to $250.0 million, from time to time, pursuant to a new prospectus supplement filed with the SEC on March 1, 2022, or March 2022 ATM, replacing the August 2020 ATM. As of June 30, 2022, no common shares have been sold under the March 2022 ATM. In June 2022, we completed an underwritten public offering of 9,098,362 of our common shares, including 1,229,508 common shares sold upon the full exercise of the underwriters’ overallotment option, at a public offering price of $30.50 per common share, and pre-funded warrants to purchase 327,868 common shares at $30.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed on June 27, 2022, and we received proceeds of $269.9 million, net of underwriting discounts, commissions and offering expenses.

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

As of June 30, 2022, approximately 4% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

For example, if more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include brivaracetam, cannabidiol, carbamazepine, cenobamate, clonazepam, clobazam, eslicarbazepine acetate, ethosuximide, fenfluramine, gabapentin, ganaxolone, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenobarbital, phenytoin, pregabalin, topiramate, valproate, vigabatrin, and zonisamide. The FDA has not yet approved any drug products specifically for KCNQ2 developmental and epileptic encephalopathy (otherwise known as KCNQ2-DEE) or for SCN8A developmental and epileptic encephalopathy (otherwise known as SCN8A-DEE). There are other ASMs in pre-clinical or clinical development that could potentially compete with our products, including products in development from Angelini Pharma, Biohaven Pharmaceutical Holding Company, Ltd., Cerevel Therapeutics Holdings, Inc., Eisai Co., Eliem Therapeutics, Inc., Ltd., Epygenix Therapeutics, Inc., H. Lundbeck A/S, Janssen Pharmaceuticals, Inc., Jazz Pharmaceuticals plc, Longboard Pharmaceuticals Inc., Marinus Pharmaceuticals, Inc., Neurona Therapeutics Inc., Neurocrine Biosciences, Otsuka Pharmaceutical Co., Ltd., Ovid Therapeutics Inc., Praxis Precision Medicines, Inc., QurAlis Corporation, SK Life Science Inc., Stoke Therapeutics Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., Taysha Gene Therapies, Inc., UCB, Inc. and Zhimeng Biopharma, Inc.

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

As a company, we have no previous experience in completing a Phase 3 clinical trial or in completing clinical trials in pediatric indications, and related regulatory requirements or the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, conduct a pivotal clinical trial, obtain regulatory approval, manufacture drug product on a commercial scale or arrange for a third party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates. To execute on our business plan for the development of independent programs, we will need to successfully:

•	reach agreement with multiple regulatory agencies on clinical and pre-clinical studies required for registration;
•	execute our clinical development and manufacturing plans for later-stage product candidates;
•	obtain required regulatory approvals in each jurisdiction in which we will seek to commercialize products;
•	build and maintain appropriate pre-commercialization capabilities as well as commercial sales, distribution and marketing capabilities;
•	gain market acceptance for our future products, if any; and
•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization activities.

If we are unsuccessful in accomplishing these objectives, we will not be able to develop and commercialize any future product candidates independently and could fail to realize the potential advantages of doing so.

If we are not successful in discovering, acquiring or in-licensing product candidates in addition to XEN496 and XEN1101, our ability to expand our business and achieve our strategic objectives may be impaired.

We have built a product development pipeline by identifying product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies. To date, our internal discovery efforts have yielded multiple development candidates, including XEN901, which we licensed to Neurocrine Biosciences and is now known as NBI-921352 and XEN402, which we sold to Flexion Therapeutics, Inc., or Flexion, acquired by Pacira BioSciences, Inc., or Pacira Biosciences, in November 2021, to use in its product candidate FX301, now known as PCRX301. Both our internal discovery efforts and our assessment of potential acquisition or in-licensing opportunities require substantial technical, financial and human resources, regardless of whether we identify any viable product candidates.

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

We are subject to stringent and changing obligations related to data privacy and security.  Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive information, including our proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and other sensitive data.  Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws.  For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. At the state level, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies.  The CCPA allows for statutory fines for noncompliance.  Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase compliance costs and potential liability with respect to other personal information we maintain about California residents.  Other states have also enacted data privacy laws.  Additional data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, the European Union’s GDPR and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data.  Certain foreign jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions, such as transferring or receiving personal data that originates in the EU.

Although we endeavor to comply with all applicable data privacy and security obligations, these obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to how to comply.  Further, we may at times fail, or be perceived to have failed, to have complied and could face significant consequences.  These consequences may include, but are not limited to, government enforcement actions; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations, including our clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Our business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure, or other compromise of our systems or those of a contractor or vendor.

To meet business objectives, we rely on both internal information technology systems and networks, and those of third parties and their vendors and contractors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. Computer system, network or telecommunications failures due to events such as damage or disrupted operations from ransomware or other malware, unauthorized access, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war, or natural disasters could interrupt our internal or partner operations. We are increasingly dependent upon our technology systems to operate our business with a growing remote workforce and our ability to effectively manage our business depends on the security, reliability and adequacy of our or our third-party contractors’ or vendors’ technology systems and data. A breakdown, invasion, corruption, destruction, breach or other compromise of our or our third-party contractors’ or vendors’ technology systems, including cloud technologies, and/or unauthorized access to, or the loss destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, and cyberattacks such as phishing, business email compromise, social engineering, ransomware and other malware attacks could subject us to liability and increased costs or negatively impact the operation of our business. In addition, the loss of or alteration or other damage to pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. Any actual or perceived disruption or cybersecurity breach or other security incident that results in the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, including inappropriate disclosure, use or other processing of confidential, personal or proprietary information, or the perception or belief that any such incident has occurred, could cause us to be the subject of claims, demands, lawsuits, and other proceedings by private parties or governmental authorities, and to incur liability and other remediation costs, could harm our reputation and market position, and could result in delays in the development of our product candidates.

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

A variety of risks associated with international operations could materially adversely affect our business.

As we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

•	different regulatory requirements for initiating clinical trials, registering and maintaining approval of drugs in foreign countries;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;
•	differing and multiple payor reimbursement regimes, government payers or patient self-pay systems;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in North America;

•	controlled substance legislation differs between countries and legislation in certain countries may restrict, limit, or delay our ability to manufacture and/or transport our product candidates;
•

likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international import, export and re-export control and sanctions laws and regulations, which likelihood may increase with an increase of operations in foreign jurisdictions, directly or indirectly through third parties (whose corrupt or other illegal conduct may subject us to liability), which may involve interactions with government agencies or government-affiliated hospitals, universities and other organizations, such as conducting clinical trials, selling our products, and obtaining necessary permits, licenses, patent registrations, and other regulatory approvals

•

tighter restrictions on privacy and data protection, and more burdensome obligations associated with the collection, use and retention of data, including clinical data and genetic material, may apply in jurisdictions outside of North America;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•

business interruptions resulting from geopolitical actions, including war, civil and political unrest (such as the ongoing conflict between Russia and Ukraine) and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and

•

supply and other disruptions resulting from the impact of public health epidemics, including the COVID-19 pandemic, on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average percentage of our assets (as determined under applicable Treasury Regulations, which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross income and gross assets, we do not believe we were a PFIC for the taxable years ended December 31, 2021 and 2020 but we could be a PFIC in subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the current taxable year or future taxable years.

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

A U.S. holder may avoid these adverse tax consequences by timely making a qualified electing fund election. For each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would be required to include in gross income its pro rata share of our net ordinary income and net capital gains, if any. A U.S. holder may make a qualified electing fund election only if we commit to provide U.S. holders with their pro rata share of our net ordinary income and net capital gains. We will provide, upon request, our U.S. holders with the information that is necessary in order for them to make a qualified electing fund election and to report their pro rata shares of ordinary earnings and net capital gains for each year we believe we were a PFIC. U.S. holders should consult their own tax advisors with respect to making this election and the related reporting requirements.

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

Patients with certain of the diseases, or disorders, targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening conditions. During the course of treatment, patients have in the past and may in the future suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market those product candidates, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

Healthcare providers and third-party payers in the U.S. and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current arrangements with health care providers and our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act and similar laws in foreign jurisdictions in which we conduct business, that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:

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

•

the federal Physicians Payment Sunshine Act, also referred to as the CMS Open Payments, which requires applicable manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to: certain payments or other transfers of value made to physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners among others), and teaching hospitals as well as information regarding ownership or investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the collection, export, privacy, use, protection and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

•

unforeseen disruptions, caused by man-made or natural disasters, public health pandemics or epidemics, civil unrest or military conflict, or other business interruptions, including, for example, the COVID-19 pandemic; and

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

These risks and uncertainties could impact any of our or our collaborators’ clinical programs and any of the clinical, regulatory or operational events described above could change our or our collaborators’ planned clinical and regulatory activities. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our X-TOLE trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact other trials in the future. In addition, due to the impact of the COVID-19 pandemic, we have experienced an impact on the initiation of clinical sites in our EPIK trial. COVID-19 may continue to impact the enrollment of patients in our XEN496 EPIK clinical trial. Further challenges in enrolling and retaining patients in our clinical trials, whether as a result of the COVID-19 pandemic, geopolitical events, or for any other reasons, may further delay the trials or cause them to be discontinued.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. Negative or inconclusive results from our or our collaborators’ clinical trials could lead to a decision or requirement to conduct additional pre-clinical testing or clinical trials or result in a decision to terminate the continued development of a product candidate. For example, on October 4, 2021 we released topline data from our X-TOLE Phase 2b clinical trial of XEN1101 in adult patients with focal epilepsy. Even though the topline data from our X-TOLE Phase 2b clinical trial were positive, there can be no assurance that we will be able to obtain regulatory approval of XEN1101. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

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

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE and other early infantile epileptic encephalopathies, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our or our collaborators’ clinical trials. This means that we or our collaborators will generally have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision. If we or our collaborators’ experience delays in completing our clinical trials, such delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. Even if we or our collaborators are successful in receiving regulatory approval, the limited patient populations in ultra-orphan, orphan and niche indications may impact the successful commercialization of our or our collaborators’ product candidates and reimbursement rates, which could impact revenue and our ability to achieve profitability.

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

NBI-921352, being developed by our collaborator Neurocrine Biosciences, has received RPD designation for the treatment of SCN8A-DEE. The FDA defines a "rare pediatric disease" as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA's RPD priority review voucher program, upon the approval of an NDA or a biologics license application, BLA, for the treatment of an RPD, the sponsor of such application would be eligible for a priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance Neurocrine Biosciences will receive a RPD priority review voucher or that use of the priority review voucher will result in a faster review or approval for a subsequent marketing application. It is possible that even if Neurocrine Biosciences obtains approval for NBI-921352 in SCN8A-DEE and qualifies for such a priority review voucher, the program may no longer be in effect at the time of approval of this product candidate. Also, although priority review vouchers may be freely sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we or any of our collaborators were to sell a priority review voucher to a third party. In addition, Congress extended FDA authorization to designate RPDs through September 30, 2024 and award RPD Priority Review Vouchers through September 30, 2026. RPD designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

Results of pre-clinical studies and/or earlier clinical trials may not be predictive of the results of later-stage clinical trials and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, Health Canada or foreign regulatory authorities and we may experience delays or unexpected difficulties in obtaining regulatory approval.

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

Further, our product candidates may not be approved even if they achieve their primary endpoint in our Phase 3 clinical trials. The FDA, EMA, Health Canada or foreign regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials or require additional data. In addition, any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA, EMA, Health Canada or another regulatory authority. For example, based on our End-of-Phase 2 meeting with the FDA, we aligned on key elements of the XEN1101 Phase 3 program to support an NDA submission. It is possible that the FDA may refuse to accept our planned NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval. If the FDA does not approve our planned NDA, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies before it will reconsider our application. Depending on the extent of these or any other studies required by FDA or another regulatory authority, approval of an NDA or equivalent filing may be significantly delayed or may require us to expend more resources than we have available. Furthermore, applicable regulatory authorities may also approve our product candidates for a narrower indication than we request or may grant approval contingent on the performance of costly post-marketing commitments.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and could have a material adverse effect on the success of our business. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, results of operations, prospects or financial condition. Further, disclosure of interim, top-line or preliminary data by us or by our competitors could result in volatility in the price of our common shares.

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

We do not have a sales or marketing infrastructure and, as a company, have no sales, marketing or distribution experience. Our strategy involves building our own commercial infrastructure to selectively commercialize future products in certain commercial markets which will be expensive and time consuming. For certain products, including XEN496 and XEN1101, and/or specific commercial markets, we evaluate commercial partners from time to time. In some cases, we may seek to retain the right to participate in the future development and commercialization of such products if we believe such involvement would advance our business. We cannot be certain that we will be successful in consummating any such commercial partnerships or, if consummated, whether such partnerships will be successful.

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

For any approved product, we or our collaborators will need to ensure continued compliance with extensive regulations and requirements regarding the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with current good manufacturing practices, or cGMP, and current good clinical practices, or cGCP, for any clinical trials that we or our collaborators are required to conduct post-approval. Post-approval discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or other problems with our product or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

To the extent we develop and commercialize product candidates that contain or are considered controlled substances, such product candidates are subject to controlled substance laws and regulations in the territories where the product candidates will be developed and commercialized, and any failure by us or our CROs, CMOs and other contractors to comply with controlled substance laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

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

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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

In many countries outside the U.S., particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. As of August 2022, Canada is in the midst of implementing new drug pricing regulations and reporting requirements that will affect the price at which patented medicines can be sold. The new regulations, which came into force in July 2022, create a new basket of reference countries for the Canadian Patented Medicine Prices Review Board, or PMPRB, to use when assessing whether the price of a patented medicine is “excessive” in Canada. The PMPRB has not yet published new guidelines to operationalize the amendments, with new guidelines expected by the end of 2022. More controversial amendments to Canadian drug pricing regulations relating to new price regulatory factors and additional reporting of confidential third party rebates were not implemented following various court challenges. Such regulations, as well as future regulations on drug pricing and reporting obligations, will increase manufacturers’ compliance burden, which can be expensive and time consuming.

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

We depend on our collaborative relationship with Neurocrine Biosciences to further develop and commercialize NBI-921352, and if our relationship is not successful or is terminated, we may not be able to effectively develop and/or commercialize NBI-921352.

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

If either we or Neurocrine Biosciences fail to perform our respective obligations, any clinical trial, regulatory approval or development progress could be significantly delayed or halted, could result in costly or time-consuming litigation or arbitration and could have a negative impact on our business.

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

Any of the above discussed scenarios could adversely affect the timing and extent of the development and commercialization activities related to NBI-921352, which could negatively impact our business.

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

We do not currently own or operate any manufacturing facilities nor do we have significant in-house manufacturing experience or personnel. We rely on our collaborators, either directly or through CMOs, to manufacture product candidates licensed to them or work with multiple CMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for pre-clinical testing and clinical trials and intend to do so for the commercial manufacture of our products. If we or our collaborators are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we or our collaborators may not be able to successfully produce sufficient supply of a product candidate or we or our collaborators may be delayed in doing so. Such failure or substantial delay could delay our clinical trials and materially harm our business. For example, we currently do not have sufficient drug supply to complete our ongoing EPIK trial evaluating XEN496. While we believe we will be able to obtain additional drug supply from our CMO in order to complete the EPIK trial, any delays we may experience would negatively impact our expected timeline for completion of our EPIK trial. The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

As of June 30, 2022, stock options to purchase 7,234,460 of our common shares with a weighted-average exercise price of $17.43 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and pre-funded warrants to purchase 3,103,864 of our common shares with an exercise price of $0.0001 per share were outstanding. The exercise of any of these stock options or warrants would result in dilution to current common shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, pre-funded warrants or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

We have broad discretion in the application of any net proceeds we have received or may receive pursuant to our June 2022, October 2021 and March 2021 public offerings of common shares and pre-funded warrants to purchase common shares, our “at-the-market” equity offering program with Jefferies and Stifel, as well as the net proceeds to us from previous equity and debt financings. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

There is no public trading market for our outstanding pre-funded warrants and we do not expect a market to develop. In addition, we do not intend to list the outstanding pre-funded warrants on Nasdaq or any other national securities exchange or nationally recognized trading system. Without an active trading market, the liquidity of the outstanding pre-funded warrants will be limited.

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Global credit and financial markets have at times experienced extreme disruptions, including most recently in connection with the COVID-19 pandemic, characterized by increased market volatility, increased rates of inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Similarly, the current conflict between Ukraine and Russia has created volatility in the capital markets and is expected to have further global economic consequences. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, including as a result of a resurgence of COVID-19, political unrest or war, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

4.1	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	June 23, 2022

10.1††	Consent to Alterations and Lease Modification Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective May 19, 2022.

10.2#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 2, 2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 9, 2022
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: August 9, 2022
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer