Form 10-Q
period 2022-09-30
Xenon Pharmaceuticals Inc.
filed 2022-11-08
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 4, 2022, the registrant had 62,544,019 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
•
We will likely need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations. In addition, we could be required to establish collaborations or partnerships at an earlier stage than otherwise desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$103,489	$175,688
Marketable securities (note 6)	534,696	376,086
Accounts receivable	2,482	2,765
Prepaid expenses and other current assets	8,509	4,481
	649,176	559,020
Marketable securities, long-term (note 6)	113,989	—
Operating lease right-of-use asset, net (note 7)	7,559	8,056
Property, plant and equipment, net	4,575	4,466
Deferred tax assets	514	465
Total assets	$775,813	$572,007

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 8)	$15,537	$13,717
Operating lease liability (note 7)	—	605
	15,537	14,322
Operating lease liability, long-term (note 7)	7,157	7,652
Total liabilities	$22,694	$21,974

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: nil (December 31, 2021 - 1,016,000) (note 9)	$—	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 62,542,542 (December 31, 2021 - 51,634,752) (note 9)	1,064,698	783,170
Additional paid-in capital	136,728	117,495
Accumulated deficit	(445,352)	(357,374)
Accumulated other comprehensive loss	(2,955)	(990)
Total shareholders' equity	$753,119	$550,033
Total liabilities and shareholders’ equity	$775,813	$572,007

Commitments and contingencies (note 7 and note 11)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue (note 10)	$132	$8,124	$9,434	$14,700

Operating expenses:
Research and development	29,431	18,891	70,937	53,576
General and administrative	8,829	4,831	24,309	15,279
	38,260	23,722	95,246	68,855
Loss from operations	(38,128)	(15,598)	(85,812)	(54,155)
Other income (expense):
Interest income	3,066	57	4,250	275
Unrealized fair value (loss) gain on trading securities	(294)	19	(4,944)	(72)
Foreign exchange (loss) gain	(2,381)	(128)	(2,493)	144
	391	(52)	(3,187)	347
Loss before income taxes	(37,737)	(15,650)	(88,999)	(53,808)
Income tax recovery	587	205	1,021	490
Net loss	(37,150)	(15,445)	(87,978)	(53,318)
Net loss attributable to preferred shareholders	—	(362)	(420)	(1,308)
Net loss attributable to common shareholders	$(37,150)	$(15,083)	$(87,558)	$(52,010)

Other comprehensive loss:
Unrealized losses on available-for-sale securities (note 6)	$(1,965)	$—	$(1,965)	$—
Comprehensive loss	$(39,115)	$(15,445)	$(89,943)	$(53,318)

Net loss per common share (note 4):
Basic and diluted	$(0.57)	$(0.36)	$(1.49)	$(1.29)
Weighted-average common shares outstanding (note 4):
Basic and diluted	65,465,069	42,274,348	58,836,928	40,396,391

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	1,016,000	$7,732	35,012,125	$397,748	$45,357	$(278,492)	$(990)	$171,355
Net loss for the period	—	—	—	—	—	(15,764)	—	(15,764)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 9a and note 9c)	—	—	5,868,135	99,846	18,769	—	—	118,615
Stock-based compensation expense	—	—	—	—	1,965	—	—	1,965
Issued pursuant to exercise of stock options	—	—	82,455	740	(634)	—	—	106
Balance as of March 31, 2021	1,016,000	$7,732	40,962,715	$498,334	$65,457	$(294,256)	$(990)	$276,277
Net loss for the period	—	—	—	—	—	(22,109)	—	(22,109)
Stock-based compensation expense	—	—	—	—	2,704	—	—	2,704
Issued pursuant to exercise of stock options	—	—	154,853	1,017	(906)	—	—	111
Balance as of June 30, 2021	1,016,000	$7,732	41,117,568	$499,351	$67,255	$(316,365)	$(990)	$256,983
Net loss for the period	—	—	—	—	—	(15,445)	—	(15,445)
Issuance of common shares, net of issuance costs (note 9a)	—	—	275,337	4,730	—	—	—	4,730
Stock-based compensation expense	—	—	—	—	2,643	—	—	2,643
Issued pursuant to exercise of stock options	—	—	19,970	305	(277)	—	—	28
Balance as of September 30, 2021	1,016,000	$7,732	41,412,875	$504,386	$69,621	$(331,810)	$(990)	$248,939

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	1,016,000	$7,732	51,634,752	$783,170	$117,495	$(357,374)	$(990)	$550,033
Net loss for the period	—	—	—	—	—	(19,670)	—	(19,670)
Issuance of common shares, net of issuance costs (note 9a)	—	—	258,986	7,876	—	—	—	7,876
Conversion of preferred shares to common shares (note 9b)	(1,016,000)	(7,732)	1,016,000	7,732	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,614	—	—	3,614
Issued pursuant to exercise of stock options	—	—	149,311	1,529	(1,529)	—	—	—
Balance as of March 31, 2022	—	$—	53,059,049	$800,307	$119,580	$(377,044)	$(990)	$541,853
Net loss for the period	—	—	—	—	—	(31,158)	—	(31,158)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 9a and note 9c)	—	—	9,098,362	260,503	9,387	—	—	269,890
Stock-based compensation expense	—	—	—	—	5,208	—	—	5,208
Issued pursuant to exercise of stock options	—	—	85,472	880	(880)	—	—	—
Balance as of June 30, 2022	—	$—	62,242,883	$1,061,690	$133,295	$(408,202)	$(990)	$785,793
Net loss for the period	—	—	—	—	—	(37,150)	—	(37,150)
Stock-based compensation expense	—	—	—	—	5,742	—	—	5,742
Issued pursuant to exercise of stock options	—	—	299,659	3,008	(2,309)	—	—	699
Other comprehensive loss	—	—	—	—	—	—	(1,965)	(1,965)
Balance as of September 30, 2022	—	$—	62,542,542	$1,064,698	$136,728	$(445,352)	$(2,955)	$753,119

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(87,978)	$(53,318)
Items not involving cash:
Depreciation	1,109	636
Deferred income tax recovery	(49)	(288)
Stock-based compensation	14,564	7,312
Unrealized foreign exchange loss	3,454	451
Unrealized fair value loss on trading securities	4,944	72
Changes in operating assets and liabilities:
Accounts receivable	242	(940)
Prepaid expenses and other current assets	(4,028)	(490)
Accounts payable and accrued expenses	2,044	(787)
Deferred revenue	—	(1,440)
Net cash used in operating activities	(65,698)	(48,792)

Investing activities:
Purchases of property, plant and equipment	(1,142)	(1,536)
Purchases of marketable securities	(436,393)	(132,280)
Proceeds from marketable securities	155,867	102,479
Net cash used in investing activities	(281,668)	(31,337)

Financing activities:
Issuance of common shares and pre-funded warrants, net of issuance costs (note 9a and note 9c)	277,766	123,345
Issuance of common shares pursuant to exercise of stock options	699	245
Net cash provided by financing activities	278,465	123,590
Effect of exchange rate changes on cash and cash equivalents	(3,298)	(661)
Increase (decrease) in cash and cash equivalents	(72,199)	42,800
Cash and cash equivalents, beginning of period	175,688	45,009
Cash and cash equivalents, end of period	$103,489	$87,809

Supplemental disclosures:
Interest received	$6,206	$2,428
Cash paid for operating lease	638	619
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	4,085	1,583
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period	—	493

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

The Company has incurred significant operating losses since inception. As of September 30, 2022, the Company had an accumulated deficit of $445,352 and a net loss of $87,978 for the nine months ended September 30, 2022. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

2.
Basis of presentation:

These unaudited interim consolidated financial statements are presented in U.S. dollars and include the accounts of the Company and its wholly-owned subsidiary, Xenon Pharmaceuticals USA Inc., a Delaware corporation. All intercompany transactions and balances have been eliminated on consolidation. Certain information has been reclassified to conform with the financial presentation adopted for the current year.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2021 Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of the policies described in note 3 below.

3.
Changes in significant accounting policies:
(a)
Recently adopted accounting pronouncement:

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326). The standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available-for-sale. Investors are required to determine whether a decline in the fair value below the amortized cost basis of the investment is due to credit-related factors. Credit-related impairment is recognized as an allowance for credit loss on the balance sheet with a corresponding adjustment to the consolidated statement of operations. Credit losses are limited to the amount by which the investment’s amortized cost basis exceeds its fair value and may be subsequently reversed if conditions change. Any impairment that is not credit related is recognized in other comprehensive income (loss), as applicable, net of applicable taxes. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019. For all other entities, including smaller reporting companies as defined by the SEC, the standard is effective for fiscal years beginning after December 15, 2022. As the Company was a smaller reporting company on the date of assessment per the ASU and related amendments, adoption of this standard can be deferred to fiscal years beginning after December 15, 2022; however, the Company has elected to early adopt this ASU effective July 1, 2022. The adoption did not have a material impact on the Company’s consolidated financial statements.

(b)
Marketable securities:

Marketable securities are debt securities with original maturities exceeding three months and accrue interest based on a fixed interest rate for the term. Effective July 1, 2022, the Company classifies its marketable securities as either trading securities or available-for-sale securities. Marketable securities are carried at fair value.

Fair value gains and losses for marketable securities classified as trading securities are recorded through the consolidated statement of operations. These securities are classified as current assets as the Company has the intent and ability to convert these securities into cash without penalty within the next 12 months.

Unrealized fair value gains and losses for marketable securities classified as available-for-sale are recorded through other comprehensive income (loss) in shareholders' equity. When the fair value of an available-for-sale security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to the consolidated statement of operations with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in the consolidated statement of operations with no corresponding allowance for credit losses. Realized gains and losses and credit losses, if any, on available-for-sale securities are included in interest income (expense), based on the specific identification method. Available-for-sale securities are also adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion included within interest income. Available-for-sale securities with a remaining maturity date greater than one year are classified as non-current assets.

4.
Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes the Series 1 Preferred Shares as a separate class for the nine months ended September 30, 2022, and for the three and nine months ended September 30, 2021. The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period. In March 2022, the outstanding 1,016,000 Series 1 Preferred Shares were converted and exchanged for an equal number of common shares of the Company (note 9b).

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

For the three and nine months ended September 30, 2022 and 2021, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

5.
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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The carrying amount of accounts receivable, accounts payable and accrued expenses approximates fair values due to the nature and short term of those instruments. The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis. The level of the fair value hierarchy utilized to determine such fair values consisted of the following:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market fund	$70,904	$—	$—	$70,904	$175,688	$—	$—	$175,688
Commercial paper	—	20,452	—	20,452	—	—	—	—
Corporate debt securities	—	12,133	—	12,133	—	—	—	—
Marketable securities
Guaranteed investment certificates	14,491	—	—	14,491	—	—	—	—
U.S. government securities	376,777	—	—	376,777	239,057	—	—	239,057
Commercial paper	—	102,465	—	102,465	—	—	—	—
Corporate debt securities	—	154,952		154,952	—	137,029	—	137,029
Total	$462,172	$290,002	$—	$752,174	$414,745	$137,029	$—	$551,774

The fair values of the Company’s commercial paper and corporate debt securities are based on prices obtained from independent pricing sources. Securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates.

As of September 30, 2022 and December 31, 2021, the Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs.

6.
Marketable securities

As of September 30, 2022, the Company had $355,543 of trading securities and $293,142 of available-for-sale securities (December 31, 2021 – $376,086 and nil, respectively). Amortized cost, unrealized losses recognized in accumulated other comprehensive income (loss) and fair value of available-for-sale securities consisted of the following:

	September 30, 2022
	Amortized Cost	Unrealized Loss	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$14,491	$—	$14,491
U.S. government securities	53,875	(465)	53,410
Commercial paper	102,465	—	102,465
Corporate debt securities	8,866	(79)	8,787
Contractual maturity of 1 to 3 years:
U.S. government securities	72,775	(1,225)	71,550
Corporate debt securities	42,635	(196)	42,439
Total	$295,107	$(1,965)	$293,142

Allowance for credit losses or impairment on these marketable securities have not been recognized as these securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is primarily due to changes in interest rates.

7.
Leases:

The Company has one operating lease for research laboratories and office space in Burnaby, British Columbia. In October 2020, the Company entered into a lease amendment for a 21-month committed term from October 1, 2020 to June 30, 2022 and a renewal option for a portion of the facility for a 5-year term that was reasonably certain of exercise was included in the determination of the right-of-use asset and lease liability. In November 2021, the Company entered into an agreement to extend the lease for an additional 10-year term to June 30, 2032.

The cost components of the operating lease were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost
Operating lease expense	$238	$140	$714	$419
Variable lease expense(1)	195	185	578	559
Lease Term and Discount Rate
Remaining lease term (years)	9.75	5.75	9.75	5.75
Discount rate	3.42%	2.45%	3.42%	2.45%

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of September 30, 2022 were as follows:

Year ending December 31:
2022	$213
2023	852
2024	890
2025	940
2026	990
2027 and thereafter	6,210
Total future minimum lease payments	$10,095
Less: imputed interest	(1,596)
Less: future lease incentives reasonably certain of use(1)	(1,342)
Present value of lease liabilities	$7,157

(1)
The future lease incentives are expected to be utilized within the next twelve months.

In July 2022, the Company entered into a lease agreement for office space in Needham, Massachusetts. As of September 30, 2022, the lease has not yet commenced; the Company began occupying the premise in October 2022. The base rent will range from $751 to $819 annually over a five-year lease term.

8.
Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Trade payables	$3,082	$3,824
Employee compensation, benefits, and related accruals	4,221	5,940
Consulting and contracted research	7,220	3,550
Professional fees	969	285
Other	45	118
Total	$15,537	$13,717

9.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC (“Jefferies”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) pursuant to which the Company may sell common shares from time to time. In January 2021, the Company sold an aggregate of 733,000 common shares for proceeds of $10,693, net of commissions and transaction expenses pursuant to a prospectus supplement filed in August 2020 (“August 2020 ATM"). The Company may sell common shares having gross proceeds of up to $250,000, from time to time, pursuant to a new prospectus supplement filed in March 2022 (“March 2022 ATM"), replacing the August 2020 ATM. As of September 30, 2022, no common shares have been sold under the March 2022 ATM.

In March 2021, the Company entered into an underwriting agreement with Jefferies and Stifel, relating to an underwritten public offering of 5,135,135 common shares, including 810,810 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $18.50 per common share and pre-funded warrants to purchase 1,081,081 common shares at $18.4999 per pre-funded warrant (note 9c), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in March 2021, and the Company received proceeds of $107,922, net of underwriting discounts, commissions and offering expenses.

In September 2021, in connection with the License and Collaboration Agreement with Neurocrine Biosciences Inc. (“Neurocrine Biosciences”) entered in December 2019 and amended in January 2021 (the "Neurocrine Collaboration Agreement"), the Company executed a Share Purchase Agreement ("SPA") pursuant to which the Company issued 275,337 common shares for an aggregate purchase price of $5,500, or $19.9755 per common share, which represents a premium of $770 when measured at fair value on the date of issuance. In addition, in January 2022, the Company executed a SPA pursuant to which the Company issued 258,986 common shares for an aggregate purchase price of $8,250, or $31.855 per common share, which represents a premium of $374 when compared to the fair value of common shares on the date of issuance. The SPAs contain certain other customary terms and conditions, including mutual representations, warranties and covenants. For additional information regarding the Neurocrine Collaboration Agreement, refer to note 10a.

In June 2022, the Company entered into an underwriting agreement with Jefferies, J.P. Morgan Securities LLC, Stifel and SVB Securities LLC, relating to an underwritten public offering of 9,098,362 common shares, including 1,229,508 shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $30.50 per common share and pre-funded warrants to purchase 327,868 common shares at $30.4999 per pre-funded warrant (note 9c), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in June 2022, and the Company received proceeds of $269,890, net of underwriting discounts, commissions and offering expenses.

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

The following table summarizes the pre-funded warrants outstanding at September 30, 2022:

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

Since the pre-funded warrants meet the condition for equity classification, net proceeds from issuances of the pre-funded warrants are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder will be recorded in common shares. As of September 30, 2022, no pre-funded warrants have been exercised. Pre-funded warrants to purchase 3,103,864 (September 30, 2021 – 1,081,081) common shares are not included in the number of issued and outstanding common shares as of September 30, 2022.

(d)
Stock-based compensation:

The following table presents stock option activity for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding, beginning of period	7,234,460	5,771,051	5,638,232	4,758,997
Granted	102,000	236,200	2,079,845	1,730,650
Exercised(1)	(369,334)	(41,974)	(718,472)	(386,708)
Forfeited, cancelled or expired	(21,357)	(45,843)	(53,836)	(183,505)
Outstanding, end of period	6,945,769	5,919,434	6,945,769	5,919,434
Exercisable, end of period	3,391,011	3,068,278	3,391,011	3,068,278
(1)
During the nine months ended September 30, 2022, 65,844 stock options were exercised for cash (nine months ended September 30, 2021 – 61,072). In the same period, the Company issued 468,598 (nine months ended September 30, 2021 – 196,206) common shares for the cashless exercise of 652,628 (nine months ended September 30, 2021– 325,636) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average risk-free interest rate	3.20%	1.00%	2.19%	1.16%
Expected volatility	70%	68%	70%	68%
Average expected term (in years)	4.92	6.77	6.15	6.69
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$21.63	$10.74	$19.40	$12.41

10.
Revenue:

Revenue was as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Neurocrine Biosciences:
Recognition of the transaction price	$—	$823	$372	$1,440
Research and development services	132	2,031	1,938	4,990
Milestone payments	—	5,270	7,124	5,270
Pacira BioSciences:
Milestone payments	—	—	—	3,000
Total collaboration revenue	$132	$8,124	$9,434	$14,700

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

In September 2021, based on the regulatory approval of a clinical trial application in Europe for NBI-921352 for focal-onset seizures in adults, the Company received an aggregate milestone payment of $10,000 in the form of $4,500 in cash and a $5,500 equity investment in the Company (note 9a). The equity investment was measured at fair value of $4,730 on the date of issuance and the resulting premium of $770, with the cash payment of $4,500, was recognized as revenue in the period as the Company did not have any remaining performance obligations in relation to this milestone on the date it was achieved.

In January 2022, based on the receipt of the U.S. Food and Drug Administration’s (“FDA”) full IND acceptance for NBI-921352, the Company received an aggregate milestone payment of $15,000 in the form of $6,750 in cash and a $8,250 equity investment in the Company (note 9a). The equity investment was measured at fair value of $7,876 on the date of issuance and the resulting premium of $374, with the cash payment of $6,750, was recognized as revenue in the period as the Company did not have any remaining performance obligations in relation to this milestone on the date it was achieved.

During the three and nine months ended September 30, 2022, the Company recognized $132 and $1,938 of revenue, respectively, for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for NBI-921352, compared to $2,031 and $4,990 for the three and nine months ended September 30, 2021, respectively. In addition, the Company recognized nil and $372 for the three and nine months ended September 30, 2022, respectively, for (v) development services under the Initial Development Program for the DTCs, compared to $823 and $1,440 for the three and nine months ended September 30, 2021, respectively.

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $1,667,500, comprised of up to $1,067,500 in additional development and regulatory milestone payments related to NBI-921352 and other licensed Nav1.6 or Nav1.2/1.6 inhibitor products, and up to $600,000 in additional sales-based milestone payments for multiple products. In addition, the Company is eligible to receive royalties on net sales in and outside the U.S., ranging from (a) for NBI-921352, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (b) for DTCs, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (c) for Research Compounds, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively. Royalty rates are subject to customary reductions. These additional amounts will be recognized as determinable. The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of September 30, 2022.

(b)
Asset Purchase Agreement with Flexion Therapeutics, Inc., which was subsequently acquired by Pacira BioSciences, Inc.

In September 2019, the Company entered into an agreement with Flexion Therapeutics Inc. (“Flexion”), which was acquired by Pacira BioSciences, Inc. (“Pacira BioSciences”) in November 2021, pursuant to which Flexion acquired all rights with respect to XEN402, and a related compound (collectively “XEN402”), including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402, now known as PCRX-301, owned or controlled by the Company.

During the nine months ended September 30, 2021, the FDA cleared the first investigational new drug application for PCRX-301 and Flexion initiated a Phase 1b clinical trial, resulting in milestone payments of $1,000 and $2,000 paid to the Company, respectively. In November 2022, Pacira BioSciences made the strategic decision to no longer pursue the clinical development of PCRX-301.

11.
Commitments and contingencies:
(a)
Priority access agreement with Medpace Inc. (“Medpace”):

In August 2015, the Company entered into a priority access agreement with Medpace for the provision of certain clinical development services, under which the Company has committed to using Medpace non-exclusively for clinical development services over the five-year term of the agreement which ended in August 2020. The Company has committed to $7,000 of services over the term of the agreement of which $5,521 of services have been received and $1,479 remains committed as of September 30, 2022. As the Company did not meet the commitment to retain Medpace for $7,000 of services prior to August 2020, the Company is required to provide Medpace the exclusive right to perform all subsequent outsourced clinical development work until such $7,000 commitment has been satisfied, subject to the availability of appropriate Medpace resources and reasonable service rates. If the Company decides not to retain Medpace for the provision of clinical development services, the Company may satisfy its obligations under the priority access agreement by paying Medpace an amount equal to half of the unsatisfied portion. The Company intends to continue to utilize Medpace for clinical development work where suitable in order to fulfill the remaining commitment; therefore, no liability has been recognized as of September 30, 2022 with respect to the unsatisfied portion under the priority access agreement.

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
•
our expectations regarding market risk, including interest and inflation rate changes and foreign currency fluctuations;
•
our belief in the sufficiency of our cash, cash equivalents and marketable securities to meet our needs for at least the next 12 months;
•
our ability to engage and retain the employees required to grow our business;

•
our future financial performance and projected expenditures;
•
the direct and indirect impact of COVID-19 on our business and operations, including supply chain, manufacturing, research and development costs, clinical trial conduct, clinical trial data and employees; and
•
developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

XEN1101 for Epilepsy (Focal Onset Seizures)

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

In November 2022, we initiated our XEN1101 Phase 3 development program, which includes two identical Phase 3 clinical trials to be run in parallel, called X-TOLE2 and X-TOLE3, that are designed closely after the Phase 2b X-TOLE clinical trial. These multicenter, randomized, double-blind, placebo-controlled trials will evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 360 patients per study with focal onset seizures, or FOS. The primary efficacy endpoint is the median percent change, or MPC, in monthly seizure frequency from baseline through the double-blind period, or DBP, of XEN1101 compared to placebo. On completion of the DBP in X-TOLE2 and X-TOLE3, eligible patients may enter an open-label extension, or OLE, study for up to three years. In addition, the ongoing X-TOLE OLE also continues to generate important long-term data for XEN1101 in FOS.

XEN1101 for Epilepsy (Primary Generalized Tonic Clonic Seizures)

Alignment was obtained with the FDA at the EOP2 meeting on key elements of a single Phase 3 clinical trial to pursue an additional epilepsy indication of primary generalized tonic clonic seizures, or PGTCS. We intend to initiate a Phase 3 clinical trial, called X-ACKT, to support potential regulatory submissions in PGTCS. This multicenter, randomized, double-blind, placebo-controlled study will evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 160 patients with PGTCS. The primary efficacy endpoint is the MPC in monthly PGTCS frequency from baseline through the DBP of XEN1101 compared to placebo. On completion of the DBP in X-ACKT, eligible patients may enter an OLE study for up to three years.

XEN1101 for Major Depressive Disorder

Based on promising pre-clinical data with XEN1101 and published clinical data generated from both an open-label study and a randomized, placebo-controlled clinical trial that explored the targeting of KCNQ channels as a treatment for MDD using ezogabine, we are evaluating the clinical efficacy, safety and tolerability of XEN1101 administered as monotherapy in approximately 150 patients with MDD in a Phase 2 clinical trial called X-NOVA. Designed as a randomized, double-blind, placebo-controlled, multicenter clinical study, the primary objective is to assess the efficacy of XEN1101 compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the Montgomery-Åsberg Depression Rating Scale, or MADRS, score change through week six. Topline results from the X-NOVA study are anticipated in the third quarter of 2023.

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

XEN496

XEN496, a Kv7 potassium channel opener, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. A Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called EPIK, is ongoing to evaluate the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than six years with KCNQ2-DEE. Based on current patient enrollment rates, we now anticipate that the EPIK study will be completed in 2024.

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

PCRX-301 (formerly FX301)

In November 2021, Pacira BioSciences, Inc., or Pacira BioSciences, completed its acquisition of Flexion Therapeutics, Inc., which included global rights to develop and commercialize XEN402, renamed as PCRX-301, which is a locally administered Nav1.7 inhibitor, known as funapide, formulated for extended release in a thermosensitive hydrogel. The initial development of PCRX-301 was intended to support administration as a peripheral analgesic lower extremity nerve block for management of post-operative pain. In November 2022, Pacira BioSciences made the strategic decision to no longer pursue the clinical development of PCRX-301 and we do not expect to receive any additional payments pursuant to our agreement with Pacira BioSciences.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the nine months ended September 30, 2022 and 2021, we recognized revenue of $9.4 million and $14.7 million, respectively, in connection with our agreements with Neurocrine Biosciences and Pacira BioSciences. We had a net loss of $88.0 million for the nine months ended September 30, 2022 and an accumulated deficit of $445.4 million as of September 30, 2022, from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We may generate revenue from milestone payments and research and development funding under our current collaboration agreement with Neurocrine Biosciences and any additional collaboration agreements that we may enter into in the future. We cannot provide any assurance as to the extent or timing of future milestone payments or royalty payments or that we will receive any future payments at all. We expect that any revenue we generate will fluctuate quarter to quarter as a function of the timing and amount of milestones and other payments from our existing collaboration with Neurocrine Biosciences and any future collaborations.

The following table is a summary of revenue recognized from our collaboration and licensing agreements for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Neurocrine Biosciences:
Recognition of the transaction price	$—	$823	$372	$1,440
Research and development services	132	2,031	1,938	4,990
Milestone payments	—	5,270	7,124	5,270
Pacira BioSciences:
Milestone payments	—	—	—	3,000
Total collaboration revenue	$132	$8,124	$9,434	$14,700

Pursuant to the terms of our license and collaboration agreement with Neurocrine Biosciences, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares at the inception of the agreement in December 2019. The equity investment was measured at fair value on the date of issuance and the resulting premium, together with the upfront cash payment and variable consideration which was probable that a significant reversal of the cumulative revenue recognized would not occur, was the transaction price of the arrangement at the inception of the agreement for allocation to the performance obligations. The allocation was based on the relative estimated standalone selling prices of each obligation under the agreement including: (i) an exclusive license to NBI-921352 with associated technology and know-how transfer, (ii) an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391, collectively referred to as the development track candidates, or the DTCs, with associated know-how transfer, and (iii) development services under the initial development program for the DTCs. Performance obligations (i) and (ii) were completed as of December 31, 2020. Performance obligation (iii) was completed as of March 31, 2022, resulting in $0.4 million of revenue recognized in the nine months ended September 30, 2022, compared to $0.8 and $1.4 million for the three and nine months ended September 30, 2021, respectively. In September 2021, based on the regulatory approval of a clinical trial application in Europe for NBI-921352 for focal-onset seizures in adults, we received an aggregate milestone payment of $10.0 million in the form of $4.5 million cash and a $5.5 million equity investment in our common shares. The equity investment was measured at fair value of $4.7 million on the date of issuance and the resulting premium of $0.8 million, with the cash payment of $4.5 million, was recognized as revenue in the three and nine months ended September 30, 2021. In January 2022, based on the FDA’s approval to expand the SCN8A-DEE study population to include subjects aged between 2 and 11 years, we received an aggregate milestone payment of $15.0 million in the form of $6.75 million cash and a $8.25 million equity investment in our common shares. The equity investment was measured at fair value of $7.9 million on the date of issuance and the resulting premium of $0.3 million, with the cash payment of $6.75 million, was recognized as revenue in the nine months ended September 30, 2022. Research and development services are recognized into revenue at fair market value as the services are rendered. The research collaboration ended in June 2022.

In the nine months ended September 30, 2021, we recognized revenue of $3.0 million in connection with our agreement with Pacira BioSciences for the global rights to develop and commercialize PCRX-301 which included a $1.0 million milestone for the clearance of an investigational new drug application by the FDA and a $2.0 million milestone for the initiation of a Phase 1b clinical trial. No revenue was recognized in the three and nine months ended September 30, 2022 in connection with our agreement with Pacira BioSciences. In November 2022, Pacira BioSciences made the strategic decision to no longer pursue the clinical development of PCRX-301.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$29,431	$18,891	$70,937	$53,576
General and administrative	8,829	4,831	24,309	15,279
Total operating expenses	$38,260	$23,722	$95,246	$68,855

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

Unrealized fair value (loss) gain on trading securities. Trading securities are recorded at fair value. Unrealized fair value (loss) gain on trading securities is related to changes in market pricing on the investments during the period. We anticipate that unrealized fair value (loss) gain on trading securities will continue to fluctuate depending on our investment balance and market yields.

Foreign exchange (loss) gain. Net foreign exchange gains and losses consisted of gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations.

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

•
revenue recognition;
•
research and development costs; and
•
stock-based compensation.

There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 1, 2022. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the three and nine months ended September 30, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2022 vs. 2021	Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Revenue	$132	$8,124	$(7,992)	$9,434	$14,700	$(5,266)
Research and development expenses	29,431	18,891	10,540	70,937	53,576	17,361
General and administrative expenses	8,829	4,831	3,998	24,309	15,279	9,030
Other:
Interest income	3,066	57	3,009	4,250	275	3,975
Unrealized fair value (loss) gain on trading securities	(294)	19	(313)	(4,944)	(72)	(4,872)
Foreign exchange (loss) gain	(2,381)	(128)	(2,253)	(2,493)	144	(2,637)
Loss before income taxes	$(37,737)	$(15,650)	$(22,087)	$(88,999)	$(53,808)	$(35,191)

Revenue

Revenue decreased by $8.0 million in the three months ended September 30, 2022 as compared to the same period in 2021. The decrease was primarily due to recognition of a $5.3 million milestone under our license and collaboration agreement with Neurocrine Biosciences in the third quarter of 2021, whereas no milestones were recognized in the third quarter of 2022. In addition, the research collaboration with Neurocrine Biosciences ended in June 2022, resulting in a decrease in research and development services revenue of $1.9 million.

Revenue decreased by $5.3 million in the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease was primarily due to recognition of a $3.0 million milestone under our agreement with Pacira BioSciences during the nine months ended September 30, 2021, whereas no milestones were recognized under this agreement in the same period in 2022. In addition, the research collaboration with Neurocrine Biosciences ended in June 2022, resulting in a decrease in research and development services revenue of $3.1 million.

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2022 vs. 2021	Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
XEN1101	$17,067	$8,250	$8,817	$33,931	$23,252	$10,679
XEN496	4,892	4,213	679	15,569	14,127	1,442
NBI-921352	61	302	(241)	287	1,035	(748)
Pre-clinical, discovery and other internal programs	7,411	6,126	1,285	21,150	15,162	5,988
Total research and development	$29,431	$18,891	$10,540	$70,937	$53,576	$17,361

Research and development expenses increased by $10.5 million and $17.4 million in the three and nine months ended September 30, 2022, compared to the same periods in 2021. The increases were primarily attributable to our XEN1101 program and increased investment in our pre-clinical, discovery and other internal programs.

The increase in spend on XEN1101 includes increased external costs driven by start-up activities for our Phase 3 epilepsy clinical trials, expenses related to enrollment of our X-NOVA Phase 2 MDD clinical trial and higher personnel costs due to increased headcount to support late-stage development.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2022 vs. 2021	Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
General and administrative	$8,829	$4,831	$3,998	$24,309	$15,279	$9,030

General and administrative expenses increased by $4.0 million and $9.0 million in the three and nine months ended September 30, 2022, compared to the same periods in 2021. The increases were primarily attributable to increased stock-based compensation expense due to an increase in the number of options granted at a higher fair value, higher salaries and benefits due to increased headcount to support our expanding research and development activities, increased recruitment fees, increased insurance premiums, and increased expenses supporting intellectual property. General and administrative expenses for the nine months ended September 30, 2022 also included higher information technology costs.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and nine months ended September 30, 2022 and 2021 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2022 vs. 2021	Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Other income (expense)	$391	$(52)	$443	$(3,187)	$347	$(3,534)

Other income (expense) increased by $0.4 million in the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily attributable to a $3.0 million increase in interest income driven by a higher balance of marketable securities and an increase in market yields on investments, partially offset by a $2.3 million increase in foreign exchange loss due to a higher balance of cash and cash equivalents and marketable securities denominated in Canadian dollars and a decline in the value of the Canadian dollar.

Other income (expense) decreased by $3.5 million in the nine months ended September 30, 2022, compared to the same period in 2021. The decrease was primarily attributable to an increase in the unrealized loss on the fair value of trading securities of $4.9 million due to a higher balance of trading securities and increase in market yields on investments as well as a $2.6 million increase in foreign exchange loss due to a higher balance of cash and cash equivalents and marketable securities denominated in Canadian dollars and a decline in the value of the Canadian dollar. These decreases were partially offset by an increase in interest income of $4.0 million due to a higher balance of marketable securities and an increase in market yields on investments.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through September 30, 2022, we have raised aggregate net cash proceeds of more than $1.0 billion primarily from the issuance of equity securities. As of September 30, 2022, we had cash and cash equivalents and marketable securities of $752.2 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell our common shares from time to time. In January 2021, we sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions and transaction expenses pursuant to a prospectus supplement filed with the SEC on August 6, 2020, or August 2020 ATM. We may sell common shares having gross proceeds of up to $250.0 million, from time to time, pursuant to a new prospectus supplement filed with the SEC on March 1, 2022, or March 2022 ATM, replacing the August 2020 ATM. As of September 30, 2022, no common shares have been sold under the March 2022 ATM.

Funding Requirements

We have incurred significant operating losses since inception. We had a $88.0 million net loss for the nine months ended September 30, 2022 and an accumulated deficit of $445.4 million from inception through September 30, 2022. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(65,698)	$(48,792)
Net cash used in investing activities	(281,668)	(31,337)
Net cash provided by financing activities	278,465	123,590

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities totaled $65.7 million, compared to $48.8 million for the same period in 2021. The increase in cash used in operating activities was primarily related to higher research and development and general and administrative expenses, and lower revenue recognized in connection with our agreements with Neurocrine Biosciences and Pacira BioSciences. This was partially offset by higher interest income and changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities totaled $281.7 million, compared to $31.3 million for the same period in 2021. The change in cash used in investing activities was driven primarily by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities totaled $278.5 million, compared to $123.6 million for the same period in 2021. The increase in cash provided by financing activities was primarily related to net proceeds of $277.8 million from the issuance of common shares and pre-funded warrants during the nine months ended September 30, 2022 as compared to $123.3 million for the same period in 2021.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2021 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 1, 2022.

As of September 30, 2022, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of November 4, 2022, we had 62,544,019 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 3,103,864 common shares, outstanding stock options to purchase an additional 6,976,928 common shares and an outstanding warrant to purchase an additional 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risk

As of September 30, 2022, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $699.9 million and Canadian dollar denominated cash and cash equivalents of CAD$72.4 million.

We are subject to foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. We also hold Canadian dollar denominated cash and cash equivalents, accounts receivable and accounts payable.

Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. We do not currently hedge our exposure and thus assume the risk of future gains or losses on the amounts of Canadian dollars held. While we have experienced increased foreign exchange fluctuations in recent periods, we do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to the Canadian dollar would have a material effect on our operating results.

Interest rate sensitivity

As of September 30, 2022, we had cash and cash equivalents and marketable securities of $752.2 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $4.0 million decrease in the fair value of our marketable securities as of September 30, 2022. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2022; however, operating expenses may continue to increase in future periods due to inflation.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to have sustained profitability for the foreseeable future. We had a net loss of $88.0 million for the nine months ended September 30, 2022 and an accumulated deficit of $445.4 million as of September 30, 2022, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We will likely need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations. In addition, we could be required to establish collaborations or partnerships at an earlier stage than otherwise desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms.

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with research and development, potential milestone payments and royalties to third parties, manufacturing of product candidates and products approved for sale, conducting pre-clinical experiments and clinical trials and obtaining and maintaining regulatory approvals, pre-commercial activities in advance of product commercialization, as well as commercializing any products later approved for sale. During the nine months ended September 30, 2022, we incurred $70.9 million of costs associated with research and development, exclusive of costs incurred by our collaborators in developing our product candidates.

Our current cash and cash equivalents and marketable securities are not expected to be sufficient to complete clinical development of any of our product candidates and prepare for commercializing any product candidate which receives regulatory approval. Accordingly, we will likely require substantial additional capital to continue our clinical development and potential pre-commercialization and commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

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

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The sale of additional equity or convertible securities also would dilute all of our shareholders. For example, in March 2021, we completed an underwritten public offering of 5,135,135 of our common shares, including 810,810 common shares sold upon the full exercise of the underwriters’ overallotment option, at a public offering price of $18.50 per common share, and pre-funded warrants to purchase 1,081,081 common shares at $18.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. We received proceeds from the offering of $107.9 million, net of underwriting discounts, commissions and offering expenses. In September 2021, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, we issued 275,337 common shares to Neurocrine Biosciences for an aggregate purchase price of $5.5 million. In October 2021, we completed an underwritten public offering of 10,000,000 of our common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ overallotment option, at a public offering price of $29.50 per common share, and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. We received proceeds from the offering of $323.9 million, net of underwriting discounts, commissions and offering expenses. In January 2022, pursuant to the terms of our collaboration agreement with Neurocrine Biosciences, we issued 258,986 common shares to Neurocrine Biosciences for an aggregate purchase price of $8.25 million. Further, we entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell our common shares from time to time. In January 2021, we sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions and transaction expenses pursuant to a prospectus supplement filed with the SEC on August 6, 2020, or the August 2020 ATM. We may sell common shares having gross proceeds of up to $250.0 million, from time to time, pursuant to a new prospectus supplement filed with the SEC on March 1, 2022, or the March 2022 ATM, replacing the August 2020 ATM. As of September 30, 2022, no common shares have been sold under the March 2022 ATM. In June 2022, we completed an underwritten public offering of 9,098,362 of our common shares, including 1,229,508 common shares sold upon the full exercise of the underwriters’ overallotment option, at a public offering price of $30.50 per common share, and pre-funded warrants to purchase 327,868 common shares at $30.4999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. We received proceeds from the offering of $269.9 million, net of underwriting discounts, commissions and offering expenses.

Historically, we have also financed our operations through the incurrence of debt. Any future incurrence of indebtedness would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Such covenants could include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or at an earlier stage than otherwise would be desirable resulting in the loss of rights to some of our product candidates or other unfavorable terms, any of which may have a material adverse effect on our business, operating results and prospects. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

We are subject to risks associated with currency fluctuations which could impact our results of operations.

As of September 30, 2022, approximately 7% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

For example, if more than one of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with one another and other anti-seizure medications, or ASMs. Currently prescribed ASMs, among others, include brivaracetam, cannabidiol, carbamazepine, cenobamate, clonazepam, clobazam, eslicarbazepine acetate, ethosuximide, fenfluramine, gabapentin, ganaxolone, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenobarbital, phenytoin, pregabalin, topiramate, valproate, vigabatrin, and zonisamide. The FDA has not yet approved any drug products specifically for KCNQ2 developmental and epileptic encephalopathy (otherwise known as KCNQ2-DEE) or for SCN8A developmental and epileptic encephalopathy (otherwise known as SCN8A-DEE). There are other ASMs in pre-clinical or clinical development that could potentially compete with our products, including products in development from Angelini Pharma, Biohaven Ltd., Cerevel Therapeutics Holdings, Inc., Eisai Co., Eliem Therapeutics, Inc., Epygenix Therapeutics, Inc., Janssen Pharmaceuticals, Inc., Jazz Pharmaceuticals plc, Lipocine Inc., Longboard Pharmaceuticals Inc., Marinus Pharmaceuticals, Inc., Neurona Therapeutics Inc., Neurocrine Biosciences, Otsuka Pharmaceutical Co., Ltd., Ovid Therapeutics Inc., Praxis Precision Medicines, Inc., QurAlis Corporation, SK Life Science Inc., Stoke Therapeutics Inc., Supernus Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., UCB, Inc. and Zhimeng Biopharma, Inc.

We have no marketed proprietary products and have not yet completed clinical development beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

As a company, we have no previous experience in completing a Phase 3 clinical trial or in completing clinical trials in pediatric indications, and related regulatory requirements or the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval, manufacture drug product on a commercial scale or arrange for a third party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates. To execute on our business plan for the development of independent programs, we will need to successfully:

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

We have built a product development pipeline by identifying product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies. To date, our internal discovery efforts have yielded multiple development candidates, including XEN901, which we licensed to Neurocrine Biosciences and is now known as NBI-921352. Both our internal discovery efforts and our assessment of potential acquisition or in-licensing opportunities require substantial technical, financial and human resources, regardless of whether we identify any viable product candidates.

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

Our employees, collaborators and other personnel may engage in misconduct or other improper activities, including non-compliance with legal and regulatory standards and requirements.

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

To meet business objectives, we rely on both internal information technology systems and networks, and those of third parties and their vendors and contractors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. Computer system, network or telecommunications failures due to events such as damage or disrupted operations from ransomware or other malware, unauthorized access, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war, or natural disasters could interrupt our internal or partner operations. We are increasingly dependent upon our technology systems to operate our business with a growing remote workforce and our ability to effectively manage our business depends on the security, reliability and adequacy of our or our third-party contractors’ or vendors’ technology systems and data. A breakdown, invasion, corruption, destruction, breach or other compromise of our or our third-party contractors’ or vendors’ technology systems, including cloud technologies, and/or unauthorized access to, or the loss destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, and cyberattacks such as phishing, business email compromise, social engineering, ransomware and other malware attacks could subject us to liability and increased costs or negatively impact the operation of our business. In addition, the loss of or alteration or other damage to pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. Any actual or perceived disruption or cybersecurity breach or other security incident that results in the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, including inappropriate disclosure, use or other processing of confidential, personal or proprietary information, or the perception or belief that any such incident has occurred, could cause us to be the subject of claims, demands, lawsuits, and other proceedings by private parties or governmental authorities, and to incur liability and other remediation costs, could harm our reputation and market position, and could result in delays in the development of our product candidates. Regulators are considering new cybersecurity regulations. For example, the SEC has proposed amendments to its disclosure rules regarding cybersecurity risk management, strategy, governance and incident reporting by public companies. These proposed regulations may impact the manner in which we operate.

To date, we have not experienced any material impact to our business, financial position or operations resulting from cyberattacks or other information security incidents such as phishing, social engineering, ransomware or malware attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted in the future. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and private claims, demands or litigation and regulatory action. Moreover, the prevalent use of mobile devices that access confidential information and ability to work remotely increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. These risks may be heightened due to the increasing number of our and our vendors’ and contractors’ personnel working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures and, to date, have not detected a cybersecurity breach of our systems nor experienced a material system failure, our computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, third-party contract research organizations, or CROs, or other contractors, vendors, consultants, directors and partners remain potentially vulnerable to these events. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

A variety of risks associated with international operations could materially harm our business.

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
•
different controlled substance legislation between countries and legislation in certain countries that may restrict, limit, or delay our ability to manufacture and/or transport our product candidates;
•
potential or actual violations of domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international import, export and re-export control and sanctions laws and regulations, the likelihood of which may increase with an increase of operations in foreign jurisdictions, directly or indirectly through third parties (whose corrupt or other illegal conduct may subject us to liability), which may involve interactions with government agencies or government-affiliated hospitals, universities and other organizations, such as conducting clinical trials, selling our products, and obtaining necessary permits, licenses, patent registrations, and other regulatory approvals;
•
tighter restrictions on privacy and data protection, and more burdensome obligations associated with the collection, use and retention of data, including clinical data and genetic material, may apply in jurisdictions outside of North America;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•
business interruptions resulting from geopolitical actions, including war, civil and political unrest (such as the ongoing conflict between Russia and Ukraine) and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•
supply and other disruptions resulting from the impact of public health pandemics or epidemics, including the COVID-19 pandemic, on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

If we are unable to successfully manage these risks associated with cross-border and international activities, our business could be materially harmed.

Health pandemics or epidemics, including the COVID-19 pandemic and other public health crises, may materially and adversely affect our business, financial condition and results of operations.

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

Certain of our research and development efforts are also conducted globally, including our ongoing Phase 3 XEN496 (EPIK) clinical trial and our recently initiated XEN1101 Phase 3 program. We previously experienced a significant reduction in the rate of new patient enrollment in our Phase 2b XEN1101 (X-TOLE) clinical trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact ongoing or future clinical trials. Our ongoing EPIK clinical trial and XEN1101 Phase 3 program are dependent upon our ability to initiate clinical sites and enroll patients despite the ongoing COVID-19 pandemic.

With each additional COVID-19 variant, there is a risk that COVID-19 infections could affect a sizable number of employees at the same time, which could in turn significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, clinical trial drug product, supplies or services.

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
•
HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters, and which, as amended by HITECH and HIPAA’s and HITECH’s implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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
•
the pre-approval inspections of manufacturing, clinical sites or clinical service providers, conducted by regulatory authorities may identify errors or omissions that may result in the product candidate not being approved; and
•
the approval policies or regulations of the FDA, EMA, Health Canada or other regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.

Even if we, or our collaborators, obtain approval for a particular product, regulatory authorities may grant approval contingent on the performance of costly post-approval commitments including clinical trials, or may approve a product with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product.

In addition, the FDA, EMA, Health Canada or other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, or CTIS, a new clinical trial portal and database that will be maintained by the EMA in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. The CTR authorizes EU Member States to regulate certain aspects of clinical trials at the national level. To the extent an EU Member State where we plan to conduct any of our clinical trials is slow to adopt CTIS or implements other regulatory changes at the national level, our clinical trial may be delayed in such EU Member State, and our costs may be increased. The main legislation that applies to clinical trials in the UK is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the EU Clinical Trials Directive into domestic law. The UK has implemented the Integrated Research Application System, which allows a single application to be reviewed by both the Medicines and Healthcare products. Regulatory Agency and a research ethics committee at the same time. Requirements and obligations that relate to the conduct of clinical trials in the UK remain largely aligned with the EU position. Complying with changes in regulatory requirements in different jurisdictions can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans, including XEN1101 Phase 3 development program, may be impacted.

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

These risks and uncertainties could impact any of our or our collaborators’ clinical programs and any of the clinical, regulatory or operational events described above could change our or our collaborators’ planned clinical and regulatory activities. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our X-TOLE trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact other trials in the future. In addition, we have experienced an impact on the initiation of clinical sites and on enrollment of patients in our EPIK clinical trial due to the ongoing COVID-19 pandemic. Further challenges in enrolling and retaining patients in our clinical trials, including in our recently initiated XEN1101 Phase 3 program, whether as a result of the COVID-19 pandemic, geopolitical events, or for any other reasons, may further delay the trials or cause them to be discontinued.

The results of any Phase 3 or other pivotal clinical trials, including without limitation our EPIK trial, may not be adequate to support marketing approval. These clinical trials are lengthy and, with respect to non-orphan indications, usually involve many hundreds to thousands of patients. Clinical trials can also be lengthy due to the challenge of identifying patients, especially in orphan indications such as KCNQ2-DEE. Even if patients are successfully identified, they may fail screening criteria including baseline seizure burden and, as a result, not be enrolled in the trial. Any challenges associated with identifying, screening and/or enrolling patients in our trials may extend the time needed to complete our EPIK trial or other clinical trials or require additional sites to be initiated in order to achieve target enrollment numbers and to complete our clinical trials, which may increase the cost of our operations and/or delay the timing of our regulatory approval. In addition, if the FDA, EMA, Health Canada or another regulator disagrees with our or our collaborators’ choice of the key testing criterion, or primary endpoint, the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA, Health Canada or other regulators also may require additional clinical trials as a condition for approving any of these product candidates.

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

Our and our collaborators’ clinical product candidates, which include XEN1101, XEN496, and NBI-921352 (being developed by our collaborator Neurocrine Biosciences), along with product candidates we expect to enter clinical development which include our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. Negative or inconclusive results from our or our collaborators’ clinical trials could lead to a decision or requirement to conduct additional pre-clinical testing or clinical trials or result in a decision to terminate the continued development of a product candidate. For example, on October 4, 2021 we released topline data from our X-TOLE clinical trial of XEN1101 in adult patients with focal epilepsy. Even though the topline data from our X-TOLE clinical trial were positive, there can be no assurance that we will be able to obtain regulatory approval of XEN1101. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

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

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. We have received orphan drug designation from the FDA and orphan medicinal product designation was granted by the European Commission to XEN496 as a treatment of KCNQ2-DEE and Neurocrine Biosciences received orphan drug designation from the FDA for NBI-921352 as a treatment of SCN8A-DEE. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position. Further, not all jurisdictions, such as Canada, have orphan drug designations. Neither orphan drug designation, nor rare pediatric disease, or RPD, designation gives the drug any advantage in the regulatory review or approval process other than potential fee reductions, and in the case of RPD, priority review vouchers.

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

Even though XEN496 has Fast Track designation from FDA for the treatment of KCNQ2-DEE, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that XEN496 will receive marketing approval.

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

The results of pre-clinical studies, either generated by us, such as for XEN901 (licensed to Neurocrine Biosciences and is now known as NBI-921352), by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases or disorders under study lack established clinical endpoints, validated measures of efficacy, as is often the case with orphan diseases or disorders for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, NBI-921352 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical models may not be predictive of clinical efficacy due to its novel molecular mechanism.

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

Regulatory authorities in countries outside of the U.S., Canada and the EU also have their own requirements for approval of product candidates with which we must comply prior to marketing in those countries. For example, the EU system for authorization of medicinal products for human use offers several routes: the centralized procedure, the decentralized procedure, and the mutual recognition procedure, as well as domestic national routes. We intend to use the centralized procedure for our marketing authorization application, or MAA. Applications for marketing authorization for such medicines must be submitted to the EMA, in which the Committee for Medicinal Products for Human Use is generally responsible for conducting the initial assessment of a product. To the extent different jurisdictions implement different standards or regulatory requirements for approval, we may be required to conduct additional clinical trials or studies, or amend study protocols in accordance with regulatory requirements specific to certain jurisdictions, any of which can delay our clinical trial timelines and approval. Obtaining foreign regulatory approvals and compliance with such foreign regulatory requirements in multiple jurisdictions could result in significant delays, difficulties and costs for us or our collaborators and could delay or prevent the introduction of our current and any future products, in certain countries.

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

Where and when appropriate, we may elect to utilize contract sales forces, distribution partners or collaborators that have sales, marketing and distribution capabilities to assist in the commercialization of or to independently commercialize our product candidates. If we enter into arrangements with third parties to perform sales, marketing and distribution services for a product, the resulting revenue or the profitability from this revenue to us is likely to be lower than if we had sold, marketed and distributed that product ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market, and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market, and distribute our current or any future products effectively.

Even if we receive regulatory approval to commercialize any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and delays.

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

XEN496 contains ezogabine, a Schedule V controlled substance, and is subject to controlled substance laws and regulations in the U.S. We have received letters of no objection which confirm XEN496 is not considered a controlled substance in Canada, Australia and the European countries where XEN496 will be imported for the EPIK trial. We may in the future develop other product candidates that are considered controlled substances in multiple jurisdictions, such as the U.S., Canada, and the EU, which will expose us to additional controlled substance regulatory requirements in each applicable jurisdiction where we engage in regulated activities, including storage, manufacture, research, clinical trials, import, and export, among other activities. For example, obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of our controlled substance product candidates and may extend our anticipated timelines for our EPIK trial or other clinical trials we run.

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

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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

In many countries outside the U.S., particularly those in the EU and Canada, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. As of October 2022, Canada is in the midst of implementing new drug pricing regulations and reporting requirements that will affect the price at which patented medicines can be sold. The new regulations, which came into force in July 2022, create a new basket of reference countries for the Canadian Patented Medicine Prices Review Board, or PMPRB, to use when assessing whether the price of a patented medicine is “excessive” in Canada. The PMPRB has not yet finalized new guidelines to operationalize the amendments, with new guidelines expected by the end of 2022. More controversial amendments to Canadian drug pricing regulations relating to new price regulatory factors and additional reporting of confidential third party rebates were not implemented following various court challenges. Such regulations, as well as future regulations on drug pricing and reporting obligations, will increase manufacturers’ compliance burden, which can be expensive and time consuming.

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

We have no control over the resources, time and effort that our collaborators may devote to our programs and limited access to information regarding or resulting from such programs. We are dependent on our collaborators, including Neurocrine Biosciences, to fund and conduct the research and any clinical development of product candidates under our agreements with each of them, and for the successful regulatory approval, marketing and commercialization of one or more of such products or product candidates. Such success will be subject to significant uncertainty.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees, sublicensees, licensors or other collaborators. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently the rights relating to the patent portfolio for XEN901 (now known as NBI-921352), other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors are exclusively licensed to Neurocrine Biosciences.

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

If Neurocrine Biosciences or other collaborators license or otherwise acquire rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be legally developed or commercialized in a country without the third-party intellectual property right or, where it is decided that it would be useful to acquire such third-party right to develop or commercialize the product, they are eligible under our collaboration agreements to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

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

Our success is heavily dependent on intellectual property, particularly patents. The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the U.S. or other countries. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. For example, there have been recent changes regarding how patent laws are interpreted, and both the USPTO and Congress have recently made significant changes to the patent system. There have been U.S. Supreme Court decisions that now show a trend of the Supreme Court which is distinctly negative on some patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents, the costs to prosecute our patent applications and enforce our patents and/or the patents and applications of our collaborators. The patent situation in these fields outside the U.S. also has uncertainties. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents. As an example, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

As of September 30, 2022, stock options to purchase 6,945,769 of our common shares with a weighted-average exercise price of $18.13 per common share were outstanding, a warrant to purchase 40,000 of our common shares with a weighted-average exercise price of $9.79 per common share was outstanding, and pre-funded warrants to purchase 3,103,864 of our common shares with an exercise price of $0.0001 per share were outstanding. The exercise of any of these stock options or warrants would result in dilution to current common shareholders. Further, because we anticipate the need to raise additional capital to fund our clinical development programs, we may in the future sell substantial amounts of common shares, preferred shares, pre-funded warrants or other securities convertible into or exchangeable for common shares. Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans may have an adverse effect on the market price of our common shares.

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

Global credit and financial markets have at times experienced extreme disruptions, including most recently in connection with the COVID-19 pandemic, characterized by increased market volatility, increased rates of inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Similarly, the current conflict between Ukraine and Russia has created volatility in the capital markets and is expected to have further global economic consequences. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, including as a result of a resurgence of COVID-19, political unrest or war, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

10.1#	Employment Agreement, dated November 7, 2022, by and between the Company and Andrea DiFabio.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: November 8, 2022
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: November 8, 2022
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer