Form 10-K
period 2022-12-31
Xenon Pharmaceuticals Inc.
filed 2023-03-01
CIK 1582313

o9kjoth.;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on The Nasdaq Global Market on June 30, 2022, was approximately $1,881.1 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares of the Registrant outstanding as of February 24, 2023 was 63,037,991.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2022.

Auditor Firm Id:	85	Auditor Name:	KPMG LLP	Auditor Location:	Vancouver, BC, Canada

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

i

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
•
our ability to obtain funding for our operations, including funding necessary to complete further development, approval and, if approved, commercialization of our product candidates;
•
our ability to independently develop and commercialize product candidates;
•
developments relating to our competitors and our industry, including the success of competing therapies that are or become available;
•
our pre-commercial, commercialization, marketing, and manufacturing capabilities and strategy;
•
our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
•
the therapeutic benefits, effectiveness and safety of our product candidates;
•
the timing of, and our and our collaborators’ ability to obtain and maintain, regulatory approvals for our product candidates;
•
the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates and our ability to serve those markets, either alone or in partnership with others;
•
the rate and degree of market acceptance and clinical utility of any future products;
•
the pricing and reimbursement of our product candidates, if approved;
•
our expectations regarding federal, state and foreign regulatory requirements;
•
our ability to establish and maintain collaborations;
•
our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to raise additional capital in sufficient amounts or on terms acceptable to us;
•
our ability to engage and retain the employees required to grow our business;
•
our future financial performance; and
•
the direct and indirect impact of COVID-19 on our business and operations, including supply chain, manufacturing, research and development costs, clinical trial conduct, clinical trial data and employees.

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
•
We will need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our product discovery and development programs or commercialization efforts or other operations.
•
Our business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure, or other compromise of our systems or those of a third-party or other contractor or vendor.
•
Our business substantially depends upon the successful development of XEN1101. If we are unable to obtain regulatory approval for, and successfully commercialize, XEN1101, our business may be materially harmed.
•
Clinical trials may fail to demonstrate adequately the safety and efficacy of our, or our collaborators’, product candidates at any stage of clinical development. Terminating the development of any of our, or our collaborators’, product candidates could materially harm our business and the market price of our common shares.
•
We, or our collaborators, may find it difficult to enroll patients in our clinical trials, including for ultra-orphan, orphan or niche indications, which could delay or prevent clinical trials of our product candidates.
•
We, or our collaborators, may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our, or our collaborators’, product candidates.
•
The regulatory approval processes of the FDA, EMA and regulators in other foreign jurisdictions are lengthy, time-consuming and inherently unpredictable. If we, or our collaborators, are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, our business will be substantially harmed.
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
•
Our reliance on third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates, raw materials, APIs or drug products when needed or at an acceptable cost.

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

Item 1. Business

We are a clinical stage biopharmaceutical company committed to delivering innovative therapeutics to improve the lives of patients with neurological disorders. We are advancing a novel product pipeline of neurology-focused therapies to address areas of high unmet medical need, with a focus on epilepsy. In addition to our proprietary product candidates, we also have partnered programs with academic and industry collaborators, including Neurocrine Biosciences, Inc., or Neurocrine Biosciences.

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
•
Identifying opportunities to further expand our pipeline though indication expansion, acquisition, or in-licensing of external product candidates; and
•
Commercializing product candidates alone or in collaboration with others.

Our Pipeline

Our Product Candidates

Overview of XEN1101, A Kv7 Potassium Channel Opener

XEN1101 is a differentiated Kv7 potassium channel opener being developed for the treatment of epilepsy and other neurological disorders, including major depressive disorder, or MDD. The Kv7 potassium channel mechanism has been clinically validated with ezogabine, an earlier generation Kv7 opener that was approved by the U.S. Food and Drug Administration, or FDA, as an adjunctive treatment for adults with focal seizures with or without secondary generalization. XEN1101’s unique composition is chemically designed to improve upon potency, selectivity and pharmacokinetics, or PK, of ezogabine, and we believe XEN1101 does not have ezogabine’s composition-specific tissue pigmentation effects.

XEN1101 for Focal Onset Seizures (FOS)

In October 2021, we announced positive results from our Phase 2b X-TOLE clinical trial, which evaluated the clinical efficacy, safety and tolerability of XEN1101 administered as an adjunctive treatment for adult patients with focal epilepsy. The topline data showed all primary and secondary seizure reduction endpoints were statistically significant across all dose groups, including the primary endpoint of median percent change, or MPC, from baseline in monthly seizure frequency and in the key secondary endpoint of patients with at least a 50% reduction in monthly focal seizure frequency from baseline, with p-values of <0.001 for both the 20 mg and 25 mg dose groups. For a more detailed description of XEN1101 clinical results, see “Summary of XEN1101 Clinical Results” below.

Following the positive results of our Phase 2b X-TOLE clinical trial, we had an End-of-Phase 2 meeting with the FDA and initiated our XEN1101 Phase 3 development program, which includes two identical Phase 3 clinical trials to be run in parallel, called X-TOLE2 and X-TOLE3, that are designed closely after the Phase 2b X-TOLE clinical trial. These multicenter, randomized, double-blind, placebo-controlled trials will evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 360 patients per study with focal onset seizures, or FOS. The primary efficacy endpoint is the MPC in monthly seizure frequency from baseline through the double-blind period, or DBP, of XEN1101 compared to placebo.

XEN1101 for Primary Generalized Tonic Clonic Seizures (PGTCS)

We have initiated a Phase 3 clinical trial, called X-ACKT, to support potential regulatory submissions in an additional epilepsy indication of primary generalized tonic clonic seizures, or PGTCS. This multicenter, randomized, double-blind, placebo-controlled study will evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 160 patients with PGTCS. The primary efficacy endpoint is the MPC in monthly PGTCS frequency from baseline through the DBP of XEN1101 compared to placebo.

Upon completion of the DBP in X-TOLE2, X-TOLE3, or X-ACKT, eligible patients may enter an open-label extension, or OLE, study for up to three years. In addition, the ongoing X-TOLE Phase 2b OLE continues to generate important long-term data for XEN1101.

XEN1101 for Major Depressive Disorder (MDD)

Based on promising pre-clinical data with XEN1101 and published clinical data generated using ezogabine, we are evaluating the clinical efficacy, safety and tolerability of XEN1101 administered as monotherapy in approximately 150 patients with MDD in a Phase 2 clinical trial called X-NOVA. Designed as a randomized, double-blind, placebo-controlled, multicenter clinical study, the primary objective is to assess the efficacy of XEN1101 compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the Montgomery-Åsberg Depression Rating Scale, or MADRS, score change through week six. Topline results from the X-NOVA study are anticipated in the third quarter of 2023.

We are also collaborating with the Icahn School of Medicine at Mount Sinai to support an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of XEN1101 for the treatment of MDD in approximately 60 subjects. The primary objective of the study is to investigate the effect of XEN1101 on the brain reward circuit as measured by the change in bilateral ventral striatum activity as assessed by functional MRI, or fMRI. The secondary objectives are to test the effect of XEN1101 compared to placebo on clinical measures of depression and anhedonia using the MADRS and Snaith-Hamilton Pleasure Scale, or SHAPS, respectively.

Summary of XEN1101 Clinical Results

Phase 1: Phase 1 studies conducted in healthy subjects suggested that XEN1101 was generally safe and well tolerated in the doses examined, and its PK profile supported a once-daily dosing schedule. We completed a Phase 1 clinical trial that evaluated the safety, tolerability and PK of both single ascending doses, or SAD, and multiple ascending doses, or MAD, of XEN1101 in healthy subjects. The XEN1101 Phase 1 results include data from six SAD cohorts ranging in dose from 5 to 30 mg (n=34, placebo=8), including a crossover food effect cohort (n=10) with a single 20 mg dose. MAD results included three cohorts ranging in once daily doses from 15 to 25 mg (n=18, placebo=6) including two cohorts of 15 mg evaluated in a fasted and fed state over 7 and 10 days, respectively, and one cohort of 25 mg evaluated in a fed state over 10 days. The PK profile of XEN1101 supports a once-per-day dosing schedule without the need for titration. The majority of adverse events, or AEs, were mild or moderate, resolved spontaneously and were consistent with anti-seizure medications, or ASMs. There were no serious adverse events, deaths, or clinically significant delayed ventricular repolarization or laboratory findings. Phase 1 results suggest that XEN1101 is generally safe and well tolerated in the doses examined (single doses of up to 30 mg and multiple doses of up to 25 mg once daily).

Phase 1b: Data from a Phase 1b transcranial magnetic stimulation, or TMS, study – which was designed to assess XEN1101’s ability and potency to modulate cortical excitability – demonstrated activity in the target CNS tissue and helped inform dose selection for our Phase 2b clinical trial. This Phase 1b double-blind, placebo-controlled, randomized cross-over TMS study included 20 healthy male subjects. TMS measurements were taken at 2 and 4 hours for all subjects and, due to a prolonged absorption phase displayed by XEN1101, an additional TMS assessment time-point was added at 6 hours for a subset of subjects. Subjects were randomized initially to either a 20 mg dose of XEN1101 or placebo and then, after a one-week wash-out period, crossed over to the other treatment arm. XEN1101 reduced corticospinal excitability, as demonstrated by a concentration dependent elevation in resting motor threshold, or RMT, the key TMS-EMG measure. RMT increased in proportion to XEN1101 plasma concentration showing a mean ± standard error of mean increase of 4.9 ± 0.7% (p<0.01) at 6 hours. Active motor threshold, or AMT, also increased in proportion to plasma concentration of XEN1101 with an increase of 2.0 ± 0.4% at 6 hours. In addition, XEN1101 statistically significantly modulated TMS-evoked electroencephalogram, or EEG, potentials, or TEPs, in a pattern consistent with reductions in cortical excitability. Relative to time-matched placebo, at peak plasma levels, XEN1101 decreased the amplitude of TEPs vs placebo at 25, 45 and 180 ms after the TMS pulse. Additional measures of cortical excitability including global mean field power were similarly impacted. XEN1101 also shifted the power spectra of resting state EEGs toward lower frequencies. This Phase 1b TMS study provided evidence of the CNS effects of a 20 mg dose of XEN1101 as indicated by suppression of cortical and corticospinal excitability, which helped inform dose selection for our XEN1101 Phase 2b clinical trial.

Phase 2b X-TOLE Clinical Trial: In October 2021, we announced topline results from the Phase 2b X-TOLE clinical trial, which was designed as a randomized, double-blind, placebo-controlled, multicenter study to evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as once-daily adjunctive treatment in adult patients with focal epilepsy. The study included a total of 325 randomized and treated subjects in the safety population and 323 subjects in the modified intent-to-treat population for the efficacy analyses. Subjects had an average age of 40.8 ± 13.3 years, and 8.9%, 40.3%, or 50.8% of the subjects were on and continued taking one, two, or three stable background ASMs throughout the study, respectively, and failed a median of 6 previous ASMs prior to study entry. The median baseline seizure frequency across the study groups was approximately 13.5 seizures per month. Of the 285 subjects who completed the double-blind period, 96.5% entered the OLE to evaluate the long-term safety, tolerability, and effectiveness of XEN1101.

Summary of X-TOLE Efficacy Results in the DBP: The X-TOLE trial met its primary efficacy endpoint with XEN1101 demonstrating a statistically significant and dose-dependent reduction from baseline in monthly (defined as 28 days) focal seizure frequency when compared to placebo (monotonic dose response; p<0.001). Primary and secondary measures in the topline data set included a pairwise comparison of each active dose to placebo and a responder analysis with the proportion of patients who achieved a 50% or greater reduction in monthly focal seizure frequency from baseline. XEN1101 demonstrated a statistically significant reduction from baseline in monthly focal seizure frequency in pairwise comparisons to placebo for all three XEN1101 doses. The median percent reduction in monthly focal seizure frequency was 52.8% in the XEN1101 25 mg group, 46.4% in the XEN1101 20 mg group, and 33.2% in the XEN1101 10 mg group compared to 18.2% in the placebo group. Statistical significance was achieved for all dose groups compared to placebo with 2-sided p-values of p<0.001 for 25 mg vs. placebo, p<0.001 for 20 mg vs. placebo, and p=0.035 for 10 mg vs. placebo. A prespecified secondary endpoint of the study was a responder analysis, which compared the proportion of study subjects treated with XEN1101 who achieved a ≥50% reduction in monthly focal seizures versus placebo. The percentage of subjects who achieved a ≥50% reduction in monthly focal seizures was 54.5% in the XEN1101 25 mg group, 43.1% in the XEN1101 20 mg group, and 28.3% in the XEN1101 10 mg group compared to 14.9% in the placebo group. Statistical significance was achieved for all dose groups compared to placebo with 2-sided p-values of p<0.001 for 25 mg vs. placebo, p<0.001 for 20 mg vs. placebo, and p=0.037 for 10 mg vs placebo. In addition to the topline data, further sub-analyses were presented in December 2021 at the Annual Meeting of the American Epilepsy Society, or AES 2021. These sub-analyses include the proportion of patients with at least a 75% reduction in monthly focal seizure frequency from baseline along with the proportion of patients who achieved 100% reduction in monthly seizure frequency from baseline. Efficacy results are summarized in the following table; all p-values are 2-sided comparing the active dose to placebo for the prespecified primary and secondary seizure reduction endpoints:

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

In addition, an analysis of seizure reduction across seizure subtypes showed a median percent reduction in monthly focal seizure frequency of 86.9% in ‘type 4’ focal seizures that lead to generalized tonic clonic seizures in the 25 mg dose group. A time-to-event analysis analyzing the time to reach the baseline monthly focal seizure count during the double-blind period showed a marked dose-dependent decrease in the rate of seizure recurrence when comparing XEN1101 to placebo.

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

Summary of X-TOLE Safety Results in the DBP: XEN1101 was generally well-tolerated in the DBP with AEs consistent with other ASMs. The incidence of treatment-emergent adverse events, or TEAEs, was higher in the treatment groups as compared to the placebo group, with 62.3% of patients in the placebo group, 67.4% of patients in the XEN1101 10 mg group, 68.6% of patients in the XEN1101 20 mg group, and 85.1% of patients in the XEN1101 25 mg group experiencing at least one TEAE. The TEAEs that were greater than or equal to 5% in all treatment arms were attributed to nervous system disorders; psychiatric disorders; general disorders; gastrointestinal disorders; eye disorders; and infections – with the majority related to the central nervous system, mild or moderate in severity, and occurring early in the treatment period. Across all XEN1101 dose groups (n=211), the most common TEAEs were dizziness (n=52, 24.6%), somnolence (n=33, 15.6%), fatigue (n=23, 10.9%), and headache (n=21, 10.0%). The breakdown of subjects with dizziness across dose groups including placebo is as follows: 8 subjects (7.0%) in the placebo group, 3 subjects (6.5%) in the 10 mg group, 13 subjects (25.5%) in the 20 mg group, and 36 subjects (31.6%) in the 25 mg group. The incidence of treatment-emergent serious adverse events, or SAEs, was similar in all four arms of the study with 2.6% of patients in the placebo group, 4.3% of patients in the XEN1101 10 mg group, 3.9% of patients in the XEN1101 20 mg group, and 2.6% of patients in the XEN1101 25 mg group experiencing at least one treatment-emergent SAE. There were 3.5% of subjects in the placebo group, 2.2% of subjects in the XEN1101 10 mg group, 13.7% of subjects in the XEN1101 20 mg group, and 15.8% of subjects in the XEN1101 25 mg group that had an AE leading to treatment discontinuation. Two TEAEs of urinary retention were reported in the active treatment groups, one of which required a dose reduction, and both subjects remained on drug with no other changes or intervention. There was no evidence of urinary retention based upon mean differences across treatment groups in the total or individual items of the American Urological Association Symptom Index. There was no cardiovascular signal of concern based on vital signs from resting or orthostatic tests; there were no safety signals of concern from physical or neurologic exams; and there were no signals of concern from ECGs, safety labs or urinalysis. Weight changes were modest with mean (SD) changes of 0.2 kg (2.4) in the placebo group, 0.6 kg (2.3) in the 10 mg group, 1.6 kg (2.2) in the 20 mg group and 1.9 kg (2.9) in the 25 mg group.

Additional Sub-Analyses of X-TOLE Data and Interim Open Label Extension (OLE) Data: In 2022, we presented additional sub-group analyses of data from the XEN1101 Phase 2b X-TOLE clinical trial and interim data from the X-TOLE OLE. Additional sub analyses of the X-TOLE data suggest that the rapid onset of efficacy for XEN1101 was associated with starting at an effective, therapeutic and well-tolerated dose. There was a statistically significant reduction in median seizure frequency within 1 week for all doses compared with placebo. Rapid onset of efficacy of XEN1101 was seen at Week 1, with a dose-dependent reduction from baseline in median weekly seizure frequency of 39.1% (P<0.01, n=46), 41.5% (P=0.04, n=50) and 55.4% (P<0.001, n=110) in the 10 mg, 20 mg, and 25 mg groups, respectively, compared to placebo (20.2%, n=114).

Analysis of the interim OLE data shows XEN1101 continues to be generally well-tolerated, yielding long-term efficacy at the 20 mg once-daily dose, with patients experiencing continued seizure reduction during the OLE and extended periods of seizure freedom. During the OLE, there was a sustained monthly reduction in seizure frequency (80%–90% seizure reduction at 12 to 18 months in OLE as measured by MPC) from the DBP baseline, as of the analysis cutoff date of September 22, 2022. Seizure freedom for ≥6-month and ≥12-month consecutive durations was achieved in 17.5% and 10.5% of patients, respectively. XEN1101 continues to be generally well-tolerated in the OLE with AEs consistent with prior results and other ASMs. At the end of the first year in the OLE, patients recorded a mean (SD) weight gain of 1.1 (5.9) kg. To date, two AEs of urinary retention occurred in the OLE possibly related to study drug, and both patients continued in the study without requiring intervention. Although not seen to date, we continue to monitor for the emergence of the tissue discoloration that was associated with long-term exposure to ezogabine. Based on the potential to continue to provide significant benefit to patients, we extended the X-TOLE OLE from three to five years.

Intellectual Property Related to XEN1101

We have a comprehensive strategy in place to protect and expand the intellectual property portfolio that covers XEN1101. Importantly, two additional U.S. patents were granted in 2021 covering claims related to: (1) distinct crystalline forms of XEN1101 drug substance and pharmaceutical compositions containing the same as compositions-of-matter, along with methods for their preparation and use; and (2) methods of enhancing the bioavailability of XEN1101 by administration with or close to a meal. These U.S. patents are expected to expire in 2040 and 2039, respectively, absent any extensions of patent term. For a more detailed description of our intellectual property portfolio covering our product pipeline, see “—Intellectual Property” below.

About Epilepsy and Seizure Types

Epilepsy is a chronic neurologic disorder, the hallmark of which is recurrent, unprovoked and unpredictable seizures. Individuals are diagnosed with epilepsy if they have two unprovoked seizures (or one unprovoked seizure with the likelihood of recurrent seizures) that were not caused by a known and reversible medical condition. Seizures are generally described in two major groups: focal onset seizures, or FOS, and generalized onset seizures. FOS are the most common type of seizure experienced by people with epilepsy. FOS are localized within the brain and can either stay localized or spread to the entire brain, which is typically categorized as a secondarily generalized seizure. FOS account for approximately 60% of seizures in the U.S., which results in a total FOS patient population of approximately 1.8 million patients. Generalized onset seizures affect both sides of the brain or groups of cells on both sides of the brain at the same time. This term includes primary generalized tonic clonic seizures, or PGTCS, absence seizures, and atonic seizures. Generalized onset seizures account for approximately 30% of seizures in the U.S., or approximately 0.9 million patients, of which the majority experience PGTCS. The remaining 10% of seizures in the U.S. are characterized as unknown onset seizures, which occurs when the beginning of the seizure is unknown. As more information is learned, unknown onset seizures may later be diagnosed as focal onset or generalized onset seizures.

Numerous ASMs are available for the treatment of seizures in the U.S., although there are fewer indicated for PGTCS. The treatment of an individual patient with FOS or PGTCS is currently focused on reduction of seizure frequency, with seizure freedom as the ultimate goal. Early treatment typically begins with monotherapy followed by increasing use of polypharmacy to manage patients with residual seizure burden. Despite the availability of multiple treatment options, approximately 50% of patients are considered inadequately managed with initial lines of therapy warranting additional treatment options. For poorly managed patients, physicians increasingly turn to complementary mechanisms used as adjunctive therapy to control seizures. We believe there is a need for new, more effective and tolerable treatments for FOS and PGTCS that have rapid onset of action, unique mechanisms important in polypharmacy, are easy to take (for example, once-daily), and durable. Based on our market research, we believe XEN1101 could offer a compelling value proposition to address FOS and PGTCS, if approved.

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

We have an ongoing Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called the EPIK study, evaluating the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than 6 years with KCNQ2-DEE. The primary endpoint is the percent change from baseline in monthly countable motor seizure frequency during the blinded treatment period, as recorded by caregivers in a daily seizure diary. Patients may be considered for an open-label extension if they meet all requirements. We anticipate that the EPIK study will be completed in 2024.

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

Our Partnered Programs

NBI-921352, A Clinical Stage, Selective Nav1.6 Sodium Channel Inhibitor for the Treatment of Epilepsy

In December 2019, we entered into a license and collaboration agreement with Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a clinical stage selective Nav1.6 sodium channel inhibitor, and an exclusive license to pre-clinical compounds for development, including selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors. The agreement also included a multi-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors, which was completed in June 2022. Pursuant to the terms of the agreement, we have the potential to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties. For a more detailed description of the terms of this agreement with Neurocrine Biosciences, see “—Collaborations, Commercial and License Agreements” below.

NBI-921352 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed to treat pediatric patients with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE, and other potential indications, including adult focal epilepsy. Neurocrine Biosciences has received orphan drug and rare pediatric disease designations from the FDA for NBI-921352 in SCN8A-DEE. Prior to our license and collaboration agreement with Neurocrine Biosciences, we completed a Phase 1 clinical trial in healthy adult subjects, and subsequently developed a pediatric-specific, granule formulation. Neurocrine Biosciences is currently conducting a Phase 2 clinical trial evaluating NBI-921352 in adult patients with focal-onset seizures, with data expected in the second half of 2023. In addition, a Phase 2 clinical trial is underway evaluating NBI-921352 in pediatric patients (aged between 2 and 21 years) with SCN8A-DEE.

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

Collaboration Programs. We are collaborating with Neurocrine Biosciences on the conduct of two collaboration programs: (i) a joint research collaboration to discover, identify and preclinically develop Research Compounds, or the Research Program, and (ii) a collaborative development program for NBI-921352 and two DTCs selected by the JSC, or the Initial Development Program and, together with the Research Program, referred to as the Collaboration Programs. The Research Program included the preclinical development of our existing non-clinical Research Compounds and the discovery of new back-up and follow-on Research Compounds to NBI-921352 and the two DTCs selected by the JSC as clinical development candidates for subsequent development and commercialization by Neurocrine Biosciences. During the term of the Research Program, the parties conducted related activities in accordance with an agreed research plan and budget. Each party was solely responsible for all costs such party incurred to conduct its activities under the research plan, provided that Neurocrine Biosciences reimbursed us for certain full-time employees and out-of-pocket expenses incurred by us in accordance with the research budget. The Research Program was completed in June 2022.

The Initial Development Program includes: (i) completion of any preclinical and clinical studies that were ongoing as the date of the Collaboration Agreement of any NBI-921352 product and the two DTC products selected by the JSC; (ii) a pharmacokinetic, drug-drug interaction and food effect Phase 1 clinical trial of a NBI-921352 product to examine the adequacy of a new pediatric formulation; and (iii) all preclinical studies of two DTC products containing the two DTCs selected by the JSC. The parties will use their commercially reasonable efforts to conduct the development activities under the Initial Development Program pursuant to specific development plans. Each party is solely responsible for all costs such party incurs to conduct its activities under these development plans, provided that, with respect to NBI-921352 development activities, Neurocrine Biosciences reimburses us for certain full-time employees and out-of-pocket expenses incurred by us, and with respect to certain development activities related to the two JSC-selected DTCs, the JSC may determine that Neurocrine Biosciences shall make such reimbursements.

Development, Regulatory and Manufacturing. Except for the activities set forth in the plans for the Collaboration Programs, Neurocrine Biosciences is solely responsible, at its sole cost and expense, for all development and manufacturing of the Compounds and any pharmaceutical product that contains a Compound, subject to the Co-Funding Option (as defined below). For the first indication that meets or exceeds a specified prevalence threshold, or a Major Indication, for which Neurocrine Biosciences intends to conduct a Phase 3 clinical trial of a NBI-921352 product or the first clinical trial of a DTC product following a successful Phase 2 clinical trial for such DTC product, Neurocrine Biosciences will prepare a development plan including an estimated budget and provide such plan to us. We will have the right to elect to co-fund the development of one product in a Major Indication under such development plan and to receive a mid-single digit percentage increase in royalties owed on the net sales as calculated pursuant to the terms of the Collaboration Agreement, or Net Sales, of such products in the U.S., or the Co-Funding Option. If we exercise the Co-Funding Option, the parties will share equally all reasonable and documented costs and expenses that Neurocrine Biosciences incurs in connection with the development of such product in the applicable indication, except costs and expenses that are solely related to the development of such product for regulatory approval outside the U.S.. We have not exercised this option as of December 31, 2022.

Neurocrine Biosciences will be the regulatory sponsor and is solely responsible for all regulatory activities (except for those delegated to us) under the Collaboration Agreement, including submitting one or more INDs for an NBI-921352 product. If the FDA grants a Rare Pediatric Disease Priority Review Voucher in connection with the approval of a New Drug Application for a NBI-921352 product, Neurocrine Biosciences may, at its option, (i) sell it to a third-party and share a specified portion of the proceeds with us; (ii) use it for a product Neurocrine Biosciences is developing outside the Collaboration Agreement and pay us a specified portion of the voucher’s intrinsic value (as calculated pursuant to the terms of the Collaboration Agreement); or (iii) use the voucher for a pharmaceutical product that contains a Compound, in which case no payments would be due to us. If the FDA grants Neurocrine Biosciences a voucher in connection with any other product, Neurocrine Biosciences will retain all rights to such voucher without any payment or other obligations to us.

Commercialization. Neurocrine Biosciences has the exclusive right to conduct, and will be solely responsible for all aspects of, the commercialization of any pharmaceutical product that contains a Compound.

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

Neurocrine Biosciences has further agreed to pay us royalties based on future Net Sales of any pharmaceutical product that contains a Compound. Such royalty percentages, for Net Sales in and outside the U.S., range from (i) for a NBI-921352 product, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (ii) for each DTC product, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (iii) for each Research Compound product, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively.

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

In August 2020, we entered into an amendment to the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Upon execution of the amendment, we made a payment of $0.3 million to 1st Order. In February 2023, an additional $1.4 million was paid for the achievement of clinical and other milestones. We remain responsible for future potential payments of up to $6 million in regulatory milestones. There are no royalty obligations to 1st Order.

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

As of December 31, 2022, we owned, co-owned or licensed 30 issued U.S. patents and approximately 18 pending U.S. patent applications, including provisional and non-provisional filings. We also owned, co-owned or licensed approximately 363 pending and granted counterpart applications worldwide, including 11 country-specific validations of three European patents.

As of December 31, 2022, we owned four issued U.S. patents and six pending U.S. non-provisional patent applications related to XEN1101, and methods of making and using XEN1101 and certain related compounds. Upon issuance, the patents are expected to expire between 2028 and 2042 (absent any extensions of term). In addition, we have approximately 15 foreign issued patents (exclusive of European patent national validations), two pending PCT international applications, and approximately 129 pending applications in various foreign jurisdictions relating to XEN1101 and certain related compounds.

As of December 31, 2022, we have filed one U.S. provisional patent application directed to certain of our potassium channel modulators (exclusive of XEN1101), as well as methods of making and using the same. Any patents issuing from this application are expected to expire in 2043 (absent any extension in term).

As of December 31, 2022, we have filed one U.S. non-provisional patent application and approximately 32 pending applications in various jurisdictions directed to XEN496 (i.e., our pediatric formulation of ezogabine), a genus of related formulations, and methods of making and using the same. Any patents issuing from this application are expected to expire in 2040 (absent any extensions of term).

As of December 31, 2022, we owned four issued U.S. patents, one pending U.S. non-provisional patent application, and one U.S. provisional patent application directed to NBI-921352 (formerly known as XEN901) and methods of making and using this and certain related compounds. The issued patents, along with any patents issuing from these applications, are expected to expire between 2037 and 2042 (absent any extensions of term). In addition, we owned approximately nine foreign issued patents (exclusive of European patent national validations), two pending PCT international applications, and we have approximately 17 pending corresponding applications in various foreign jurisdictions relating to NBI-921352 and certain related compounds. Pursuant to our collaboration with Neurocrine Biosciences, Neurocrine Biosciences will oversee the prosecution, maintenance and other matters relating to the patent portfolio for NBI-921352 and the other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors.

As of December 31, 2022, we owned five issued U.S. patents, and two U.S. non-provisional patent applications directed to certain of our selective inhibitors of Nav1.6 and/or Nav1.2 (exclusive of NBI-921352), as well as methods of making and using the same. The issued patents, along with any patents issuing from these applications are expected to expire between 2037 and 2039 (absent any extensions of term). In addition, we owned approximately seven foreign issued patents and approximately 97 pending corresponding applications in various foreign jurisdictions (exclusive of European patent national validations) relating to our selective inhibitors of Nav1.6 and/or Nav1.2 (exclusive of NBI-921352), as well as methods of making and using the same.

As of December 31, 2022, we co-owned one issued U.S. patent directed to Nav1.7 inhibitors, as well as methods of making and using the same. The issued patent is expected to expire in 2036 (absent any extensions of term).

Competition

The biotechnology and pharmaceutical industries are highly competitive and are characterized by rapidly advancing technologies and a strong emphasis on proprietary products. While we believe that our technology, development experience, scientific knowledge and drug discovery approach provide us with certain advantages, we face potential competition in our discovery and product development efforts from many different approaches and sources, including pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates or products that we, or our collaborators, successfully develop and commercialize will compete with existing products and new products that may become available in the future.

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers.

Aside from the product marketplace, our competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, recruiting patients for clinical trials, and by acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of alternative products, the level of competition and the availability of coverage, and adequate reimbursement from government and other third-party payers. Our product candidates that are in clinical development may compete with various therapies and drugs, both in the marketplace and currently under development.

ASMs for the Treatment of Epilepsy

If one or more of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with other ASMs or one another. Currently prescribed ASMs, among others, include phenytoin, levetiracetam, brivaracetam, carbamazepine, cenobamate, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, ethosuximide, perampanel, cannabidiol, eslicarbazepine acetate, gabapentin and fenfluramine. The FDA has not yet approved any drug products specifically for KCNQ2-DEE or for SCN8A-DEE. There are other ASMs in clinical development that could potentially compete with our products, including products in development from Angelini Pharma, Biohaven Ltd, Cerevel Therapeutics Holdings, Inc., Eliem Therapeutics, Inc., Eisai Co., Ltd., Epygenix Therapeutics, Inc., Janssen Pharmaceuticals, Inc., Jazz Pharmaceuticals plc, Longboard Pharmaceuticals Inc., Marinus Pharmaceuticals, Inc., Neurocrine Biosciences, Praxis Precision Medicines, Inc., QurAlis Corporation, SK Life Science Inc., Stoke Therapeutics Inc., Takeda Pharmaceutical Company Ltd., and UCB, Inc.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked the FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Controlled Substance Regulation

The United States Controlled Substances Act, or CSA, establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the Drug Enforcement Administration, or DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no established medicinal use, and may not be marketed or sold in the U.S.. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

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

Controlled substances are also regulated pursuant to several international drug control treaties. These treaties are enforced by the United National Commission on Narcotic Drugs. The U.S. is a signatory to these treaties and thus must conform its laws and regulations to the international requirements, which generally include licensing, recordkeeping and reporting requirements. Any change in the international treaties regarding classification of these products could affect regulation of these substances in the U.S. and in other countries. Further, marketing approval and controlled substance classification procedures vary among countries, can involve additional testing and administrative review periods, and may be otherwise complicated if our product candidates contain ingredients already classified as controlled substances in the countries where we develop them, which could make such product candidates subject to applicable controlled substances laws prior to commercialization. Foreign regulation of controlled substances can differ significantly from U.S. DEA and state regulations. The time required to obtain marketing approval and controlled substance classification in other countries may differ from and be longer than that required to obtain FDA approval and DEA classification in the U.S.

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

Global Anti-Corruption Laws

The U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act, the U.S. Travel Act, the OECD Anti-Bribery Convention, Title 18 United States Code section 201, and any other applicable domestic or foreign anti-corruption or anti-bribery laws to which we are subject prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We may also be held liable for the acts of our third-party agents under the U.S. Foreign Corrupt Practices Act, Canadian Corruption of Foreign Public Officials Act, and other applicable anti-corruption and anti-bribery laws. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions or sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.

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

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require a pharmaceutical manufacturer to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted or cause to be submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug’s label), and allegations as to misrepresentations with respect to the services rendered. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, provincial, state and third-party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several new federal crimes, including healthcare fraud, and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

In addition, in May 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which applies to all EU member states from May 25, 2018 and replaced the European Union Data Protection Directive. The GDPR has imposed many new or additional requirements including, but not limited to, obtaining consent of the individuals to whom the personal data relates, the nature and scope of notifications provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third-party processors in connection with the processing of the personal data. Failure to comply with the GDPR could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution and/or civil fines or penalties. Additionally, GDPR creates a direct cause of action by individual data subjects. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical trials or other transactions from that we may gain access to personal data. In 2021, the UK became a “third country” under the GDPR. These changes in the law will increase our costs of compliance and result in greater legal risks. Other countries maintain different privacy laws that we are subject to.

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

Human Capital

Our board of directors and management recognize that creating long-term enterprise value is advanced by considering the interests and concerns of many stakeholders, including those of our employees. As of December 31, 2022, we had 213 employees, including 203 full-time and part-time permanent employees, of which 157 are located in Canada and 46 are located in the U.S.. Of our employees, 159 were primarily engaged in research and development, 62 of whom hold a Ph.D. or M.D. (or equivalent) degree. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

As competition for qualified personnel in the biotechnology and pharmaceutical field is intense, attracting and retaining qualified employees at all levels is critical to our business. We continuously strive to ensure that employee morale remains strong, and conduct employee engagement surveys to identify areas of focus and monitor employee turnover rates. We have established comprehensive and competitive compensation, leave and benefits programs to attract and retain the highly qualified personnel essential to our business. In addition to providing our employees with competitive salaries, we believe that employees should share in the potential financial gains resulting from the advancement of our programs. Our practice is to award stock options to permanent employees, both upon initial hiring and annually thereafter, and pay annual bonuses to permanent employees based on the achievement of corporate and/or personal objectives. Our leave programs include paid vacation, personal, sick, disability and other paid and unpaid leaves. Our health and wellness programs include medical, dental, vision care, retirement savings, employee assistance programs and other benefits.

As a biopharmaceutical company with highly educated employees, we believe that our employees must stay current with advances in our industry and continue to grow in their careers. We offer a variety of internal training and development opportunities as well as dedicated resources for colleagues to attend conferences and external professional development programs.

We are committed to diversity, equity and inclusion, or DEI, at all levels of our company, and we have established a joint management/employee DEI Committee to progress this important issue. We will continue to focus on measuring and extending our diversity and inclusion initiatives across our entire workforce. We recruit the best qualified employees regardless of sex, gender, ethnicity, race, religion, or other protected traits, and it is our policy to comply with all applicable laws related to discrimination in the workplace.

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

Corporate Information

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187 of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We have one wholly-owned subsidiary as of December 31, 2022, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. Our principal executive offices are located at 200 – 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on the Nasdaq Global Market under the symbol “XENE.”

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a potential product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $125.4 million, $78.9 million and $28.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and an accumulated deficit of $482.7 million as of December 31, 2022, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•
continue our research and pre-clinical and clinical development of our product candidates;
•
conduct additional pre-clinical, clinical or other studies for our product candidates;
•
manufacture drug substance and drug product for clinical trials and commercialization;
•
seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•
hire and retain additional personnel, such as clinical, quality assurance, regulatory, scientific, commercial and administrative personnel;
•
seek to identify and validate additional product candidates;
•
acquire or in-license other product candidates and technologies;
•
make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc. and other third parties;
•
maintain, protect and expand our intellectual property portfolio;
•
establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval;
•
create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and
•
experience any delays or encounter issues with any of the above.

Our expenses could increase beyond expectations for a variety of reasons, including if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform clinical and other studies including post-approval commitments in addition to those that we currently anticipate, or if there are any delays in establishing appropriate manufacturing arrangements to support our clinical trials, the development of any of our product candidates or commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We do not generate any revenue from product sales and may never become profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our existing or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and our existing or future collaborators may never succeed in these activities and, even if we do, or any existing or future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA, EMA or other regulatory authorities to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

We will need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our product discovery and development programs or commercialization efforts or other operations.

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates. We expect to continue to spend substantial amounts of resources to continue the pre-clinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of capital in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including but not limited to:

•
the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
•
the timing of, and the costs involved in, obtaining marketing approvals for our product candidates and any other additional product candidates we may develop and pursue in the future;
•
the number of future product candidates that we may pursue and their development requirements;
•
if approved, the costs of commercialization activities for any product candidate that receives regulatory approval to the extent such costs are not the responsibility of an existing or future collaborator, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to the receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates and any other additional product candidates we may develop and pursue in the future;
•
whether our existing collaborations generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•
our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•
our headcount growth and associated costs as we expand our research and development efforts and initiate pre-commercial activities;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•
the ongoing costs of operating as a public company.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Raising funds in the future may present additional challenges and future financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, reduce or terminate our product development programs or plans for commercialization.

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

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from any approved product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, royalty-based financing, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

We could also be required to seek funds through collaborations or marketing, distribution or licensing arrangements, or royalty-based financings with third parties, and we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, reduce or terminate our product discovery and development programs, commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

We are subject to risks associated with currency fluctuations which could impact our results of operations.

As of December 31, 2022, approximately 6% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

Risks Related to Our Business and Industry

We and our collaborators face substantial competition in the markets for our product candidates, which may result in others discovering, developing or commercializing products before us or doing so more successfully than we, or our collaborators, do.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition in drug discovery and product development from many different approaches and sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, as well as public and private research institutions. Any product candidates that we, or our collaborators, successfully develop and commercialize will compete with existing products and any new products that may become available in the future.

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected by decisions made by insurers or other third-party payers.

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

As a company, we have no previous experience in completing a Phase 3 clinical trial or in completing clinical trials in pediatric or orphan drug indications, and related regulatory requirements including a New Drug Application, or NDA, or equivalent submission, or the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval, manufacture drug product on a registrational and commercial scale or arrange for a third-party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates. To execute on our business plan for the development of independent programs, we will need to successfully:

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
•
build and implement effective market access strategy and gain market acceptance for our future products, if any; and
•
manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization activities.

If we are unsuccessful in accomplishing these objectives, we will not be able to develop and commercialize any future product candidates independently and could fail to realize the potential advantages of doing so.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.

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

If we fail to attract and retain our executive officers and key personnel, we may be unable to successfully develop our product candidates, perform our obligations under our collaboration agreements, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully.

We are highly dependent upon our executive officers, including Mr. Ian Mortimer, our President and Chief Executive Officer. The loss of services of one or more of our executive officers could materially delay or even prevent the successful development of our product candidates.

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

Our employees, collaborators and other personnel may engage in misconduct or other improper activities, including non-compliance with legal and regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, collaborators, vendors, investigational site staff, consultants, commercial partners and other personnel. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:

•
the regulations of the FDA, EMA and other foreign regulators, including those laws requiring the reporting of true, complete and accurate information to such authorities;
•
manufacturing standards;
•
insider trading laws;
•
data privacy, data protection and security;
•
federal and state healthcare fraud and abuse laws and regulations in the U.S. and abroad; and
•
laws that require the reporting of financial information or data accurately.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, we are subject to applicable foreign, federal and state data privacy and security laws. For additional information, see “Risk Factors-We are subject to evolving global laws and regulations relating to privacy, data protection and information security, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.”

Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Any misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, officers, directors, agents and representatives, including consultants, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or claims, demands, or lawsuits stemming from an actual or alleged failure to comply with these laws and regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves, achieving a favorable settlement or otherwise asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations. Additionally, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

We may encounter difficulties in managing our growth, including headcount, and expanding our operations successfully.

Our business strategy involves continued development and, where development is successful, commercialization of select product candidates. In order to execute on this strategy, we will need to build out a regulatory, sales, manufacturing, supply chain and marketing infrastructure and expand our development capabilities or contract with third parties to provide these capabilities and infrastructure for us. To achieve this, we will need to identify, hire and integrate personnel, compensate our employees on adequate terms in an increasingly competitive, inflationary market and continue to implement and improve our managerial, operational and financial systems. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties.

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

We are subject to evolving global laws and regulations relating to privacy, data protection and information security, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.

In the ordinary course of business, we process personal data and other sensitive information, including our proprietary and confidential business data, trade secrets, intellectual property, data about trial participants collected in connection with clinical trials, and other sensitive data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. At the state level, the California Consumer Privacy Act of 2018, or CCPA, as amended and supplemented by the California Privacy Rights Act, imposes obligations on businesses to which it applies. The CCPA allows for statutory fines for noncompliance. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Other states have also enacted data privacy laws. Additional data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the U.S., the European Union’s GDPR and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. Certain foreign jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions, such as transferring or receiving personal data that originates in the EU.

Although we endeavor to comply with all applicable data privacy and security obligations, these obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to how to comply, and potentially requiring us to modify our policies and practices, which may be costly and may divert the attention of management and technical personnel. Further, we may at times fail, or be perceived to have failed, to have complied and could face significant consequences. These consequences may include, but are not limited to, government enforcement actions, investigations and other proceedings; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations, including our clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Our business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure, or other compromise of our systems or those of a third-party or other contractor or vendor.

We rely on both internal information technology systems and networks, and those of third parties and their vendors and contractors, to transmit, store and otherwise process information in connection with our business activities. We are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our and our third-party or other contractors’ or vendors’ technology systems and data. Any cyberattack including phishing, business email compromise, social engineering, ransomware or other malware, or any security breach, security incident, or other destruction, loss, or unauthorized use or other processing of data maintained or otherwise processed by us or on our behalf could result in a loss of intellectual property or misappropriation of trade secrets, disruptions to our business and operations, subject us to increased costs and require us to expend time and resources to address the matter, may subject us to claims, demands, and proceedings by private parties, regulatory investigations and other proceedings, and fines, penalties, and other liability and have a material adverse effect on our business. In addition, the loss, alteration or other damage to or other unavailability of pre-clinical data or clinical trial data from completed or ongoing clinical trials for our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any cyber-attack, security breach or incident, or other destruction, loss or unauthorized processing of data maintained or otherwise processed by us or on our behalf, or the perception any such matter has occurred, could result in actual or alleged violations of applicable U.S. and international privacy, data protection, information security and other laws and regulations, harm our reputation and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal proceedings and liability. In addition, we may incur significant additional expense to implement further measures relating to privacy, data protection and information security, whether in response to an actual or perceived security breach or incident or otherwise.

To date, we have not experienced any material impact to our business, financial position or operations resulting from cyberattacks or other information security incidents; however, because of frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted in the future. Moreover, the prevalent use of mobile devices that access confidential information, widespread use of cloud-based applications with remote data centers, and ability to work remotely all increase the risk of security breaches and incidents. These risks may be heightened due to the increasing number of our and our vendors’ and contractors’ personnel working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. While we have implemented security measures, our computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, and contract research organizations, or CROs, and their vendors and contractors remain potentially vulnerable to these events and there can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches. In addition, regulators are considering new cybersecurity regulations. For example, the SEC has proposed amendments to its disclosure rules regarding cybersecurity risk management, strategy, governance and incident reporting by public companies. These proposed regulations may impact the manner in which we operate.

A variety of risks associated with international operations could materially harm our business.

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we operate and plan to operate outside the U.S., including those countries outside the U.S. in which we are conducting clinical trials. As we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

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

The COVID-19 pandemic and other public health crises may materially and adversely affect our business, financial condition and results of operations in several ways. For example, because our supply chain for raw materials, drug substance and drug product is worldwide, it could be subject to significant disruptions. There may be related restrictions on the export, import or shipment of raw materials, drug substance or drug product that could materially delay our business or clinical trials. In addition, our ability to initiate clinical sites and enroll patients globally may be negatively impacted by the COVID-19 pandemic and other public health crises.

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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average percentage of our assets (as determined under applicable Treasury Regulations, which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on the price of our common shares and the composition of our gross income and gross assets, we do not believe we were a PFIC for the taxable year ended December 31, 2022 but we could be a PFIC in subsequent years. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the current taxable year or future taxable years.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At December 31, 2022 we had Canadian federal net operating loss carryforwards totaling $338.0 million which will begin to expire in 2026. In addition, we had Canadian federal investment tax credit carryforwards of $27.3 million and provincial investment tax credit carryforwards of $8.4 million which will begin to expire in 2023. The net operating losses which are limited in life and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. The rules dealing with Canadian and U.S. federal, provincial, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Canadian Revenue Agency, Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws, or changes in interpretations of existing laws (which changes may have retroactive application), including with respect to net operating losses and tax credits, could adversely affect us or holders of our common shares. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Acquisitions or other strategic transactions could disrupt our business, cause dilution to our shareholders and otherwise harm our business.

We actively evaluate various strategic transactions on an ongoing basis, including the acquisition of other businesses, products or technologies as well as pursuing strategic alliances, licensing transactions or investments in complementary businesses. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

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

Also, the anticipated benefit of any strategic alliance or acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future acquisitions, or the effect that any such transactions might have on our operating results.

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
•
HIPAA, including its criminal and civil liability provisions and privacy and security obligations imposed on covered entities, and business associates;

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business substantially depends upon the successful development of XEN1101. If we are unable to obtain regulatory approval for, and successfully commercialize, XEN1101, our business may be materially harmed.

We currently have no products approved for commercial sale and are investing significant efforts and financial resources in the development of our lead product candidate, XEN1101 for the treatment of epilepsy. Our future business success depends on the continued development and ultimate regulatory approval of XEN1101. We will need to successfully enroll and complete our XEN1101 Phase 3 program. The future regulatory and commercial success of XEN1101 is subject to a number of risks, including:

•
successful patient enrollment in clinical trials and ultimate completion of clinical trials;
•
successful efficacy data from our clinical programs that support acceptable risk-benefit profiles of XEN1101 in the intended patient populations;
•
receipt and maintenance of marketing approvals from applicable regulatory authorities;
•
completing any post-marketing studies required by applicable regulatory authorities;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for XEN1101;
•
making arrangements with third-party manufacturers for both clinical and commercial supplies of XEN1101;
•
establishing sales, marketing and distribution capabilities and commercial launch of XEN1101, if and when approved, whether alone or in collaboration with others;
•
successful commercial launch of XEN1101, if and when approved;
•
acceptance of XEN1101, if and when approved, by patients, the medical community and third-party payors;
•
obtaining and maintaining acceptable pricing, third-party insurance coverage and adequate reimbursement;
•
maintaining a continued acceptable safety profile of XEN1101 following approval;
•
effectively competing with other therapies;
•
enforcing and defending intellectual property rights and claims; and
•
raising sufficient funds to support the regulatory approval and commercialization activities.

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we or any collaborator are unable to develop, receive regulatory approval for, or successfully commercialize XEN1101 for our initial or potential additional indications, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for XEN1101 for any indication, any such approval may be subject to limitations on the indications or uses or patient populations for which we may market XEN1101. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot ensure that we will successfully develop or commercialize XEN1101 for any indication.

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

Results of pre-clinical studies and/or earlier clinical trials may not be predictive of the results of later-stage clinical trials and the results of our clinical trials may not satisfy regulatory requirements and we may experience delays or unexpected difficulties in obtaining regulatory approval.

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

Further, our product candidates may not be approved even if they achieve their primary endpoint in our Phase 3 clinical trials. The FDA, EMA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials or require additional data. In addition, any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA, EMA or another foreign regulatory authority. For example, the FDA may refuse to accept our planned NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval. If the FDA does not approve our planned NDA, it may require that we conduct additional clinical, nonclinical or manufacturing studies before it will reconsider our application. Depending on the extent of these or any other studies required by FDA or another regulatory authority, approval of an NDA or equivalent filing may be significantly delayed or may require us to expend more resources than we have available. Furthermore, applicable regulatory authorities may also approve our product candidates for a narrower indication or population than we request or may grant approval contingent on the performance of costly post-marketing commitments.

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

Clinical trials may fail to demonstrate adequately the safety and efficacy of our, or our collaborators’, product candidates at any stage of clinical development. Terminating the development of any of our, or our collaborators’, product candidates could materially harm our business and the market price of our common shares.

Our and our collaborators’ clinical product candidates, which include XEN1101, XEN496, and NBI-921352 (being developed by our collaborator Neurocrine Biosciences), along with product candidates we expect to enter clinical development, which include our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we, or our collaborators, must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that each product candidate is both safe and effective for use in each target indication. Failure can occur at any time during the clinical trial process. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved as products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition to the safety and efficacy trials of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, statistical analysis plan, placebo effect, patient enrollment criteria, patient compliance and trial execution. Data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Failure of a clinical trial due to any of these reasons could materially harm our business and the market price of our common shares.

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. Negative or inconclusive results from our, or our collaborators’, clinical trials could lead to a decision or requirement to conduct additional pre-clinical testing or clinical trials or result in a decision to terminate the continued development of a product candidate. For example, in October 2021, we released topline data from our X-TOLE clinical trial of XEN1101 in adult patients with focal epilepsy. Even though the topline data from our X-TOLE clinical trial were positive, there can be no assurance that our ongoing XEN1101 Phase 3 program will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of XEN1101. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

If our, or our collaborators’, product candidates are not shown to be both safe and effective in clinical trials, such product candidates will be unable to obtain regulatory approval or be successfully commercialized. In addition, our, or our collaborators’, failure to demonstrate positive results in clinical trials in any indication for which we, or our collaborators, are developing clinical product candidates could adversely affect development efforts in other indications. In such case, we would need to develop other compounds and conduct associated pre-clinical testing and clinical trials, as well as potentially seek additional financing, all of which would have a material adverse effect on our business, growth prospects, operating results, financial condition and results of operations.

We, or our collaborators, may find it difficult to enroll patients in our clinical trials, including for ultra-orphan, orphan or niche indications, which could delay or prevent clinical trials of our product candidates.

We, or our collaborators, may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete clinical trials in a timely manner, or at all. Patient enrollment for clinical trials for ultra-orphan, orphan and niche indications and for more prevalent conditions is affected by factors including:

•
severity of the disease or disorder under investigation;
•
design of the study protocol;
•
size of the patient population and geographic dispersion;
•
identification of patients;
•
eligibility criteria for the study in question;
•
perceived risks and benefits of the product candidate under study;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
proximity and availability of clinical trial sites for prospective patients;
•
availability of competing therapies and clinical trials;
•
efforts to facilitate timely enrollment in clinical trials; and
•
patient referral practices of physicians.

The limited patient populations in ultra-orphan, orphan and niche indications, such as KCNQ2-DEE, SCN8A-DEE and other early infantile epileptic encephalopathies, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in our, or our collaborators’, clinical trials. This means that we, or our collaborators, will generally have to run multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision.

Our and our collaborator’s clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

Our and our collaborator’s inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, affect product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, any of which could cause the value of our company to decline and limit our ability to obtain additional financing if needed.

Our success also depends on the collective performance, contributions, and expertise of the personnel who manage our clinical trial sites. There is significant competition for qualified personnel, particularly those with higher educational degrees, in the biopharmaceutical and related services industries. Increased personnel turnover and labor shortages facing the biopharmaceutical services industry could have a negative impact on the third parties we rely on to execute our clinical trials. While we seek to choose trial sites with adequate staffing support, we cannot be certain that personnel turnover or the broader labor market dynamics in this industry will not negatively impact our trial sites. If our sites are negatively impacted by these factors, our ability to enroll our clinical trials in a timely fashion may be hindered and might negatively affect our business, development timelines, and financial condition.

We, or our collaborators, may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our, or our collaborators’, product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we, or our collaborators, must demonstrate through extensive pre-clinical studies and clinical trials that our, or our collaborators’, product candidates are safe and effective in humans. We, or our collaborators, may experience delays in completing our, or our collaborators’, clinical trials or pre-clinical studies, and initiating or completing additional clinical trials or pre-clinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND, or not approving or delaying approval for any clinical trial grant or similar approval we need to initiate a clinical trial. We, or our collaborators, may also experience numerous unforeseen events during our clinical trials that could delay or prevent our, or our collaborators’, ability to receive marketing approval or commercialize the product candidates we, or our collaborators, develop, including:

•
delay or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
•
inability to reach agreement with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites, or the breach of such agreements;
•
we may experience challenges or delays in recruiting principal investigators or study sites to lead our clinical trials;
•
side effects or adverse events in study participants presenting an unacceptable safety risk;
•
failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements, including good clinical practices, or GCPs;
•
difficulty in having patients complete a trial, adhere to the trial protocol, or return for post-treatment follow-up;
•
the number of subjects or patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
we may have to amend clinical trial protocols submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which it may be required to resubmit to an IRB and regulatory authorities for re-examination;
•
challenges or delays with accessing certain species of animals to complete our pre-clinical studies;
•
problems with investigational medicinal product storage, stability and distribution; our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our pre-clinical studies and clinical trials, including supply chain issues resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•
a requirement to undertake and complete additional pre-clinical studies to generate data required to initiate clinical development or to support the continued clinical development of a product candidate or submission of an NDA or equivalent;
•
unforeseen disruptions, caused by man-made or natural disasters, public health pandemics or epidemics, civil unrest or military conflict, or other business interruptions, including, for example, the COVID-19 pandemic; and
•
governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

These risks and uncertainties could impact any of our, or our collaborators’, clinical programs and any of the clinical, regulatory or operational events described above could change our, or our collaborators’, planned clinical and regulatory activities. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our X-TOLE trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that the ongoing COVID-19 pandemic or related variants will not negatively impact other trials in the future. In addition, we have experienced an impact on the initiation of clinical sites and on enrollment of patients in our EPIK clinical trial due to the ongoing COVID-19 pandemic. Further challenges in enrolling and retaining patients in our clinical trials, including in our XEN1101 Phase 3 program, whether as a result of the COVID-19 pandemic, geopolitical events, or for any other reasons, may further delay the trials or cause them to be discontinued.

The results of any Phase 3 or other pivotal clinical trials, including without limitation our EPIK trial, may not be adequate to support marketing approval. These clinical trials are lengthy and, with respect to non-orphan indications, usually involve many hundreds to thousands of patients. Clinical trials can also be lengthy due to the challenge of identifying patients, especially in orphan indications such as KCNQ2-DEE. Even if patients are successfully identified, they may fail screening criteria including baseline seizure burden and, as a result, not be enrolled in the trial. Any challenges associated with identifying, screening and/or enrolling patients in our trials may extend the time needed to complete our EPIK trial or other clinical trials or require additional sites to be initiated in order to achieve target enrollment numbers and to complete our clinical trials, which may increase the cost of our operations and/or delay the timing of our regulatory approval. In addition, if the FDA, EMA or another foreign regulator disagrees with our, or our collaborators’, choice of the key testing criterion, or primary endpoint, or if the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA or other foreign regulators also may require additional clinical trials as a condition for approving any of these product candidates.

We, or our collaborators, could also encounter delays if a clinical trial is suspended or terminated by us, by our collaborators, by the IRBs of the institutions in which such trial is being conducted, by any Data Safety Monitoring Board for such trial, or by the FDA, EMA or other foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other foreign regulatory authorities resulting in the imposition of a clinical hold, product candidate manufacturing problems, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, delays can occur due to safety concerns arising from trials or other clinical data regarding another company’s product candidate in the same compound class as one of ours.

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

Since March 2020, the FDA, EMA and other foreign regulatory authorities have issued various COVID-19 related guidance documents for sponsors and manufacturers. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

If we, or our collaborators, experience delays in the completion of, or termination of, any clinical trial of one of our product candidates, the commercial prospects of the product candidate may be harmed, the period during which we may have the exclusive right to commercialize our products under patent protection could be shortened, and our, or our collaborators’, ability to commence product sales and generate product revenue from the product will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our, or our collaborators’, product candidates.

XEN496 targets an ultra-orphan indication of KCNQ2-DEE and the FDA has indicated that a single, small pivotal trial may be sufficient to demonstrate effectiveness and safety in KCNQ2-DEE provided that no new or unexpected safety issues arise during drug development. However, other regulatory authorities may require additional data. Further, even though we believe the safety and efficacy profile of ezogabine, the active ingredient in XEN496, in pediatric patients with KCNQ2-DEE generated to date by others appears promising based on published clinical case reports, we do not yet know if our pediatric-specific formulation of XEN496 will have the same or similar safety, pharmacokinetic and/or efficacy profile in pediatric patients with KCNQ2-DEE as the original formulation of ezogabine. If we are unable to replicate the published clinical case reports, due to the new formulation or any other factors, the clinical development of XEN496 may not be successful and the FDA, EMA or other regulatory authorities may require additional data in more patients or we may not be able to generate sufficient data for approval in this patient population.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or comparable foreign regulatory authorities.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in clinical trials of XEN1101 to date, adverse events were generally mild or moderate in severity. However, there can be no guarantee that we would observe a similar tolerability profile of XEN1101 in our ongoing or planned Phase 3 clinical trials or in other future clinical trials. Many compounds that initially showed promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, could suspend, limit or terminate our clinical trials, or the independent safety monitoring committee could recommend that we suspend, limit or terminate our trials, or the FDA, EMA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could delay recruitment of clinical trial subjects or may cause subjects that enroll in our clinical trials to discontinue participation in our clinical trials. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that are administered our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

Moreover, clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through pre-clinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results, to extend patent protection and/or to target different populations. For example, XEN496 is a pediatric-specific formulation of ezogabine and we have also developed a pediatric formulation for NBI-921352 that was included in the license to Neurocrine Biosciences. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with the same formulation in adults or with other formulations. Unexpected changes in the performance of a new formulation may affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of additional bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our, or our collaborators’, ability to commence product sales and generate revenue.

The regulatory approval processes of the FDA, EMA and regulators in other foreign jurisdictions are lengthy, time-consuming and inherently unpredictable. If we, or our collaborators, are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, our business will be substantially harmed.

The regulatory approval process is expensive and the time required to obtain approval from the FDA, EMA or other foreign regulatory authorities in other jurisdictions to sell any product is uncertain and may take years. Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of pre-clinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and even if the pre-clinical studies show promising results and clinical trials are successfully completed, we cannot guarantee that the FDA, EMA or other foreign regulatory authorities in other jurisdictions will interpret the results as we do, and more trials, manufacturing-related studies or non-clinical studies could be required before we submit our product candidates for approval. Many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. To the extent that the results of our studies and trials are not satisfactory to the FDA, EMA or other foreign regulatory authorities in other jurisdictions for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. It is also possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or other foreign regulatory authorities may disagree with the design or implementation of our, or our collaborators’, clinical trials;

•
we, or our collaborators, may be unable to demonstrate to the satisfaction of the FDA, EMA or foreign other regulatory authorities that a product candidate is safe and effective for its proposed indication;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or other foreign regulatory authorities for approval;
•
we, or our collaborators, may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA, EMA or other foreign regulatory authorities may disagree with our, or our collaborators’, interpretation of data from pre-clinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, or other submission or to obtain regulatory approval in the U.S. or elsewhere;
•
the FDA, EMA or other foreign regulatory authorities may fail to approve the manufacturing processes, controls or facilities of third-party manufacturers with which we, or our collaborators, contract for clinical and commercial supplies;
•
the pre-approval inspections of Xenon, manufacturing, clinical sites, pre-clinical or clinical service providers, conducted by regulatory authorities may identify errors or omissions that may result in the product candidate not being approved; and
•
the approval policies or regulations of the FDA, EMA or other foreign regulatory authorities may significantly change in a manner rendering our, or our collaborators’, clinical data insufficient for approval.

Even if we, or our collaborators, obtain approval for a particular product, regulatory authorities may grant approval contingent on the performance of costly post-approval commitments including clinical trials, or may approve a product with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product.

In addition, the FDA, EMA or other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, or CTIS, a new clinical trial portal and database that will be maintained by the European Medicines Agency, or EMA, in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. The CTR authorizes EU Member States to regulate certain aspects of clinical trials at the national level. To the extent an EU Member State where we plan to conduct any of our clinical trials is slow to adopt CTIS or implements other regulatory changes at the national level, our clinical trial may be delayed in such EU Member State, and our costs may be increased. The main legislation that applies to clinical trials in the UK is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the EU Clinical Trials Directive into domestic law. The UK has implemented the Integrated Research Application System, which allows a single application to be reviewed by both the Medicines and Healthcare products. Regulatory Agency and a research ethics committee at the same time. Requirements and obligations that relate to the conduct of clinical trials in the UK remain largely aligned with the EU position. Complying with changes in regulatory requirements in different jurisdictions can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans, including XEN1101 Phase 3 development program, may be impacted.

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

Sales of our approved products, if any, will be subject to the regulatory requirements governing marketing approval in the countries in which we obtain regulatory approval, and we plan to seek, ourselves or with collaborators, regulatory approval to commercialize our product candidates in North America, the EU and in additional foreign countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, approval in the U.S. by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by the FDA, EMA or regulatory authorities in other countries. Approval procedures vary among jurisdictions and can be lengthy and expensive, and involve requirements and administrative review periods different from, and potentially greater than, those in the U.S., including additional pre-clinical studies or clinical trials. Even if our product candidates are approved, regulatory approval for any product may be withdrawn by the regulatory authorities in a particular jurisdiction. We do not have experience in obtaining regulatory approval in international markets. If we, or our collaborators, fail to comply with regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity in the U.S.. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the FDA complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the FDA will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions and administrative actions will impact the scope of the orphan drug exclusivity.

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

NBI-921352, being developed by our collaborator Neurocrine Biosciences, has received RPD designation for the treatment of SCN8A-DEE. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA’s RPD priority review voucher program, upon the approval of an NDA or a biologics license application, BLA, for the treatment of an RPD, the sponsor of such application would be eligible for a priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance Neurocrine Biosciences will receive a RPD priority review voucher or that use of the priority review voucher will result in a faster review or approval for a subsequent marketing application. It is possible that even if Neurocrine Biosciences obtains approval for NBI-921352 in SCN8A-DEE and qualifies for such a priority review voucher, the program may no longer be in effect at the time of approval of this product candidate. Also, although priority review vouchers may be freely sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we or any of our collaborators were to sell a priority review voucher to a third-party. In addition, Congress extended FDA authorization to designate RPDs through September 30, 2024 and award RPD priority review vouchers through September 30, 2026. RPD designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities in excess of our limited product liability insurance coverage and may be required to limit commercialization of our current and any future products.

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

To develop internal sales, distribution and marketing capabilities in the U.S., we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that any of our product candidates will be approved. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a commercial organization. For any future products for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

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

Where and when appropriate, we may elect to utilize contract sales forces, distribution partners or collaborators that have s ales, marketing and distribution capabilities to assist in the commercialization of or to independently commercialize our product candidates. If we enter into arrangements with third parties to perform sales, marketing and distribution services for a product, the resulting revenue or the profitability from this revenue to us is likely to be lower than if we had sold, marketed and distributed that product ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market, and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market, and distribute our current or any future products effectively.

Even if we receive regulatory approval to commercialize any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and delays.

Any of our product candidates for which we, or any existing or future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to user fees and periodic inspection by the FDA and other regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. In addition, our product candidates may receive schedule classifications under the Controlled Substances Act of 1970 (or scheduling classifications under similar legislation outside of the U.S.) which will result in additional complexity and may result in delays and restrictions with respect to manufacturing, supply chain, licensing, import/export and distribution.

Even if a product is approved, the FDA or another applicable regulatory authority, as the case may be, may limit the indications for which the product may be marketed, require extensive precautions and warnings on the product labeling or require expensive and time-consuming post-approval commitments including clinical trials or onerous risk management activities, including Risk Evaluation and Mitigation Strategies, or REMS, in the U.S. as conditions of approval to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug.

For any approved product, we, or our collaborators, will need to ensure continued compliance with extensive regulations and requirements regarding the manufacturing processes, labeling, packaging, serialization, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with current good manufacturing practices, or cGMP, good distribution practices, or GDP, and current good clinical practices, or cGCP, for any clinical trials that we, or our collaborators, are required to conduct post-approval.

Post-approval discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or other problems with our product or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, amongst other things, restrictions on the labeling or marketing, withdrawals, consent decrees, clinical holds, post-approval requirements or restrictions, recalls, fines, warning letters, injunctions, penalties, exclusions from federal health care programs, seizures and/or detentions, among other consequences and adverse actions. Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations.

In addition, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA, EMA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label use may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA, EMA and other foreign regulators do restrict manufacturer’s communications on the subject of off-label use of their products.

To the extent we develop and commercialize product candidates that contain or are considered controlled substances, any failure by us or our CROs, CMOs and other contractors to comply with controlled substance laws and regulations, may adversely affect the results of our business operations and our financial condition.

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

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

Our, or our collaborators’, ability to commercialize any products successfully will depend, in part, on the extent to which coverage and reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans, and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we, or our collaborators, commercialize and, if reimbursement is available, the level of reimbursement. In addition, coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we, or our collaborators, may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development.

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S.. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, or the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we, or our collaborators, are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

Some of our and our collaborators’ target patient populations in orphan and niche indications, such as KCNQ2-DEE and SCN8A-DEE. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the pricing, coverage and reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement pricing, coverage and reimbursement strategies for any approved product that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our current and any future products from third-party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize any products that we, or our collaborators, develop and affect the prices we may obtain.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been legislative and judicial challenges to the PPACA. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA, our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In the EU, similar political, economic and regulatory developments may affect our, or our collaborators’, ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payers. An adequate level of reimbursement might not be available for such products and third-party payers’ reimbursement policies might adversely affect our, or our collaborators’, ability to sell any future products profitably.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or in other jurisdictions. If we, or our collaborators, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we, or our collaborators, are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

•
a collaborator may use our proprietary information or intellectual property in such a way as to invite litigation from a third-party; and
•
disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic.

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

We depend on Neurocrine Biosciences to develop and commercialize NBI-921352. Under the agreement and subject to input from the joint steering committee, Neurocrine Biosciences controls all decision-making with respect to the clinical development and commercialization for NBI-921352.

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

In the ordinary course, we engage with other biotechnology and pharmaceutical companies to discuss potential in-licensing, out-licensing, alliances and other strategic transactions. The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. Additionally, there are certain jurisdictions where a collaborator may be able to realize the market potential of our product candidates better than us. For these or other reasons, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization.

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
•
our cash expenditures related to development or commercialization of any such product candidates would increase significantly and we may need to seek additional financing sooner than expected;
•
we may be required to hire additional employees or otherwise develop expertise, such as clinical, regulatory, sales and marketing expertise, some of which we do not currently have;
•
we may delay commercialization or reduce the scope of any sales or marketing activities;
•
we will bear all of the risk related to the development or commercialization of any such product candidates; and
•
the competitiveness of any product that is commercialized could be reduced.

Our reliance on third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates, raw materials, APIs or drug products when needed or at an acceptable cost.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients, or APIs, in our product candidates and the final drug product formulation for all of our product candidates that are being used in our clinical trials and pre-clinical studies. Our current strategy is to outsource all manufacturing of our product candidates to third parties.

In addition, we rely on our collaborators, either directly or through CMOs, to manufacture product candidates licensed to them or to work with CMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for pre-clinical testing and clinical trials and intend to do so for the commercial manufacture of our products. If we, or our collaborators, are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we, or our collaborators, may not be able to successfully produce sufficient supply of a product candidate or we, or our collaborators, may be delayed in doing so. Such failure or substantial delay could delay our clinical trials and materially harm our business. The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on these third parties for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third-party at a time that is costly or damaging to us. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

In addition, we typically order raw materials, API and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

Further, the FDA, EMA and other foreign regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities and/or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA, EMA and other foreign regulatory agencies. They are also subject to pre-approval inspections and periodic unannounced inspections by the FDA, EMA and other foreign regulatory agencies. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in restrictions on the product or on the manufacturing or laboratory facility, including product recall, suspension of manufacturing, importation bans, product seizure or a voluntary withdrawal of the drug from the market. Any failure by our, or our collaborators’, third-party manufacturers to comply with cGMP or any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.

In addition to third-party manufacturers, we rely on other third parties to store, monitor, label and transport bulk drug substance and drug product. If we are unable to arrange for such third-party sources, or fail to do so on commercially reasonable terms, we may not be able to successfully supply sufficient product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

If any third-party manufacturer of our product candidates is unable to increase the scale of its production of our product candidates, and/or increase the product yield of its manufacturing, then our costs to manufacture the product may increase and commercialization may be delayed.

In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of our product candidates, our third-party manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the quality of the product, then we may not be able to meet the requirements for registration and validation and the demands of clinical trials or market demands, which could delay regulatory approvals and decrease our ability to generate profits and have a material adverse impact on our business and results of operation.

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed.

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. For example, an investigator-sponsored Phase 2 proof-of-concept clinical trial examining XEN1101 in MDD and anhedonia is being conducted in partnership with academic collaborators at the Icahn School of Medicine at Mount Sinai.

If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our future product candidates may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA, EMA or other foreign regulatory agencies.

Ultimately, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.

We, our CROs and CMOs are required to comply with current good laboratory practices, or cGLP, cGCP and cGMP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these regulations through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or CMOs fail to comply with these applicable regulations, the clinical data generated in our non-clinical studies and clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, EMA or another foreign regulatory authority may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA, EMA or another foreign regulatory authority could determine that any of our clinical trials fail or have failed to comply with applicable cGCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, EMA and other foreign regulatory authorities, and our clinical trials may require a large number of test subjects. Our failure to comply with cGLP, cGCP and cGMP regulations may require us to repeat clinical trials or manufacture additional batches of drug which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs or CMOs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or if this is asserted or reported to have occurred.

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

Patents might not be issued or granted with respect to our patent applications that are currently pending, and issued or granted patents might later be found to be invalid or unenforceable, be interpreted in a manner that does not adequately protect our current product or any future products, or fail to otherwise provide us with any competitive advantage. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. Consequently, patents may not issue from our pending patent applications, or we may end up with patent claims of different scope in different jurisdictions. As such, we do not know the degree of future protection that we will have on our proprietary products and technology, if any, and a failure to obtain adequate intellectual property protection with respect to our product candidates and proprietary technology could have a material adverse impact on our business and ability to achieve profitability.

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

The following examples are illustrative:

•
others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we, or our collaborators, own or have exclusively licensed;
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

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S. and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, broken priority, lack of written description, insufficient or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.

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

In addition, we, or our licensors, may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we, or our licensors, may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our, or our licensors’, ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we, or our licensors, fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Claims that our product candidates or the sale, offer for sale, importation, manufacture, or use of our future products infringe the patent or other intellectual property rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

Our commercial success depends upon our ability to develop product candidates and commercialize products that may be approved in the future, using our proprietary technology without infringing the intellectual property rights of others. Our product or product candidates or any uses of them may now and in the future infringe third-party patents or other intellectual property rights. Third parties might allege that we, or our collaborators, are infringing their patent rights or that we have misappropriated their trade secrets, or that we are otherwise violating their intellectual property rights, whether with respect to the manner in which we have conducted our research or to the composition, use or manufacture of the compounds we have developed or are developing with our collaborators. Such third parties might resort to litigation against us or other parties we have agreed to indemnify, which litigation could be based on either existing intellectual property or intellectual property that arises in the future.

It is possible that relevant patents or patent applications held by third parties will cover our product candidates at the time of launch and we may also fail to identify, relevant patents or patent applications held by third parties that cover our product candidates. For example, U.S. applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Other patent applications in the U.S. and several other jurisdictions are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Furthermore, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we, or our collaborators, were the first to invent, or the first to file patent applications on our product candidates or for their uses, or that our product candidates will not infringe patents that are currently issued or that will be issued in the future. In the event that a third-party has also filed a patent application covering one of our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference or derivation proceeding, declared by the USPTO or its foreign counterpart to determine priority of invention. Additionally, pending patent applications and patents which have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future products, if any, or their use.

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

In order to avoid or settle potential claims with respect to any patent or other intellectual property rights of third parties, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both, which could be substantial. These licenses may not be available on acceptable terms, or at all. Even if we or any future collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced, by court order or otherwise, to cease some or all aspects of our business operations, if, as a result of actual or threatened patent or other intellectual property claims, we are unable to enter into licenses on acceptable terms. Further, we could be found liable for significant monetary damages as a result of claims of intellectual property infringement. In the future, we may receive offers to license and demands to license from third parties claiming that we are infringing their intellectual property or owe license fees and, even if such claims are without merit, we could fail to successfully avoid or settle such claims.

If Neurocrine Biosciences or other collaborators license or otherwise acquire rights to intellectual property controlled by a third-party in various circumstances, for example, where a product could not be legally developed or commercialized in a country without the third-party intellectual property right or, where it is decided that it would be useful to acquire such third-party right to develop or commercialize the product, they are eligible under our collaboration agreements to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

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

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our discovery platform, business strategy and product candidates in order to protect our competitive position, which are difficult to protect. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory, manufacturing, pre-clinical development or clinical development goods or services or potential strategic collaborators. In addition, each of our employees and consultants is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. Our employees, consultants, contractors, business partners or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information in breach of these confidentiality agreements or our trade secrets may otherwise be misappropriated. Our collaborators might also have rights to publish data and we might fail to apply for patent protection prior to such publication. It is possible that a competitor will make use of such information, and that our competitive position will be compromised. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information would be jeopardized, which would adversely affect our competitive position.

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

Our common shares are listed on Nasdaq under the trading symbol “XENE.” The market price of our common shares has fluctuated in the past and is likely to be volatile in the future. As a result of this volatility, investors may experience losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

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
•
the recruitment or departure of key personnel;
•
the level of expenses related to any of our product candidates or clinical development programs;
•
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•
actual or anticipated quarterly variations in our financial results or those of our competitors;
•
sales of common shares by us, our insiders or our shareholders in the future, as well as the overall trading volume of our common shares;
•
changes in the structure of healthcare payment systems;
•
commencement of, or our involvement in, litigation;
•
the impact of the COVID-19 pandemic on our business and the macroeconomic environment;
•
general economic, industry and market conditions;
•
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

Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our share-based compensation plans will result in dilution to all shareholders and may have an adverse effect on the market price of our common shares.

In addition, in the future, we may issue additional common shares, preferred shares, or other equity or debt securities convertible into common shares in connection with a financing, collaboration agreement, acquisition, litigation settlement, employee arrangements or otherwise. We may also issue additional common shares upon the exercise of pre-funded warrants that we have issued from time to time. Any such issuance, including any issuances pursuant to our “at-the-market” equity offering program under our sales agreement with Jefferies and Stifel, could result in substantial dilution to our existing shareholders and could cause the market price of our common shares to decline.

We are governed by the corporate and securities laws of Canada which in some cases have a different effect on shareholders than the corporate laws of Delaware and U.S. securities laws.

We are governed by the Canada Business Corporations Act, or CBCA, and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our articles and by-laws, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the CBCA and Delaware General Corporation Law, or DGCL, that may have the greatest such effect include, but are not limited to, the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles) the CBCA generally requires a two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote; and (ii) under the CBCA holders of 5% or more of our shares that carry the right to vote at a meeting of shareholders can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. In addition, our board of directors is responsible for appointing the members of our management team and certain provisions of the CBCA and our articles and by-laws may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Certain of these provisions include the following:

•
shareholders cannot amend our articles unless such amendment is approved by shareholders holding at least two-thirds of the shares entitled to vote on such approval;
•
shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings; and
•
applicable Canadian corporate and securities laws generally require, subject to certain exceptions, a tender offer (also known as a take-over bid) to remain open for a minimum of 105 days and that more than 50% of the outstanding securities not owned by the offeror be tendered before the offeror may take up the securities.

Any provision in our articles, by-laws, under the CBCA or under any applicable Canadian securities law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their common shares, and could also affect the price that some investors are willing to pay for our common shares, thereby depressing the market price of our common shares.

U.S. civil liabilities may not be enforceable against us, our directors, or our officers.

We are governed by the CBCA and our principal place of business is in British Columbia, Canada. Many of our directors and officers reside outside of the U.S., and all or a substantial portion of their assets as well as all or a substantial portion of our assets are located outside the U.S. As a result, it may be difficult for investors to effect service of process within the U.S. upon us and certain of our directors and officers or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the U.S. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the U.S. may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia.

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

Our management has broad discretion over the use of our cash and we may not use our cash effectively, which could adversely affect our results of operations.

Our management has broad discretion in the application of our cash resources. Shareholders may not agree with our decisions, and our use of our cash resources may not improve our results of operation or enhance the value of our common shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common shares to decline. In addition, pending their use, they may be placed in investments that do not produce significant income or that may lose value.

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

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.

The trading market for our common shares depends in part on the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issues an adverse opinion about our company, our common share price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common shares or trading volume to decline.

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

We have incurred, and expect to continue to incur, significant costs as a result of laws, regulations and investor-driven standards relating to corporate governance and other matters.

Laws and regulations affecting public companies, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Sarbanes-Oxley Act of 2002, the CBCA, applicable Canadian securities laws, and rules adopted or proposed by the SEC, Nasdaq, Corporations Canada and applicable Canadian securities regulators have resulted in, and will continue to result in, significant compliance costs to us as we evaluate the implications of these rules and respond to their requirements.

Compliance with the various reporting and other requirements applicable to public companies also requires considerable time and attention of management. In the future, if we are not able to issue an evaluation of our internal control over financial reporting, as required, or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common shares could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees, and as our executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

In addition, the SEC and applicable Canadian securities regulators recently have been pursuing various rulemaking efforts, including with respect to environmental, social and governance, or ESG, matters. A variety of organizations also measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. If additional rules regarding ESG matters are adopted or if investors continue to increase their focus on ESG matters, we could incur substantially higher costs in our efforts to comply and cannot be certain that our efforts will be viewed as adequate.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Burnaby, British Columbia, where we currently occupy approximately 53,023 square feet of office and laboratory space. The term of the lease expires in June 2032. We currently pay an aggregate of approximately $137,795 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $66,375.

We also occupy approximately 17,057 square feet of office space in Needham, Massachusetts. The term of the lease expires in November 2027. We currently pay an aggregate of approximately $62,542 per month in base rent and the landlord holds a security deposit equal to approximately $187,627.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares have been traded on the Nasdaq Global Market since November 5, 2014 under the symbol “XENE.” On February 24, 2023, the last reported sale price of our common shares was $38.73 per share.

Holders

As of February 24, 2023, there were approximately 91 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Xenon Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2017 through December 31, 2022 in (i) our common shares, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Composite Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Recent Sales of Unregistered Securities

On January 23, 2023, we issued an aggregate of 425,000 common shares, no par value per share (the “Warrant Net Exercise Shares”), to pre-funded warrant holders upon the exercise of outstanding pre-funded warrants to purchase an aggregate of 425,003 common shares, no par value per share, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.0001 per share. The issuances of the Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

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

XEN1101

XEN1101 is a differentiated Kv7 potassium channel opener being developed for the treatment of epilepsy and other neurological disorders, including major depressive disorder, or MDD.

XEN1101 for Epilepsy (Focal Onset Seizures)

We have initiated our XEN1101 Phase 3 development program, which includes two identical Phase 3 clinical trials to be run in parallel, called X-TOLE2 and X-TOLE3, that are designed closely after the Phase 2b X-TOLE clinical trial. These multicenter, randomized, double-blind, placebo-controlled trials will evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 360 patients per study with focal onset seizures, or FOS. The primary efficacy endpoint is the median percent change, or MPC, in monthly seizure frequency from baseline through the double-blind period, or DBP, of XEN1101 compared to placebo.

XEN1101 for Epilepsy (Primary Generalized Tonic Clonic Seizures)

We have initiated a Phase 3 clinical trial, called X-ACKT, to support potential regulatory submissions in an additional epilepsy indication of primary generalized tonic clonic seizures, or PGTCS. This multicenter, randomized, double-blind, placebo-controlled study will evaluate the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 160 patients with PGTCS. The primary efficacy endpoint is the MPC in monthly PGTCS frequency from baseline through the DBP of XEN1101 compared to placebo.

Upon completion of the DBP in X-TOLE2, X-TOLE3, or X-ACKT, eligible patients may enter an open-label extension, or OLE, study for up to three years. In addition, the ongoing X-TOLE Phase 2b OLE continues to generate important long-term data for XEN1101.

XEN1101 for Major Depressive Disorder

Based on promising pre-clinical data with XEN1101 and published clinical data generated using ezogabine, we are evaluating the clinical efficacy, safety and tolerability of XEN1101 administered as monotherapy in approximately 150 patients with MDD in a Phase 2 clinical trial called X-NOVA. Designed as a randomized, double-blind, placebo-controlled, multicenter clinical study, the primary objective is to assess the efficacy of XEN1101 compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the Montgomery-Åsberg Depression Rating Scale, or MADRS, score change through week six. Topline results from the X-NOVA study are anticipated in the third quarter of this year.

In addition, we are collaborating with the Icahn School of Medicine at Mount Sinai to support an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of XEN1101 for the treatment of MDD in approximately 60 subjects. The primary objective of the study is to investigate the effect of XEN1101 on the brain reward circuit as measured by the change in bilateral ventral striatum activity as assessed by functional MRI, or fMRI. The secondary objectives are to test the effect of XEN1101 compared to placebo on clinical measures of depression and anhedonia using the MADRS and Snaith-Hamilton Pleasure Scale, or SHAPS, respectively.

Additional Proprietary and Partnered Programs

XEN496

XEN496, a Kv7 potassium channel opener, is a proprietary pediatric formulation of the active ingredient ezogabine being developed for the treatment of KCNQ2 developmental and epileptic encephalopathy, or KCNQ2-DEE. A Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter clinical trial, called EPIK, is ongoing to evaluate the efficacy, safety, and tolerability of XEN496 administered as adjunctive treatment in approximately 40 pediatric patients aged one month to less than six years with KCNQ2-DEE. We anticipate that the EPIK study will be completed in 2024.

NBI-921352

We have an ongoing collaboration with Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a selective Nav1.6 sodium channel inhibitor. Neurocrine Biosciences is conducting a Phase 2 clinical trial evaluating NBI-921352 in adult patients with focal onset seizures, with data expected in the second half of this year. In addition, a Phase 2 clinical trial is underway evaluating NBI-921352 in patients aged between 2 and 21 years with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE. Pursuant to the terms of the agreement, we have the potential to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. We recognized revenue of $9.4 million, $18.4 million and $32.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, in connection with our collaboration and licensing agreements. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our net losses were $125.4 million, $78.9 million, and $28.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $482.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

•
continue our research and pre-clinical and clinical development of our product candidates;
•
seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•
require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•
attract, hire and retain skilled personnel;
•
acquire or in-license other assets and technologies;
•
maintain, protect and expand our intellectual property portfolio; and
•
create additional infrastructure to support our operations, our product development and planned future commercialization efforts.

Financial Operations Overview

Revenue

To date, our revenue has been primarily derived from collaboration and licensing agreements and we have not generated any revenue from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

We may also generate revenue in the future from payments as a result of license or collaboration agreements for any of our product candidates or intellectual property, such as our license and collaboration agreement with Neurocrine Biosciences, or the Neurocrine Collaboration, described in “Business — Collaborations, Commercial and License Agreements” and “Note 13” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We cannot provide assurance as to the timing of future milestone or royalty payments under the Neurocrine Collaboration, or that we will receive any of these payments at all.

The following table is a summary of revenue recognized for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Neurocrine Biosciences:
Recognition of the transaction price	$372	$3,715	$26,810
Research and development services	1,938	6,452	5,356
Milestone payments	7,124	5,270	—
Pacira BioSciences:
Milestone payments	—	3,000	—
Total revenue	$9,434	$18,437	$32,166

Pursuant to the terms of the Neurocrine Collaboration, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares in December 2019. The overall transaction price of the arrangement was measured and allocated to the performance obligations and revenue was recognized as the performance obligations were completed. In September 2021, based on the regulatory approval of a clinical trial application in Europe for NBI-921352 for focal-onset seizures in adults, we received an aggregate milestone payment of $10.0 million in the form of $4.5 million cash and a $5.5 million equity investment in our common shares. Further, in January 2022, based on the U.S. Food and Drug Administration’s (“FDA”) approval to expand the SCN8A-DEE study population to include subjects aged between 2 and 11 years, we received an aggregate milestone payment of $15.0 million in the form of $6.75 million cash and $8.25 million equity investment in our common shares. In each instance, the equity investment was measured at fair value on the date of issuance and the resulting premium with the cash payment, was recognized as revenue in the respective period. Research and development services were recognized into revenue at fair market value as the services were rendered. The research collaboration was completed in June 2022.
In the year ended December 31 2021, we recognized revenue of $3.0 million in connection with our agreement with Pacira BioSciences, or the Pacira Agreement, for the global rights to develop and commercialize PCRX301 which included a $1.0 million milestone for the clearance of an investigational new drug application by the FDA and a $2.0 million milestone for the initiation of a Phase 1b clinical trial. No revenue was recognized in the years ended December 31, 2022 and December 31, 2020 in connection with the Pacira Agreement. In November 2022, Pacira BioSciences made the strategic decision to no longer pursue the clinical development of PCRX-301.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$105,767	$75,463	$50,523
General and administrative	32,810	21,967	12,944
Total operating expenses	$138,577	$97,430	$63,467

Research and Development Expenses

Research and development expenses represent costs incurred to conduct development of our proprietary product candidates and our drug discovery efforts, including any acquired or in-licensed product candidates or technology, and costs to support our partnered product candidates.

Research and development expenses consist of costs incurred in performing research and development activities, including:

•
personnel-related expenses, consisting of salaries, benefits and stock-based compensation for employees engaged in scientific research and development;
•
third-party expenses incurred in connection with the pre-clinical and clinical development of our product candidates, including under agreements with CROs;
•
third-party expenses relating to formulation, process development and manufacture of drug substance and drug product for use in our pre-clinical testing and clinical trials;
•
third-party acquisition, license and collaboration fees;
•
laboratory consumables; and
•
certain indirect costs incurred in support of overall research and development activities, including facilities, depreciation and information technology costs.

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

We expense all research and development costs as incurred. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets in our consolidated balance sheets and are expensed as the services are provided. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

We expect that our research and development expenses will increase substantially in the future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and we continue to conduct clinical trials, advance our internal drug discovery programs into pre-clinical development and continue our early-stage research. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, scope and duration of later-stage clinical trials.

Clinical development timelines, likelihood of regulatory approval, and commercialization and associated costs are uncertain, difficult to estimate, and can vary significantly. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot accurately estimate or know the nature, timing and costs that will be necessary to complete the pre-clinical and clinical development for any of our product candidates or when and to what extent we may generate revenue from the commercialization and sale of any of our product candidates or achieve profitability.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, consisting of salaries, benefits and stock-based compensation for our employees engaged in executive, finance, legal, business development, commercial and administrative functions, insurance costs, professional fees for auditing, tax and legal services, costs related to maintenance and filing of intellectual property, costs incurred as we prepare for commercialization, and allocated facility-related and information technology costs not otherwise included in research and development expenses.

We expect that general and administrative expenses will increase in the future as we expand our operating activities to support our continued research activities and development of our product candidates, and as we prepare for commercialization. We will also continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

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

The significant accounting policies that we believe to be most critical in fully understanding and evaluating our historical and future performance are revenue recognition, research and development costs and stock-based compensation. For additional information, see “Note 3” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue recognition:

Revenue recognition is a critical accounting estimate due to the magnitude and nature of the revenues we receive.

Our primary sources of revenue are derived from non-refundable upfront payments, funding for research and development services, milestone payments, and royalties under license and collaboration agreements.

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

Research and development costs:

Research and development costs is a critical accounting policy due to the magnitude of the costs and the requirement to estimate the proportionate performance of vendors to calculate third-party accrued and prepaid research and development expenses.

We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and manufacturing activities. Third-party service providers generally provide estimates of proportionate performance to allow us to determine an appropriate accrual. When determining the adequacy of an accrual, we analyze progress based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. Our historical prepaid and accrual estimates have not been materially different from the actual costs.

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

Results of Operations

Comparison of Years Ended December 31, 2022, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2022, 2021 and 2020 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2022 vs. 2021	Change 2021 vs. 2020
	2022	2021	2020	Increase/(Decrease)	Increase/(Decrease)
Revenue	$9,434	$18,437	$32,166	$(9,003)	$(13,729)
Research and development expenses	105,767	75,463	50,523	30,304	24,940
General and administrative expenses	32,810	21,967	12,944	10,843	9,023
Other:
Interest income	8,713	466	2,279	8,247	(1,813)
Unrealized fair value (loss) gain on trading securities	(2,934)	(719)	4	(2,215)	(723)
Interest expense	—	—	(484)	—	484
Foreign exchange (loss) gain	(1,891)	358	1,396	(2,249)	(1,038)
Loss on repayment of term loan	—	—	(988)	—	988
Loss before income taxes	$(125,255)	$(78,888)	$(29,094)	$(46,367)	$(49,794)

Revenue

Revenue decreased by $9.0 million in the year ended December 31, 2022 as compared to the same period in 2021. The decrease was primarily due to the Neurocrine Collaboration; all performance obligations associated with an upfront payment were completed in March 2022, resulting in a decrease in revenue of $3.3 million and the research component of our collaboration was completed in June 2022, resulting in a decrease in research and development services revenue of $4.5 million. In addition, we recognized a $3.0 million milestone under our Pacira Agreement in 2021, whereas no milestones were recognized under this agreement in 2022.

Revenue decreased by $13.7 million in the year ended December 31, 2021 as compared to the same period in 2020. The decrease was primarily due to the completion of performance obligations under the Neurocrine Collaboration, resulting in a decrease in revenue of $23.1 million. The decrease was partially offset by the recognition of a $5.3 million of milestone revenue under our Neurocrine Collaboration, as well as a $3.0 million milestone under our Pacira Agreement in 2021, whereas no milestones were recognized under these agreements in 2020.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2022, 2021 and 2020 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2022 vs. 2021	Change 2021 vs. 2020
	2022	2021	2020	Increase/(Decrease)	Increase/(Decrease)
Direct external costs:
XEN1101	$37,367	$21,664	$17,353	$15,703	$4,311
XEN496	14,765	13,017	7,986	1,748	5,031
NBI-921352	146	995	1,176	(849)	(181)
Pre-clinical, discovery and other programs	12,565	12,347	5,042	218	7,305
Indirect costs:
Personnel-related (including stock-based compensation)	32,447	21,225	14,316	11,222	6,909
Facilities and other unallocated research and development expenses	8,477	6,215	4,650	2,262	1,565
Total research and development expenses	$105,767	$75,463	$50,523	$30,304	$24,940

Research and development expenses increased by $30.3 million in the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily attributable to our XEN1101 program and personnel-related costs due to increased headcount to support late-stage development and stock-based compensation expense due to an increase in the number of options granted at a higher fair value. The increase for XEN1101 includes expenses related to the initiation of our Phase 3 epilepsy clinical trials, ongoing costs to support the X-TOLE open label extension, and our ongoing Phase 2 X-NOVA clinical trial.

Research and development expenses increased by $24.9 million in the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily attributable to our pre-clinical, discovery and other internal programs related to an increase in efforts for future product candidates, personnel-related costs due to increased headcount and stock-based compensation expense, and ongoing costs to support the XEN496 EPIK clinical trial and EPIK open label extension as well as the XEN1101 X-TOLE clinical trial and X-TOLE open label extension.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2022, 2021 and 2020 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2022 vs. 2021	Change 2021 vs. 2020
	2022	2021	2020	Increase/(Decrease)	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$22,814	$14,123	$8,468	$8,691	$5,655
Professional and consulting fees	5,189	4,367	1,685	822	2,682
Other	4,807	3,477	2,791	1,330	686
General and administrative	$32,810	$21,967	$12,944	$10,843	$9,023

General and administrative expenses increased by $10.8 million in the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily attributable to personnel-related costs due to increased headcount to support our expanding research and development activities and stock-based compensation expense due to an increase in the number of options granted at a higher fair value, recruitment fees, insurance premiums, expenses supporting intellectual property protection and professional fees.

General and administrative expenses increased by $9.0 million for the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily attributable to personnel-related costs due to increased headcount to support our expanding research and development activities and stock-based compensation expense due to an increase in the number of options granted at a higher fair value, market research costs and expenses supporting intellectual property protection.

Other Income

The following table summarizes our other income for the years ended December 31, 2022, 2021 and 2020 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2022 vs. 2021	Change 2021 vs. 2020
	2022	2021	2020	Increase/(Decrease)	Increase/(Decrease)
Other income	$3,888	$105	$2,207	$3,783	$(2,102)

Other income increased by $3.8 million in the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily attributable to an $8.2 million increase in interest income driven by a higher balance of marketable securities and an increase in market yields on investments. The increase was partially offset by a $2.2 million increase in foreign exchange loss due to a higher balance of cash and cash equivalents and marketable securities denominated in Canadian dollars and a decline in the value of the Canadian dollar, and a $2.2 million increase in the unrealized loss on the fair value of trading securities due to a higher balance of trading securities and increase in market yields on investments.

Other income decreased by $2.1 million in the year ended December 31, 2021 as compared to the same period in 2020. The decrease was primarily driven by a $1.8 million decrease in interest income due to a decline in market yields on investments and an unrealized loss on the fair value of trading securities of $0.7 million in 2021 due to changes in market yields on investments. The decrease was also attributable to a decrease of $1.0 million in foreign exchange gain, largely due to an increase in the value of the Canadian dollar. These were partially offset by a decrease in interest expense and a one-time loss of $1.0 million due to the repayment of our term loan in May 2020.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through December 31, 2022, we have raised aggregate net cash proceeds of more than $1.0 billion primarily from the issuance of equity securities. As of December 31, 2022, we had cash and cash equivalents and marketable securities of $720.8 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell our common shares from time to time. In January 2021, we sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions and transaction expenses pursuant to a prospectus supplement filed with the SEC on August 6, 2020, or the August 2020 ATM. We may sell common shares having gross proceeds of up to $250.0 million, from time to time, pursuant to a new prospectus supplement filed with the SEC on March 1, 2022, or the March 2022 ATM, replacing the August 2020 ATM. As of December 31, 2022, no common shares have been sold under the March 2022 ATM.

Funding Requirements

We have incurred significant operating losses since inception. As of December 31, 2022, we had an accumulated deficit of $482.7 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; hire and retain additional personnel; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
•
the timing of, and the costs involved in, obtaining marketing approvals for our product candidates and any other additional product candidates we may develop and pursue in the future;
•
the number of future product candidates that we may pursue and their development requirements;
•
if approved, the costs of commercialization activities for any product candidate that receives regulatory approval to the extent such costs are not the responsibility of an existing or future collaborator, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to the receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates and any other additional product candidates we may develop and pursue in the future;
•
whether our existing collaborations generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•
our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements;
•
our headcount growth and associated costs as we expand our research and development and initiate pre-commercial and commercial activities;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•
the ongoing costs of operating as a public company.

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

Contractual Commitments

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to an asset purchase agreement. In August 2020, we and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through December 31, 2022, we have paid $0.6 million based on progress against these milestones. Also in February 2023, an additional $1.4 million was paid for the achievement of clinical and other milestones. Future potential payments to 1st Order include up to $6.0 million in regulatory milestones. There are no royalty obligations to 1st Order.

We have operating leases for research laboratories and office space in Burnaby, British Columbia and office space in Needham, Massachusetts. The terms of the leases expire in June 2032 and November 2027, respectively. Amounts related to future lease payments for operating lease obligations as of December 31, 2022 totaled $13.9 million, with $1.6 million expected to be paid within the next 12 months.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(98,430)	$(69,502)	$(48,124)
Net cash used in investing activities	(296,003)	(246,770)	(16,824)
Net cash provided by financing activities	278,471	447,543	85,795

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities totaled $98.4 million, compared to $69.5 million in the same period in 2021. The increase was primarily related to higher research and development and general and administrative expenses, and lower revenue recognized in connection with the Neurocrine Collaboration and Pacira Agreement. This was partially offset by higher interest income and changes in operating assets and liabilities.

For the year ended December 31, 2021, net cash used in operating activities totaled $69.5 million, compared to $48.1 million in the same period in 2020. The increase was primarily related to higher research and development and general and administrative expenses and lower interest income, partially offset by milestone revenue recognized in connection with our Neurocrine Collaboration and Pacira Agreement in 2021.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities totaled $296.0 million, compared to $246.8 million in the same period in 2021. The change was driven primarily by an increase in purchases of marketable securities, net of redemptions.

For the year ended December 31, 2021, net cash used in investing activities totaled $246.8 million, compared to $16.8 million in the same period in 2020. The change was driven primarily by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities totaled $278.5 million, compared to $447.5 million in the same period in 2021. The decrease was primarily related to net proceeds of $277.8 million in 2022 as compared to net proceeds of $447.3 million in 2021 from the issuance of common shares and pre-funded warrants.

For the year ended December 31, 2021, net cash provided by financing activities totaled $447.5 million, compared to $85.8 million in the same period in 2020. The increase was primarily related to net proceeds of $447.3 million from the issuance of common shares and pre-funded warrants in 2021 as compared to net proceeds of $102.5 million from the issuance of common shares, partially offset by repayment of our term loan, in 2020.

Related Party Transactions

For a description of our related party transactions, see “Certain Relationships and Related Transactions, and Director Independence.”

Outstanding Share Data

As of February 24, 2023, we had 63,037,991 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 2,678,861 common shares, outstanding stock options to purchase an additional 7,046,669 common shares and an outstanding warrant to purchase an additional 40,000 common shares.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of December 31, 2022, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $676.0 million and Canadian dollar denominated cash and cash equivalents of CAD$60.7 million.

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

Interest rate sensitivity

As of December 31, 2022, we had cash and cash equivalents and marketable securities of $720.8 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $3.5 million decrease in the fair value of our marketable securities as of December 31, 2022. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on our interest income. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2022; however, operating expenses may continue to increase in future periods due to inflation.

Item 8. Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Consolidated Financial Statements

Year ended December 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xenon Pharmaceuticals Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 1999.

Vancouver, Canada
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Xenon Pharmaceuticals Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada
March 1, 2023

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$57,242	$175,688
Marketable securities (note 7)	534,845	376,086
Accounts receivable	986	2,765
Prepaid expenses and other current assets	7,225	4,481
	600,298	559,020
Marketable securities, long-term (note 7)	128,682	—
Operating lease right-of-use asset, net (note 9)	10,406	8,056
Property, plant and equipment, net (note 8)	6,500	4,466
Deferred tax assets (note 15)	509	465
Prepaid expenses, long-term	7,751	—
Total assets	$754,146	$572,007

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 10)	$22,214	$13,717
Operating lease liability (note 9)	488	605
	22,702	14,322
Operating lease liability, long-term (note 9)	9,947	7,652
Total liabilities	$32,649	$21,974

Shareholders’ equity:
Preferred shares, without par value; unlimited shares authorized; issued and outstanding: nil (December 31, 2021 - 1,016,000) (note 12)	$—	$7,732
Common shares, without par value; unlimited shares authorized; issued and outstanding: 62,587,701 (December 31, 2021 - 51,634,752) (note 12)	1,065,136	783,170
Additional paid-in capital	142,108	117,495
Accumulated deficit	(482,747)	(357,374)
Accumulated other comprehensive loss	(3,000)	(990)
Total shareholders' equity	$721,497	$550,033
Total liabilities and shareholders’ equity	$754,146	$572,007

Collaboration agreements (note 13)
Commitments and contingencies (note 14)
Subsequent event (note 14a)

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue (note 13)	$9,434	$18,437	$32,166

Operating expenses:
Research and development	105,767	75,463	50,523
General and administrative	32,810	21,967	12,944
	138,577	97,430	63,467
Loss from operations	(129,143)	(78,993)	(31,301)
Other income (expense):
Interest income	8,713	466	2,279
Unrealized fair value (loss) gain on trading securities	(2,934)	(719)	4
Interest expense	—	—	(484)
Foreign exchange (loss) gain	(1,891)	358	1,396
Loss on repayment of term loan (note 11)	—	—	(988)
	3,888	105	2,207
Loss before income taxes	(125,255)	(78,888)	(29,094)
Income tax (expense) recovery (note 15)	(118)	6	257
Net loss	(125,373)	(78,882)	(28,837)
Net loss attributable to preferred shareholders	(437)	(1,795)	(824)
Net loss attributable to common shareholders	$(124,936)	$(77,087)	$(28,013)

Other comprehensive loss:
Unrealized loss on available-for-sale securities (note 7)	$(2,010)	$—	$—
Comprehensive loss	$(127,383)	$(78,882)	$(28,837)

Net loss per common share (note 5):
Basic and diluted	$(2.06)	$(1.77)	$(0.81)
Weighted-average common shares outstanding (note 5):
Basic and diluted	60,542,142	43,627,452	34,542,213

The accompanying notes are an integral part of these consolidated financial statements.

XENON pharmaceuticals INC.

Consolidated Statement of Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	1,016,000	$7,732	28,139,228	$294,244	$40,646	$(249,655)	$(990)	$91,977
Net loss for the year	—	—	—	—	—	(28,837)	—	(28,837)
Issuance of common shares, net of issuance costs (note 12a)	—	—	6,759,187	102,456	—	—	—	102,456
Stock-based compensation expense (note 12c)	—	—	—	—	5,677	—	—	5,677
Issued pursuant to exercise of stock options	—	—	113,710	1,048	(966)	—	—	82
Balance as of December 31, 2020	1,016,000	$7,732	35,012,125	$397,748	$45,357	$(278,492)	$(990)	$171,355
Net loss for the year	—	—	—	—	—	(78,882)	—	(78,882)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 12a and note 12e)	—	—	16,143,472	381,567	65,716	—	—	447,283
Stock-based compensation expense (note 12c)	—	—	—	—	10,017	—	—	10,017
Issued pursuant to exercise of stock options	—	—	479,155	3,855	(3,595)	—	—	260
Balance as of December 31, 2021	1,016,000	$7,732	51,634,752	$783,170	$117,495	$(357,374)	$(990)	$550,033
Net loss for the year	—	—	—	—	—	(125,373)	—	(125,373)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 12a and note 12e)	—	—	9,357,348	268,379	9,387	—	—	277,766
Conversion of preferred shares to common shares (note 12d)	(1,016,000)	(7,732)	1,016,000	7,732	—	—	—	—
Stock-based compensation expense (note 12c)	—	—	—	—	20,376	—	—	20,376
Issued pursuant to exercise of stock options	—	—	579,601	5,855	(5,150)	—	—	705
Other comprehensive loss (note 7)	—	—	—	—	—	—	(2,010)	(2,010)
Balance as of December 31, 2022	—	$—	62,587,701	$1,065,136	$142,108	$(482,747)	$(3,000)	$721,497

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(125,373)	$(78,882)	$(28,837)
Items not involving cash:
Depreciation	1,624	906	644
Amortization of discount on term loan	—	—	216
Deferred income tax (recovery) expense	(44)	58	(285)
Stock-based compensation	20,376	10,017	5,677
Unrealized foreign exchange loss (gain)	2,729	327	(434)
Unrealized fair value loss (gain) on trading securities	2,934	719	(4)
Loss on repayment of term loan (note 11)	—	—	988
Changes in operating assets and liabilities:
Accounts receivable	1,757	(459)	(1,032)
Prepaid expenses and other current assets	(10,495)	(1,517)	(269)
Accounts payable and accrued expenses	8,062	2,971	2,022
Deferred revenue	—	(3,642)	(26,810)
Net cash used in operating activities	(98,430)	(69,502)	(48,124)

Investing activities:
Purchases of property, plant and equipment	(2,894)	(2,050)	(2,637)
Purchase of marketable securities	(551,137)	(389,474)	(228,897)
Proceeds from marketable securities	258,028	144,754	214,710
Net cash used in investing activities	(296,003)	(246,770)	(16,824)

Financing activities:
Repayment of term loan and repayment fees (note 11)	—	—	(16,743)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 12a and note 12e)	277,766	447,283	102,456
Issuance of common shares pursuant to exercise of stock options	705	260	82
Net cash provided by financing activities	278,471	447,543	85,795
Effect of exchange rate changes on cash and cash equivalents	(2,484)	(592)	(593)
Increase (decrease) in cash and cash equivalents	(118,446)	130,679	20,254
Cash and cash equivalents, beginning of year	175,688	45,009	24,755
Cash and cash equivalents, end of year	$57,242	$175,688	$45,009

Supplemental disclosures:
Interest paid	$—	$—	$339
Interest received	8,694	3,517	4,115
Cash paid for operating lease	919	824	634
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	4,491	3,349	887
Purchases of property, plant and equipment included in accounts payable and accrued expenses	391	—	—
Right-of-use asset obtained in exchange for new operating lease liability (note 9)	3,019	—	—
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period (note 9)	—	493	—
Increase in operating lease right-of-use asset and operating lease liability related to lease amendments (note 9)	—	5,248	2,907

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

The Company has incurred significant operating losses since inception. As of December 31, 2022, the Company had an accumulated deficit of $482,747 and a net loss of $125,373 for the year ended December 31, 2022. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

The Company has one wholly-owned subsidiary as of December 31, 2022, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

3.
Significant accounting policies:
(a)
Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas of estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and the determination of stock-based compensation. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

(b)
Cash and cash equivalents:

Cash equivalents are highly liquid investments that are readily convertible into cash with terms to maturity of three months or less when acquired. Cash equivalents are recorded at cost plus accrued interest.

(c)
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

(f)
Impairment of long-lived assets:

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No impairment of long-lived assets was noted during the years ended December 31, 2022, 2021 and 2020.

(g)
Leases:

Leases classified as operating leases are recorded as lease liabilities based on the present value of minimum lease payments over the lease term, discounted using the lessor’s rate implicit in the lease or the Company’s incremental borrowing rate, if the lessor’s implicit rate is not readily determinable. The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments. Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset, adjusted for changes in index-based variable lease payments in the period of change. Lease payments on short-term operating leases with lease terms twelve months or less are expensed on a straight-line basis over the lease term. The Company has elected to not separate non-lease elements embedded in its lease agreements.

(h)
Concentration of credit risk and of significant customers:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company's investments are limited to investment-grade securities with strong credit ratings with the objective of maintaining safety and liquidity. Cash and cash equivalents were held at major financial institutions in Canada and the United States. Such deposits may be in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Neurocrine Biosciences, Inc. ("Neurocrine Biosciences") accounted for 100% of revenue recognized for the year ended December 31, 2022 and December 31, 2020. Neurocrine Biosciences and Pacira BioSciences, Inc. (“Pacira BioSciences”) accounted for 84% and 16% of revenue recognized for the year ended December 31, 2021, respectively.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The carrying amount of accounts receivable, accounts payable and accrued expenses approximates fair value due to the nature and short-term of those instruments. The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis and the level of fair value hierarchy utilized is described in note 6.

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

Collaboration agreements may require the Company to deliver various rights and/or services, including intellectual property rights or licenses and research and development services. Under such collaboration agreements, the Company is generally eligible to receive non-refundable upfront payments, funding for research and development services, milestone payments, and royalties.

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

Research and development expenses consist of costs incurred in performing research and development activities, including personnel-related expenses, consisting of salaries, benefits and stock-based compensation for employees engaged in scientific research and development, third-party expenses incurred in connection with the pre-clinical and clinical development of product candidates, third-party expenses relating to formulation, process development and manufacture of drug substance and drug product for use in pre-clinical testing and clinical trials, third-party acquisition, license and collaboration fees, laboratory consumables and certain indirect costs incurred in support of overall research and development activities, including facilities, depreciation and information technology costs. The amount of expenses recognized in a period related to service agreements is based on the work performed using the accrual basis of accounting. Third-party service providers generally provide estimates of proportionate performance to allow the Company to determine an appropriate accrual. When determining the adequacy of an accrual, the Company analyzes progress based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. Prepaid expenses are recorded as current or non-current assets based on the expected timing of services.

(l)
Stock-based compensation:

The Company grants stock options to employees, consultants, directors and officers pursuant to stock option plans described in note 12c.

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

Revenue and expense transactions are translated at the exchange rates prevailing at each transaction date. Exchange gains and losses on translation are included in the consolidated statements of operations and comprehensive income (loss) as foreign exchange (loss) gain.

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

(o)
Segment and geographic information:

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

4.
Changes in significant accounting policies:

Effective July 1, 2022, the Company classifies its marketable securities as either trading securities or available-for-sale securities. In addition, the Company elected to early adopt Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326) issued by the Financial Accounting Standards Board. The standard adjusts the accounting for assets measured at amortized cost basis, including marketable securities accounted for as available-for-sale. Investors are required to determine whether a decline in the fair value below the amortized cost basis of the investment is due to credit-related factors. Credit-related impairment is recognized as an allowance for credit loss on the balance sheet with a corresponding adjustment to the consolidated statement of operations. Credit losses are limited to the amount by which the investment’s amortized cost basis exceeds its fair value and may be subsequently reversed if conditions change. Any impairment that is not credit related is recognized in other comprehensive income (loss), as applicable, net of applicable taxes. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019. For all other entities, including smaller reporting companies as defined by the Securities and Exchange Commission, the standard is effective for fiscal years beginning after December 15, 2022. As the Company was a smaller reporting company on the date of assessment per the ASU and related amendments, adoption of this standard can be deferred to fiscal years beginning after December 15, 2022; however, the Company has elected to early adopt this ASU effective July 1, 2022. The adoption did not have a material impact on the Company’s consolidated financial statements.

5.
Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes the Series 1 Preferred Shares as a separate class. The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period. In March 2022, the outstanding 1,016,000 Series 1 Preferred Shares were converted and exchanged for an equal number of common shares of the Company (note 12d).

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

For the years ended December 31, 2022, 2021 and 2020, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

6.
Fair value of financial instruments:

The level of the fair value hierarchy utilized to determine the fair value of cash and cash equivalents and marketable securities consisted of the following:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market fund	$57,242	$—	$—	$57,242	$175,688	$—	$—	$175,688
Marketable securities
Guaranteed investment certificates	14,953	—	—	14,953	—	—	—	—
U.S. treasuries	322,851	—	—	322,851	239,057	—	—	239,057
U.S. government securities	—	32,479	—	32,479	—	—	—	—
Commercial paper	—	150,560	—	150,560	—	—	—	—
Corporate debt securities	—	142,684	—	142,684	—	137,029	—	137,029
Total	$395,046	$325,723	$—	$720,769	$414,745	$137,029	$—	$551,774

The fair values of the Company’s U.S. government securities, commercial paper and corporate debt securities are based on prices obtained from independent pricing sources. Securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates.

As of December 31, 2022 and December 31, 2021, the Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs.

7.
Marketable securities;

As of December 31, 2022, the Company had $276,642 of trading securities and $386,885 of available-for-sale securities (December 31, 2021 – $376,086 and nil, respectively). Amortized cost, unrealized losses recognized in accumulated other comprehensive loss and fair value of available-for-sale securities consisted of the following:

	December 31, 2022
	Amortized Cost	Unrealized Loss	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$14,953	$—	$14,953
U.S. treasuries	78,880	(837)	78,043
U.S. government securities	5,793	(20)	5,773
Commercial paper	150,560	—	150,560
Corporate debt securities	8,942	(68)	8,874
Contractual maturity of 1 to 3 years:
U.S. treasuries	60,354	(958)	59,396
U.S. government securities	26,741	(35)	26,706
Corporate debt securities	42,672	(92)	42,580
Total	$388,895	$(2,010)	$386,885

Allowance for credit losses or impairment on these marketable securities have not been recognized as these securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is primarily due to changes in interest rates.

8.
Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2022	2021
Research equipment	$8,921	$8,424
Office furniture and equipment	868	832
Computer equipment	1,213	1,539
Leasehold improvements	4,203	7,021
Less: accumulated depreciation and amortization	(8,705)	(13,350)
Net book value	$6,500	$4,466

9.
Leases:

The Company has an operating lease for research laboratories and office space in Burnaby, British Columbia. In October 2020, the Company entered into a lease amendment for a 21-month committed term from October 1, 2020 to June 30, 2022 and a renewal option for a portion of the facility for a 5-year term that was reasonably certain of exercise was included in the determination of the right-of-use asset and lease liability. In November 2021, the Company entered into an agreement to extend the lease for an additional 10-year term to June 30, 2032.

In July 2022, the Company entered into an additional operating lease agreement for office space in Needham, Massachusetts, which commenced on October 1, 2022. The lease is for a 62-month term and an option to terminate one year prior to the expiry date, which was not considered in the determination of the right-of-use asset and lease liability.

The cost components of the operating leases were as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Lease Cost
Operating lease expense	$1,126	$591	$536
Variable lease expense(1)	774	751	549
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.07	10.50	6.50
Weighted average discount rate	3.97%	3.42%	2.45%
(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of December 31, 2022 were as follows:

Year ending December 31:
2023	$1,622
2024	1,677
2025	1,745
2026	1,813
2027	1,800
2028 and thereafter	5,286
Total future minimum lease payments	$13,943
Less: imputed interest	(2,037)
Less: future lease incentives reasonably certain of use(1)	(1,471)
Present value of lease liabilities	$10,435
(1)
Lease incentives are expected to be utilized within 12 months.

10.
Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2022	2021
Trade payables	$8,491	$3,824
Employee compensation, benefits, and related accruals	5,823	5,940
Consulting and contracted research	7,148	3,550
Professional fees	411	285
Other	341	118
Total	$22,214	$13,717

11.
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

12.
Share capital:
(a)
Financing:

In November 2019, the Company entered into an "at-the-market" equity offering sales agreement with Jefferies LLC (“Jefferies”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) to sell common shares of the Company having aggregate gross proceeds of up to $50,000 from time to time. As of December 31, 2019, the Company had sold 805,643 common shares under the sales agreement for proceeds of $10,729, net of commissions and transaction expenses. In January 2020, the Company sold an additional 2,446,687 common shares for proceeds of $37,796, net of commissions and transaction expenses.

In January 2020, the Company entered into an underwriting agreement with Jefferies, Stifel and Guggenheim Securities, LLC, relating to an underwritten public offering of 3,750,000 common shares, including 562,500 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $16.00 per common share. The public offering was completed in January 2020, and the underwriters exercised their option in full in February 2020. The Company received proceeds of $64,660, net of underwriting discounts, commissions and offering expenses.

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies and Stifel pursuant to which the Company may sell common shares from time to time. In January 2021, the Company sold an aggregate of 733,000 common shares for proceeds of $10,693, net of commissions and transaction expenses pursuant to a prospectus supplement filed in August 2020 (“August 2020 ATM”). The Company may sell common shares having gross proceeds of up to $250,000, from time to time, pursuant to a new prospectus supplement filed in March 2022 (“March 2022 ATM”), replacing the August 2020 ATM. As of December 31, 2022, no common shares have been sold under the March 2022 ATM.

In March 2021, the Company entered into an underwriting agreement with Jefferies and Stifel, relating to an underwritten public offering of 5,135,135 common shares, including 810,810 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $18.50 per common share and pre-funded warrants to purchase 1,081,081 common shares at $18.4999 per pre-funded warrant (note 12e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in March 2021, and the Company received proceeds of $107,922, net of underwriting discounts, commissions and offering expenses.

In September 2021, in connection with the License and Collaboration Agreement with Neurocrine Biosciences entered in December 2019 and amended in January 2021 (the “Neurocrine Collaboration Agreement”), the Company executed a Share Purchase Agreement (“SPA”) pursuant to which the Company issued 275,337 common shares for an aggregate purchase price of $5,500, or $19.9755 per common share, which represents a premium of $770 when measured at fair value on the date of issuance. In addition, in January 2022, the Company executed a SPA pursuant to which the Company issued 258,986 common shares for an aggregate purchase price of $8,250, or $31.855 per common share, which represents a premium of $374 when compared to the fair value of common shares on the date of issuance. The SPAs contain certain other customary terms and conditions, including mutual representations, warranties and covenants. For additional information regarding the Neurocrine Collaboration Agreement, refer to note 13a.

In October 2021, the Company entered into an underwriting agreement with Jefferies, SVB Leerink LLC (“SVB”) and Stifel, relating to an underwritten public offering of 10,000,000 common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $29.50 per common share and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant (note 12e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in October 2021, and the Company received proceeds of $323,938, net of underwriting discounts, commissions and offering expenses.

In June 2022, the Company entered into an underwriting agreement with Jefferies, J.P. Morgan Securities LLC, Stifel and SVB, relating to an underwritten public offering of 9,098,362 common shares, including 1,229,508 shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $30.50 per common share and pre-funded warrants to purchase 327,868 common shares at $30.4999 per pre-funded warrant (note 12e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in June 2022, and the Company received proceeds of $269,890, net of underwriting discounts, commissions and offering expenses.

(b)
Authorized share capital:

The Company’s authorized share capital consists of an unlimited number of common and preferred shares without par value.

(c)
Stock-based compensation:

The Company has three equity incentive plans: (i) a pre-existing stock option plan (the “Amended and Restated Stock Option Plan”), (ii) the 2014 Equity Incentive Plan (the “2014 Plan”) which was amended and restated in June 2020 and June 2022, and (iii) the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”).

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

In June 2014, the shareholders of the Company approved the 2014 Plan, which was amended and replaced in June 2020 and June 2022 by the Amended and Restated 2014 Equity Incentive Plan (the “Amended and Restated 2014 Plan”). The Amended and Restated 2014 Plan governs all options granted under the 2014 Plan.

In September 2019, the board of directors of the Company adopted the 2019 Inducement Plan and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 400,000 of the Company’s common shares for issuance pursuant to equity awards granted under the 2019 Inducement Plan. The 2019 Inducement Plan was adopted without shareholder approval in accordance with the applicable Nasdaq Listing Rules. The 2019 Inducement Plan provided for the grant of equity-based awards, including share options, share appreciation rights, restricted share awards, restricted share unit awards and performance share awards, and its terms are substantially similar to the Company’s Amended and Restated 2014 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the 2019 Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. The 2019 Inducement Plan was terminated in June 2020. No further options will be granted under the 2019 Inducement Plan, and the 2019 Inducement Plan will continue to govern the options granted thereunder.

The shareholders of the Company approved the Amended and Restated 2014 Plan amended in June 2020 and June 2022, amending certain provisions of the Company’s 2014 Plan. The Amended and Restated 2014 Plan continues to permit the grant of stock-based compensation awards to directors, officers, employees and consultants of the Company and the issuance of restricted shares, restricted share units, share appreciation rights and performance shares. Under the Amended and Restated 2014 Plan, options granted generally vest on a graduated basis over a four-year period or less. The exercise price of the options is determined by the board of directors but must at least be equal to the fair market value of the common shares on the date of grant. Options may be exercised over a maximum term of ten years. The annual share increase provision of the 2014 Plan was eliminated and the number of common shares available for issuance was increased by 9,300,000 over the existing share reserve under the 2014 Plan. The number of common shares that can be issued through restricted share awards, restricted share unit awards, or performance share awards was amended to be limited to 1,000,000 common shares, in the aggregate. Other amendments were made to terms of the 2014 Plan with respect to repricing, change of control and payment of dividends and other distributions. As of December 31, 2022, a total of 5,646,490 common shares remain available for issuance pursuant to the Amended and Restated 2014 Plan.

The following table presents the summary of stock option activity for the period:

	Number of	Weighted Average Exercise	Aggregate
	Options	Price ($)(1)	Intrinsic Value
Outstanding, December 31, 2019	3,534,236	7.90	19,618
Granted	1,482,250	11.75
Exercised(2)	(171,812)	5.76	1,535
Forfeited, cancelled or expired	(85,677)	13.04
Outstanding, December 31, 2020	4,758,997	9.10	30,464
Granted	1,775,450	19.82
Exercised(2)	(690,284)	7.34	11,306
Forfeited, cancelled or expired	(205,931)	13.01
Outstanding, December 31, 2021	5,638,232	12.55	105,405
Granted	2,315,645	30.90
Exercised(2)	(780,725)	9.47	19,651
Forfeited, cancelled or expired	(55,370)	24.50
Outstanding, December 31, 2022	7,117,782	18.75	147,214
Exercisable, December 31, 2022	3,530,408	11.40	98,944

(1)
Canadian dollar denominated stock options have been translated into U.S. dollars at a foreign exchange rate of 0.74 as of December 31, 2022.

(2)
During the year ended December 31, 2022, 68,930 (2021 – 66,215 and 2020 – 26,513) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 510,671 (2021 – 412,940 and 2020 – 87,197) common shares for the cashless exercise of 711,795 (2021 – 624,069 and 2020 – 145,299) stock options.

At December 31, 2022, stock options outstanding and exercisable had a weighted average remaining contractual life of 7.4 years and 5.9 years, respectively.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2022 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value ($)
Non-vested, January 1, 2022	2,671,589	10.56
Granted	2,315,645	19.78
Vested	(1,344,490)	10.23
Forfeited or cancelled	(55,370)	14.43
Non-vested, December 31, 2022	3,587,374	16.60

The aggregate fair value of options vested during the year ended December 31, 2022 was $13,752 (2021 – $8,271 and 2020 – $3,698).

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

The weighted-average option pricing assumptions are as follows:

	Year Ended December 31,
	2022	2021	2020
Average risk-free interest rate	2.39%	1.16%	0.72%
Expected volatility	70%	68%	68%
Average expected term (in years)	6.16	6.66	6.79
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value of options granted	$19.78	$12.54	$7.46

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive income (loss) as follows:

	Year Ended December 31,
	2022	2021	2020
Research and development expenses	$7,766	$3,734	$1,936
General and administrative expenses	12,610	6,283	3,741
	$20,376	$10,017	$5,677

As of December 31, 2022, the unrecognized stock-based compensation expense related to the non-vested stock options was $49,105, which is expected to be recognized over a weighted-average period of 2.78 years.

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

(e)
Pre-funded warrants:

The following table summarizes the pre-funded warrants outstanding as of December 31, 2022:

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

Since the pre-funded warrants meet the condition for equity classification, proceeds from issuances of the pre-funded warrants of $75,103, net of underwriting discounts, commissions and offering expenses, are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from the holder will be recorded in common shares. As of December 31, 2022, no pre-funded warrants were exercised. Pre-funded warrants to purchase 3,103,864 common shares (2021 – 2,775,996) are not included in the number of issued and outstanding common shares as of December 31, 2022.

13.
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

Revenue was as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Neurocrine Biosciences:
Recognition of the transaction price	$372	$3,715	$26,810
Research and development services	1,938	6,452	5,356
Milestone payments	7,124	5,270	—
Pacira BioSciences:
Milestone payments	—	3,000	—
Total revenue	$9,434	$18,437	$32,166
(a)
Neurocrine Biosciences license and collaboration agreement:

In December 2019, the Company entered into the Neurocrine Collaboration Agreement with Neurocrine Biosciences. Pursuant to this agreement, the Company granted an exclusive license to XEN901, now known as NBI-921352, and an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391 (collectively, the “DTCs”). The agreement also includes a two-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors (“Research Compounds”) which was extended to June 2022.

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

The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of December 31, 2022.

The Company and Neurocrine Biosciences collaborated on the conduct of two collaboration programs: (a) a joint research collaboration to discover, identify and preclinically develop Research Compounds (the “Research Program”), which was completed in June 2022, and (b) a collaborative development program for NBI-921352 and two DTCs selected by the joint steering committee (the “Initial Development Program”). During the term of the Research Program and Initial Development Program, Neurocrine Biosciences will fund the Company for certain full-time employees and out-of-pocket expenses incurred by the Company.

The agreement includes the following performance obligations: (i) an exclusive license to NBI-921352 with associated technology and know-how transfer, (ii) an exclusive license to the DTCs with associated know-how transfer, (iii) a license to Research Compounds and research services under the Research Program, (iv) development services under the Initial Development Program for NBI-921352, and (v) development services under the Initial Development Program for the DTCs. The license to the Research Compounds and the research services under the Research Program were considered a single performance obligation as Neurocrine Biosciences cannot benefit from such a license on its own or from other resources commonly available in the industry, without the corresponding research services due to the unique and specialized expertise of the Company that is not readily available in the marketplace. Given the early development phase of the Research Compounds, the performance obligation and related revenue was linked entirely to the performance of research services.

At execution of the agreement, the transaction price consisted of the $30,000 upfront consideration received in cash and a premium of $3,333 on the $20,000 equity investment in the Company measured at fair value on the date of issuance. The Company also considered the following elements in determining the overall transaction price:

•
Under the arrangement, the Company was entitled to funding for certain full-time equivalent and external costs incurred by the Company under performance obligations (iii) and (iv). The arrangement consideration related to the services under performance obligations (iii) and (iv) to be performed on behalf of Neurocrine Biosciences were excluded from the initial transaction price allocation because the consideration and performance were contingent upon Neurocrine Biosciences requesting performance of the services and these services were priced at estimated fair value.
•
None of the at-risk substantive performance milestones, including development, regulatory and sales-based milestones, were included in the transaction price, as all milestone amounts are outside the control of the Company and contingent upon Neurocrine Biosciences’ efforts and success in future clinical trials. Any consideration related to sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Neurocrine Biosciences and therefore were also excluded from the transaction price.

The total transaction price of $33,333 was allocated to performance obligation (v) based on its estimated standalone selling price determined based on internal development plans and budget, with the balance allocated to performance obligations (i) and (ii) by the residual approach. The residual approach was used as standalone selling prices, including market data, for equivalent performance obligations were not available. The allocation of the transaction price requires significant management judgment. The Company allocated the transaction price as follows: $28,807 to performance obligations (i) and (ii) which were delivered and transferred concurrently and completed as of December 2020, and $5,025, which includes $499 of variable consideration, to performance obligation (v), which was completed as of March 2022. The Company measured proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations at each reporting period. Any changes to estimates were recognized in the period in which they changed as a cumulative catch up.

In September 2021, based on the regulatory approval of a clinical trial application in Europe for NBI-921352 for focal-onset seizures in adults, the Company received an aggregate milestone payment of $10,000 in the form of $4,500 in cash and a $5,500 equity investment in the Company (note 12a). The equity investment was measured at fair value of $4,730 on the date of issuance and the resulting premium of $770, with the cash payment of $4,500, was recognized as revenue in the period as the Company did not have any remaining performance obligations in relation to this milestone on the date it was achieved.

In January 2022, based on the receipt of the U.S. Food and Drug Administration’s (“FDA”) full IND acceptance for NBI-921352, the Company received an aggregate milestone payment of $15,000 in the form of $6,750 in cash and a $8,250 equity investment in the Company (note 12a). The equity investment was measured at fair value of $7,876 on the date of issuance and the resulting premium of $374, with the cash payment of $6,750, was recognized as revenue in the period as the Company did not have any remaining performance obligations in relation to this milestone on the date it was achieved.

During the year ended December 31, 2022, the Company recognized $2,310 of revenue (2021 – $10,167 and 2020 – $32,166) which comprised of $1,938 (2021 – $6,452 and 2020 – $5,356) for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for NBI-921352, and $372 (2021 – $3,715 and 2020 – $884) for (v) development services under the Initial Development Program for the DTCs. For the year ended December 31, 2020, the Company also recognized $25,926 associated with (i) the exclusive license to NBI-921352 and (ii) the exclusive license to the DTCs.

(b)
Asset Purchase Agreement with Flexion Therapeutics, Inc., subsequently acquired by Pacira BioSciences:

In September 2019, the Company entered into an agreement with Flexion Therapeutics Inc. (“Flexion”), which was acquired by Pacira BioSciences in November 2021, pursuant to which Flexion acquired all rights with respect to XEN402, and a related compound (collectively “XEN402”), including certain regulatory documentation, intellectual property rights, reports, data and all quantities of XEN402, known as PCRX-301, owned or controlled by the Company.

During the year ended December 31, 2021, the FDA cleared the first investigational new drug application for PCRX-301 and a Phase 1b clinical trial was initiated, resulting in milestone payments of $1,000 and $2,000 paid to the Company, respectively. In November 2022, Pacira BioSciences made the strategic decision to no longer pursue the clinical development of PCRX-301.

14.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through December 31, 2022, the Company has paid $600 based on progress against these milestones. In February 2023, an additional $1,400 was paid for the achievement of clinical and other milestones. Future potential payments to 1st Order related to the XEN1101 program include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

15.
Income taxes:

Income tax recovery varies from the amounts that would be computed by applying the expected Canadian federal and provincial statutory income tax rate of 27% (2021 and 2020 – 27%) to loss before income taxes as shown in the following table:

	Year Ended December 31,
	2022	2021	2020
Computed recoveries at Canadian federal and provincial tax rates	$(33,819)	$(21,300)	$(7,856)
Change in valuation allowance	30,732	21,354	7,821
Tax credits earned	(3,086)	(2,279)	(1,689)
Tax attributes expired/utilized	1,564	692	764
Non-deductible expenditures	4,463	2,033	1,135
Other	264	(506)	(432)
Income tax expense (recovery)	$118	$(6)	$(257)

Income tax expense (recovery) for the years ended December 31, 2022, 2021 and 2020 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States.

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2022	2021	2020
Scientific research and experimental development pool	$34,891	$32,505	$29,580
Tax credits	28,835	27,365	25,440
Non-capital losses	80,547	53,453	35,803
Depreciable assets	8,912	7,667	6,635
Deferred financing fees	8,928	7,252	1,689
Deferred revenue	-	-	983
Stock based compensation	1,492	585	334
Other	1,569	732	170
Less - valuation allowance	(164,665)	(129,094)	(100,111)
Net deferred income tax assets	$509	$465	$523

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly. A full valuation allowance continues to be applied against deferred income tax assets in Canada as the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Deferred income tax assets recorded on the consolidated balance sheets as of December 31, 2022 and 2021, result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes, net of valuation allowance, related to the operations of Xenon Pharmaceuticals USA Inc.

At December 31, 2022, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $129,226 (2021 – $120,388) with no expiry.

At December 31, 2022, the Company has $27,323 (2021 – $26,298) of investment tax credits available to offset federal taxes payable and $8,418 (2021 – $8,168) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2022, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $295,828 (2021 – $197,976).

The investment tax credits and loss carry forwards expire over various years to 2042.

At December 31, 2022, the total amount of the Company’s unrecognized tax benefits of uncertain tax positions were $10,850 (2021 – $10,850). If recognized in future periods, the unrecognized tax benefits would not affect the Company’s effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties have not been accrued at December 31, 2022 and 2021 as none would be owing on the unrecognized tax benefits due to the availability of non-capital losses to shelter any potential taxable income arising thereon. The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2002 to 2021 remain subject to examinations in Canada and the United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of Independent Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have a written code of conduct that applies to all of our directors, officers and employees. A copy of the most up-to-date version of our code of conduct is available within the “Investors” section on our company website located at http://www.xenon-pharma.com and on SEDAR at www.sedar.com. We will post amendments to our code of conduct or waivers of the same for directors and executive officers on the “Investors” section on our website located at https://www.xenon-pharma.com.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

(a)(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits — The exhibits listed in the table below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Specimen Series 1 Preferred Share Certificate.	8-K	001-36687	4.1	March 28, 2018

4.3	Warrant to Purchase Shares, dated August 3, 2018, by and between Xenon Pharmaceuticals Inc. and Silicon Valley Bank.	8-K	001-36687	4.1	August 7, 2018

4.4	Description of Securities.

4.5	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	March 10, 2021

4.6	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	October 6, 2021

4.7	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	June 23, 2022

10.1#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.2#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 2, 2022

10.3#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.4†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.	10-Q	001-36687	10.2	August 3, 2017

10.5	Milestone and Royalty Buy-Out Agreement, dated September 7, 2018, by and among Xenon Pharmaceuticals Inc., Valeant Pharmaceuticals Ireland Limited and Valeant Pharmaceuticals Luxembourg S.a.r.l.	8-K	001-36687	10.1	September 11, 2018

10.6#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Robin Sherrington.	10-K	001-36687	10.24	March 9, 2020

10.7#	Amended and Restated Employment Agreement, dated March 20, 2019, by and between the Company and James Empfield.	10-K	001-36687	10.25	March 9, 2020

10.8#	Employment Agreement, dated July 17, 2020, by and between the Company and Christopher Von Seggern.	10-Q	001-36687	10.3	November 5, 2020

10.9#	Employment Agreement, dated January 13, 2021, by and between the Company and Ian Mortimer.	8-K	001-36687	10.2	January 14, 2021

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.10#	Employment Agreement, dated January 13, 2021, by and between the Company and Simon Pimstone.	8-K	001-36687	10.3	January 14, 2021

10.11#	Employment Agreement, dated January 13, 2021, by and between the Company and Sherry Aulin.	8-K	001-36687	10.4	January 14, 2021

10.12#	Employment Agreement, dated August 18, 2021, by and between the Company and Christopher Kenney.	10-Q	001-36687	10.3	November 10, 2021

10.13#	2019 Inducement Equity Incentive Plan and related form of share option agreement.	8-K	001-36687	10.1	September 10, 2019

10.14††	License and Collaboration Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	December 2, 2019

10.15	Share Purchase Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.2	December 2, 2019

10.16††	Amendment No. 1 to Asset Purchase Agreement, dated August 4, 2020, by and between the Company and 1st Order Pharmaceuticals Inc.	10-Q	001-36687	10.2	August 6, 2020

10.17	At-the-Market Equity Offering Sales Agreement dated as of August 6, 2020, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	August 6, 2020

10.18	Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated March 1, 2022, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	March 1, 2022

10.19††	Amendment #1, dated January 13, 2021, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 14, 2021

10.20	Termination Agreement, dated August 6, 2021, by and among Xenon Pharmaceuticals Inc., Genentech, Inc. and F. Hoffmann-La Roche Ltd.	10-Q	001-36687	10.1	August 11, 2021

10.21	Share Purchase Agreement, dated as of September 8, 2021, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	September 8, 2021

10.22	Lease Agreement, effective November 24, 2021, by and between the Company and Redstone Enterprises Ltd.	8-K	001-36687	10.1	December 1, 2021

10.23	Share Purchase Agreement, dated as of January 11, 2022, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 12, 2022

10.24††	Amendment #2, dated February 25, 2022, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	10-K	001-36687	10.30	March 1, 2022

10.25††	Consent to Alterations and Lease Modification Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective May 19, 2022.	10-Q	001-36687	10.1	August 9, 2022

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.26#	Employment Agreement, dated November 7, 2022, by and between the Company and Andrea DiFabio.	10-Q	001-36687	10.1	November 8, 2022

21.1	List of Subsidiaries of the Company.	10-K	001-36687	21.1	March 8, 2017

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: March 1, 2023	XENON PHARMACEUTICALS INC.
	By:	/s/ Ian Mortimer
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

Signature	Title	Date
/s/ Ian Mortimer Ian Mortimer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
/s/ Sherry Aulin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023
Sherry Aulin
/s/ Simon Pimstone Simon Pimstone	Chair of the Board of Directors	March 1, 2023
/s/ Mohammad Azab Mohammad Azab	Director	March 1, 2023
/s/ Steven Gannon Steven Gannon	Director	March 1, 2023
/s/ Elizabeth Garofalo Elizabeth Garofalo	Director	March 1, 2023
/s/ Patrick Machado Patrick Machado	Director	March 1, 2023
/s/ Gary Patou Gary Patou	Director	March 1, 2023
/s/ Dawn Svoronos Dawn Svoronos	Director	March 1, 2023