Form 10-Q
period 2023-03-31
Xenon Pharmaceuticals Inc.
filed 2023-05-09
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 63,562,303 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

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
•
We, or our collaborators, may find it difficult to enroll patients in our clinical trials, including for ultra-orphan, orphan or niche indications, which could delay or prevent the successful completion of clinical trials of our product candidates.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$69,512	$57,242
Marketable securities (note 5)	457,531	534,845
Accounts receivable	2,222	986
Prepaid expenses and other current assets	4,086	7,225
	533,351	600,298
Marketable securities, long-term (note 5)	160,265	128,682
Operating lease right-of-use asset, net (note 6)	10,097	10,406
Property, plant and equipment, net	7,975	6,500
Deferred tax assets	221	509
Prepaid expenses, long-term	7,959	7,751
Total assets	$719,868	$754,146

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	$21,297	$22,214
Operating lease liability (note 6)	1,194	488
	22,491	22,702
Operating lease liability, long-term (note 6)	10,433	9,947
Total liabilities	$32,924	$32,649

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 63,107,020 (December 31, 2022 - 62,587,701) (note 8)	$1,073,150	$1,065,136
Additional paid-in capital	140,088	142,108
Accumulated deficit	(524,474)	(482,747)
Accumulated other comprehensive loss	(1,820)	(3,000)
Total shareholders' equity	$686,944	$721,497
Total liabilities and shareholders’ equity	$719,868	$754,146

Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue (note 9)	$—	$8,766

Operating expenses:
Research and development	39,516	19,360
General and administrative	9,535	6,775
	49,051	26,135
Loss from operations	(49,051)	(17,369)
Other income (expense):
Interest income	5,423	368
Unrealized fair value gain (loss) on trading securities	1,878	(3,362)
Foreign exchange gain	313	299
	7,614	(2,695)
Loss before income taxes	(41,437)	(20,064)
Income tax (expense) recovery	(290)	394
Net loss	(41,727)	(19,670)
Net loss attributable to preferred shareholders	—	(299)
Net loss attributable to common shareholders	$(41,727)	$(19,371)

Other comprehensive loss:
Unrealized gain on available-for-sale securities (note 5)	$1,180	$—
Comprehensive loss	$(40,547)	$(19,670)

Net loss per common share (note 3):
Basic and diluted	$(0.63)	$(0.35)
Weighted-average common shares outstanding (note 3):
Basic and diluted	65,724,681	54,852,792

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	1,016,000	$7,732	51,634,752	$783,170	$117,495	$(357,374)	$(990)	$550,033
Net loss for the period	—	—	—	—	—	(19,670)	—	(19,670)
Issuance of common shares, net of issuance costs (note 8a)	—	—	258,986	7,876	—	—	—	7,876
Conversion of preferred shares to common shares (note 8b)	(1,016,000)	(7,732)	1,016,000	7,732	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,614	—	—	3,614
Issued pursuant to exercise of stock options	—	—	149,311	1,529	(1,529)	—	—	—
Balance as of March 31, 2022	—	$—	53,059,049	$800,307	$119,580	$(377,044)	$(990)	$541,853

Balance as of December 31, 2022	—	$—	62,587,701	$1,065,136	$142,108	$(482,747)	$(3,000)	$721,497
Net loss for the period	—	—	—	—	—	(41,727)	—	(41,727)
Conversion of pre-funded warrants to common shares (note 8c)	—	—	425,000	7,379	(7,379)	—	—	—
Stock-based compensation expense	—	—	—	—	5,994	—	—	5,994
Issued pursuant to exercise of stock options	—	—	94,319	635	(635)	—	—	—
Other comprehensive income (note 5)	—	—	—	—	—	—	1,180	1,180
Balance as of March 31, 2023	—	$—	63,107,020	$1,073,150	$140,088	$(524,474)	$(1,820)	$686,944

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(41,727)	$(19,670)
Items not involving cash:
Depreciation	354	376
Deferred income tax expense	288	258
Stock-based compensation	5,994	3,614
Unrealized foreign exchange gain	(5)	(142)
Unrealized fair value (gain) loss on trading securities	(1,878)	3,362
Changes in operating assets and liabilities:
Accounts receivable	226	(155)
Prepaid expenses and other current assets	2,931	(272)
Accounts payable and accrued expenses	(594)	(5,799)
Net cash used in operating activities	(34,411)	(18,428)

Investing activities:
Purchases of property, plant and equipment	(2,206)	(212)
Purchases of marketable securities	(108,282)	(68,956)
Proceeds from marketable securities	157,110	20,280
Net cash provided by (used in) investing activities	46,622	(48,888)

Financing activities:
Issuance of common shares, net of issuance costs (note 8a)	—	7,876
Net cash provided by financing activities	—	7,876
Effect of exchange rate changes on cash and cash equivalents	59	293
Increase (decrease) in cash and cash equivalents	12,270	(59,147)
Cash and cash equivalents, beginning of period	57,242	175,688
Cash and cash equivalents, end of period	$69,512	$116,541

Supplemental disclosures:
Interest received	$3,098	$1,682
Cash paid for operating lease	406	203
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	635	1,529
Fair value of pre-funded warrants exercised	7,379	—
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period	1,482	—

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

The Company has incurred significant operating losses since inception. As of March 31, 2023, the Company had an accumulated deficit of $524,474 and a net loss of $41,727 for the three months ended March 31, 2023. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on March 1, 2023.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

3.
Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes the Series 1 Preferred Shares as a separate class for the three months ended March 31, 2022. The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period. In March 2022, the outstanding 1,016,000 Series 1 Preferred Shares were converted and exchanged for an equal number of common shares of the Company (note 8b).

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

For the three months ended March 31, 2023 and 2022, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

4.
Fair value of financial instruments:

The fair value hierarchy consists of the following three levels:

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

The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis. The level of the fair value hierarchy utilized to determine such fair values consisted of the following:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market fund	$69,512	$—	$—	$69,512	$57,242	$—	$—	$57,242
Marketable securities
Guaranteed investment certificates	15,161	—	—	15,161	14,953	—	—	14,953
U.S. treasuries	289,139	—	—	289,139	322,851	—	—	322,851
U.S. government securities	—	65,006	—	65,006	—	32,479	—	32,479
Commercial paper	—	131,002	—	131,002	—	150,560	—	150,560
Corporate debt securities	—	117,488	—	117,488	—	142,684	—	142,684
Total	$373,812	$313,496	$—	$687,308	$395,046	$325,723	$—	$720,769

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

As of March 31, 2023 and December 31, 2022, the Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs.

5.
Marketable securities

As of March 31, 2023, the Company had $170,184 of trading securities and $447,612 of available-for-sale securities (December 31, 2022 – $276,642 and $386,885, respectively). Amortized cost, unrealized losses recognized in accumulated other comprehensive loss and fair value of available-for-sale securities consisted of the following:

	March 31, 2023			December 31, 2022
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Unrealized Loss	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$15,161	$—	$15,161	$14,953	$—	$14,953
U.S. treasuries	106,527	(721)	105,806	78,880	(837)	78,043
U.S. government securities	26,498	60	26,558	5,793	(20)	5,773
Commercial paper	131,002	—	131,002	150,560	—	150,560
Corporate debt securities	8,866	(46)	8,820	8,942	(68)	8,874
Contractual maturity of 1 to 3 years:
U.S. treasuries	67,140	(327)	66,813	60,354	(958)	59,396
U.S. government securities	38,307	141	38,448	26,741	(35)	26,706
Corporate debt securities	54,941	63	55,004	42,672	(92)	42,580
Total	$448,442	$(830)	$447,612	$388,895	$(2,010)	$386,885

Allowance for credit losses or impairment on these marketable securities have not been recognized as these securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is primarily due to changes in interest rates.

6.
Leases:

The Company has an operating lease for research laboratories and office space in Burnaby, British Columbia which expires on June 30, 2032. In July 2022, the Company entered into an additional operating lease agreement for office space in Needham, Massachusetts ("Needham Lease"), which commenced on October 1, 2022. The Needham Lease is for a 62-month term and an option to terminate one year prior to the expiry date, which was not considered in the determination of the right-of-use asset and lease liability.

The cost components of the operating leases were as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Lease Cost
Operating lease expense	$412	$238
Variable lease expense(1)	197	192
Lease Term and Discount Rate
Weighted average remaining lease term (years)	7.98	10.25
Weighted average discount rate	3.92%	3.42%

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of March 31, 2023 were as follows:

Year ending December 31:
2023	$1,218
2024	1,680
2025	1,748
2026	1,816
2027	1,803
2028 and thereafter	5,300
Total future minimum lease payments	$13,565
Less: imputed interest	(1,938)
Present value of lease liabilities	$11,627

7.
Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Trade payables	$11,412	$8,491
Employee compensation, benefits, and related accruals	2,668	5,823
Consulting and contracted research	5,617	7,148
Professional fees	836	411
Other	764	341
Total	$21,297	$22,214

8.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated and a new prospectus supplement was filed in March 2022 (“the March 2022 ATM") under which the Company may sell common shares having gross proceeds of up to $250,000, from time to time. As of March 31, 2023, no common shares have been sold under the March 2022 ATM.

In January 2022, in connection with the License and Collaboration Agreement with Neurocrine Biosciences Inc. (“Neurocrine Biosciences”) entered in December 2019 and amended in January 2021 (the "Neurocrine Collaboration Agreement"), the Company executed a Share Purchase Agreement ("SPA") pursuant to which the Company issued 258,986 common shares for an aggregate purchase price of $8,250, or $31.855 per common share, which represents a premium of $374 when compared to the fair value of common shares on the date of issuance. The SPA contains certain other customary terms and conditions, including mutual representations, warranties and covenants. For additional information regarding the Neurocrine Collaboration Agreement, refer to note 9.

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

(c)
Pre-funded warrants:

The following table summarizes the pre-funded warrants activity for the three months ended March 31, 2023 and 2022:

	Date of issuance
	March 2021	October 2021	June 2022	Total
Outstanding, December 31, 2021	1,081,081	1,694,915	—	2,775,996
Exercised	—	—	—	—
Outstanding, March 31, 2022	1,081,081	1,694,915	—	2,775,996

Outstanding, December 31, 2022	1,081,081	1,694,915	327,868	3,103,864
Exercised	(425,003)	—	—	(425,003)
Outstanding, March 31, 2023	656,078	1,694,915	327,868	2,678,861

In connection with underwritten public offerings completed in March 2021, October 2021 and June 2022, the Company issued pre-funded warrants to purchase the equivalent number of common shares at $18.4999, $29.4999 and $30.4999, per pre-funded warrant, respectively, with each pre-funded warrant having an exercise price of $0.0001.

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

Since the pre-funded warrants meet the condition for equity classification, net proceeds from issuances of the pre-funded warrants are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder is recorded in common shares. In January 2023, the Company issued 425,000 common shares upon the exercise of 425,003 (March 31, 2022 – nil) pre-funded warrants pursuant to a net exercise mechanism under the warrants. Pre-funded warrants to purchase 2,678,861 (March 31, 2022 – 2,775,996) common shares are not included in the number of issued and outstanding common shares as of March 31, 2023.

(d)
Stock-based compensation:

The following table presents stock option activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Outstanding, beginning of period	7,117,782	5,638,232
Granted	1,866,548	1,659,845
Exercised(1)	(113,677)	(219,107)
Forfeited, cancelled or expired	(73,400)	(3,897)
Outstanding, end of period	8,797,253	7,075,073
Exercisable, end of period	4,104,317	3,231,657
(1)
During the three months ended March 31, 2023, the Company issued 94,319 (2022 – 149,311) common shares for the cashless exercise of 113,677 (2022 – 219,107) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Average risk-free interest rate	3.87%	1.94%
Expected volatility	69%	70%
Average expected term (in years)	6.13	6.28
Expected dividend yield	0%	0%
Weighted average fair value of stock options granted	$22.19	$19.23

9.
Revenue:

Revenue was as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Neurocrine Biosciences:
Recognition of the transaction price	$—	$372
Research and development services	—	1,270
Milestone payments	—	7,124
Total revenue	$—	$8,766

In December 2019, the Company entered into the Neurocrine Collaboration Agreement with Neurocrine Biosciences. Pursuant to this agreement, the Company granted an exclusive license to XEN901, now known as NBI-921352, and an exclusive license to pre-clinical compounds for development, XEN393, XPC’535 and XPC’391 (collectively, the “DTCs”). The agreement also includes a two-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors (“Research Compounds”). The Company and Neurocrine Biosciences are collaborating on the conduct of two collaboration programs: (a) a joint research collaboration to discover, identify and preclinically develop Research Compounds (the “Research Program”), which completed in June 2022, and (b) a collaborative development program for NBI-921352 and two DTCs selected by the joint steering committee (the “Initial Development Program”).

At execution of the agreement, Neurocrine Biosciences paid the Company an upfront cash payment of $30,000 and a $20,000 equity investment in the Company. The equity investment was measured at fair value of $16,667 on the date of issuance and the resulting premium of $3,333, together with the upfront cash payment totaling $33,333, was the transaction price of the arrangement for allocation to certain performance obligations under the agreement. None of the at-risk substantive performance milestones, including development, regulatory and sales-based milestones, were included in the transaction price at the inception of the agreement, as all milestone amounts are outside the control of the Company and contingent upon Neurocrine Biosciences’s efforts and success in future clinical trials. The overall transaction price of the arrangement was measured and allocated to certain performance obligations and revenue was recognized as those performance obligations were performed; all such performance obligations were completed as of March 2022.

The Neurocrine Collaboration Agreement also includes research and development services for the Research Program and Initial Development Program to be performed on behalf of Neurocrine Biosciences. These services were excluded from the initial transaction price allocation because the consideration and performance were contingent upon Neurocrine Biosciences requesting performance of the services and these services were priced at an estimated fair value. During the three months ended March 31, 2022, the Company recognized $1,270 of revenue for research and development services provided during the period.

In January 2022, based on the receipt of the U.S. Food and Drug Administration’s full IND acceptance for NBI-921352, the Company received an aggregate milestone payment of $15,000 in the form of $6,750 in cash and a $8,250 equity investment in the Company (note 8a). The equity investment was measured at fair value of $7,876 on the date of issuance and the resulting premium of $374, with the cash payment of $6,750, was recognized as revenue in the period as the Company did not have any remaining performance obligations in relation to this milestone on the date it was achieved.

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $1,667,500, comprised of up to $1,067,500 in additional development and regulatory milestone payments related to NBI-921352 and other licensed Nav1.6 or Nav1.2/1.6 inhibitor products, and up to $600,000 in additional sales-based milestone payments for multiple products. In addition, the Company is eligible to receive royalties on net sales in and outside the U.S., ranging from (a) for NBI-921352, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (b) for DTCs, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (c) for Research Compounds, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively. Royalty rates are subject to customary reductions. These additional amounts will be recognized as determinable. The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of March 31, 2023.

10.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through March 31, 2023, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order related to the XEN1101 program include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 1, 2023 and with the securities commissions in British Columbia, Alberta and Ontario on March 1, 2023.

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
•
our ability to recruit sufficient numbers of patients for our current and future clinical trials;
•
our ability to obtain funding for our operations in sufficient amounts or on terms acceptable to us, including funding necessary to complete further development, approval and, if approved, commercialization of our product candidates;
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

XEN1101 for Epilepsy (Focal Onset Seizures)

Our XEN1101 Phase 3 epilepsy program includes two identical Phase 3 clinical trials, called X-TOLE2 and X-TOLE3, that are designed closely after the Phase 2b X-TOLE clinical trial. These multicenter, randomized, double-blind, placebo-controlled trials are evaluating the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 360 patients per study with focal onset seizures, or FOS. The primary efficacy endpoint is the median percent change, or MPC, in monthly seizure frequency from baseline through the double-blind period, or DBP, of XEN1101 compared to placebo.

XEN1101 for Epilepsy (Primary Generalized Tonic-Clonic Seizures)

Our Phase 3 X-ACKT clinical trial is intended to support potential regulatory submissions in an additional epilepsy indication of primary generalized tonic-clonic seizures, or PGTCS. This multicenter, randomized, double-blind, placebo-controlled study is evaluating the clinical efficacy, safety, and tolerability of XEN1101 administered as adjunctive treatment in approximately 160 patients with PGTCS. The primary efficacy endpoint is the MPC in monthly PGTCS frequency from baseline through the DBP of XEN1101 compared to placebo.

Upon completion of the DBP in X-TOLE2, X-TOLE3, or X-ACKT, eligible patients may enter an open-label extension, or OLE, study for up to three years. In addition, the ongoing X-TOLE Phase 2b OLE continues to generate important long-term data for XEN1101.

XEN1101 for Major Depressive Disorder

Based on promising pre-clinical data with XEN1101 and published clinical data generated using ezogabine, we are evaluating the clinical efficacy, safety and tolerability of XEN1101 administered as monotherapy in approximately 150 patients with MDD in a Phase 2 clinical trial called X-NOVA. Designed as a randomized, double-blind, placebo-controlled, multicenter clinical study, the primary objective is to assess the efficacy of XEN1101 compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the Montgomery-Åsberg Depression Rating Scale, or MADRS, score change through week six. The last patient in the X-NOVA study is expected to be screened in June 2023, with topline results anticipated in the fourth quarter of this year.

In addition, we are collaborating with the Icahn School of Medicine at Mount Sinai to support an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of XEN1101 for the treatment of MDD in approximately 60 subjects.

XEN496

XEN496, a Kv7 potassium channel opener, is a proprietary pediatric formulation of the active ingredient ezogabine. Given the prioritized focus on the pediatric development plans for XEN1101, we will no longer pursue the clinical development of XEN496. For all patients currently on XEN496, we intend to work with study investigators to offer an option for continued access to XEN496 through a transition period.

NBI-921352

We have an ongoing collaboration with Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a selective Nav1.6 sodium channel inhibitor. Neurocrine Biosciences is conducting a Phase 2 clinical trial evaluating NBI-921352 in adult patients with focal onset seizures, with data expected in the fourth quarter of this year. In addition, a Phase 2 clinical trial is underway evaluating NBI-921352 in patients aged between 2 and 21 years with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE. Pursuant to the terms of the agreement, we have the potential to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the three months ended March 31, 2023 and 2022, we recognized revenue of nil and $8.8 million, respectively, in connection with our agreement with Neurocrine Biosciences. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $41.7 million and $19.7 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023, we had an accumulated deficit of $524.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

•
continue our research and pre-clinical and clinical development of our product candidates;
•
seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•
require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•
attract, hire and retain skilled personnel
•
acquire or in-license other assets and technologies;
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

We may also generate revenue in the future from payments as a result of license or collaboration agreements for any of our product candidates or intellectual property, such as our license and collaboration agreement with Neurocrine Biosciences, or the Neurocrine Collaboration. We cannot provide assurance as to the timing of future milestone or royalty payments under the Neurocrine Collaboration, or that we will receive any of these payments at all.

The following table is a summary of revenue recognized for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Neurocrine Biosciences:
Recognition of the transaction price	$—	$372
Research and development services	—	1,270
Milestone payments	—	7,124
Total revenue	$—	$8,766

Pursuant to the terms of the Neurocrine Collaboration, we received an upfront cash payment of $30.0 million and a $20.0 million equity investment in our common shares in December 2019. The overall transaction price of the arrangement was measured and allocated to certain performance obligations and revenue was recognized as those performance obligations were completed. In January 2022, based on the U.S. Food and Drug Administration’s approval to expand the SCN8A-DEE study population to include subjects aged between 2 and 11 years, we received an aggregate milestone payment of $15.0 million in the form of $6.75 million cash and $8.25 million equity investment in our common shares. The equity investment was measured at fair value on the date of issuance and the resulting premium with the cash payment, was recognized as revenue. Research and development services were recognized as revenue at fair market value as the services were rendered. The research collaboration was completed in June 2022.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$39,516	$19,360
General and administrative	9,535	6,775
Total operating expenses	$49,051	$26,135

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
•
third-party expenses incurred in connection with the pre-clinical and clinical development of our product candidates, including under agreements with contract research organizations, or CROs;
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

Unrealized fair value gain (loss) on trading securities. Trading securities are recorded at fair value. Unrealized fair value gain (loss) on trading securities is related to changes in market pricing on the investments during the period. We anticipate that unrealized fair value gain (loss) on trading securities will continue to fluctuate depending on our investment balance and market yields.

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

•
revenue recognition;

•
research and development costs; and
•
stock-based compensation.

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 1, 2023. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three months ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)
Revenue	$—	$8,766	$(8,766)
Research and development expenses	39,516	19,360	20,156
General and administrative expenses	9,535	6,775	2,760
Other:
Interest income	5,423	368	5,055
Unrealized fair value gain (loss) on trading securities	1,878	(3,362)	5,240
Foreign exchange gain	313	299	14
Loss before income taxes	$(41,437)	$(20,064)	$(21,373)

Revenue

Revenue decreased by $8.8 million in the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily due to recognition of a $7.1 million milestone and $1.3 million of research and development services revenue under the Neurocrine Collaboration in 2022, whereas no milestones were recognized in 2023 and the research component of the collaboration ended in June 2022.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)
Direct external costs:
XEN1101	$21,100	$4,232	$16,868
XEN496	2,523	3,476	(953)
Pre-clinical, discovery and other programs	2,640	2,708	(68)
Indirect costs:
Personnel-related (including stock-based compensation)	10,733	7,068	3,665
Facilities and other unallocated research and development expenses	2,520	1,876	644
Total research and development expenses	$39,516	$19,360	$20,156

Research and development expenses increased by $20.2 million in the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily attributable to our XEN1101 program and personnel-related costs due to increased headcount to support late-stage development and stock-based compensation expense due to an increase in the number of options granted at a higher fair value. The increase for XEN1101 includes expenses related to our Phase 3 epilepsy clinical trials and our ongoing Phase 2 X-NOVA clinical trial.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$6,954	$4,730	$2,224
Professional and consulting fees	1,685	894	791
Other	896	1,151	(255)
General and administrative	$9,535	$6,775	$2,760

General and administrative expenses increased by $2.8 million in the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily attributable to personnel-related costs due to increased headcount to support our expanding research and development activities and stock-based compensation expense due to an increase in the number of options granted at a higher fair value, as well as an increase in legal compliance fees and market research costs.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)
Other income (expense)	$7,614	$(2,695)	$10,309

Other income (expense) increased by $10.3 million in the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily attributable to a $5.2 million increase in the fair value gain on trading securities in 2023 due to changes in market yields on trading securities, partially offset by a lower balance of trading securities. In addition, we recognized a $5.1 million increase in interest income driven by an increase in market yields on investments and a higher balance of marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through March 31, 2023, we have raised aggregate net cash proceeds of more than $1.0 billion primarily from the issuance of equity securities. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $687.3 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated and a new prospectus supplement was filed with the SEC on March 1, 2022, or the March 2022 ATM, pursuant to which we may sell common shares having gross proceeds of up to $250.0 million, from time to time. As of March 31, 2023, no common shares have been sold under the March 2022 ATM.

Funding Requirements

We have incurred significant operating losses since inception. As of March 31, 2023, we had an accumulated deficit of $524.5 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; hire and retain additional personnel; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(34,411)	$(18,428)
Net cash provided by (used in) investing activities	46,622	(48,888)
Net cash provided by financing activities	—	7,876

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities totaled $34.4 million, compared to $18.4 million for the same period in 2022. The increase in cash used in operating activities was primarily related to higher research and development and general and administrative expenses, and no revenue recognized in connection with the Neurocrine Collaboration in 2023. This was partially offset by higher interest income and changes in operating assets and liabilities.

Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities totaled $46.6 million, compared to net cash used of $48.9 million for the same period in 2022. The change was driven primarily by an increase in the redemption of marketable securities, net of purchases.

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was nil, compared to $7.9 million for the same period in 2022. The cash provided by financing activities during the three months ended March 31, 2022 was related to net proceeds from the issuance of common shares in connection with a milestone achieved under the Neurocrine Collaboration.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2022 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 1, 2023.

As of March 31, 2023, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of May 5, 2023, we had 63,562,303 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 2,253,858 common shares, outstanding stock options to purchase an additional 8,762,750 common shares and an outstanding warrant to purchase an additional 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of March 31, 2023, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $642.7 million and Canadian dollar denominated cash and cash equivalents of CAD$60.3 million.

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

Interest rate sensitivity

As of March 31, 2023, we had cash and cash equivalents and marketable securities of $687.3 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $3.2 million decrease in the fair value of our marketable securities as of March 31, 2023. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on our interest income. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023; however, operating expenses may continue to increase in future periods due to inflation.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a potential product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $41.7 million and $19.7 million for the three months ended March 31, 2023 and 2022, respectively, and an accumulated deficit of $524.5 million as of March 31, 2023, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for our current product candidates in other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spend on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

As of March 31, 2023, approximately 6% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

If one or more of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with other anti-seizure medications, or ASMs, or one another. Currently prescribed ASMs, among others, include brivaracetam, carbamazepine, cenobamate, clobazam, eslicarbazepine acetate, ethosuximide, gabapentin, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenytoin, topiramate, and valproate. The FDA has not yet approved any drug products specifically for SCN8A-DEE. There are other ASMs in development that could potentially compete with our products, including products in development from Biohaven Ltd, Cerevel Therapeutics Holdings, Inc., Eliem Therapeutics, Inc., H. Lundbeck A/S, Janssen Pharmaceuticals, Inc., Neuro3 Therapeutics, Inc., Neurocrine Biosciences, Praxis Precision Medicines, Inc., SK Life Science Inc., Supernus Pharmaceuticals, Inc., and Zhimeng Biopharma, Inc. To the extent that we are unable to compete effectively against one or more of our competitors in these areas, our business will not grow and our financial condition, results of operations and the market price of our common shares may suffer.

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

We have significant Canadian federal net operating loss carryforwards which are limited in life, Canadian federal investment tax credit carryforwards and provincial investment tax credit carryforwards which could expire unused and be unavailable to offset future income tax liabilities. The rules dealing with Canadian and U.S. federal, provincial, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Canadian Revenue Agency, Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws, or changes in interpretations of existing laws (which changes may have retroactive application), including with respect to net operating losses and tax credits, could adversely affect us or holders of our common shares. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

We currently have no products approved for commercial sale and are investing significant efforts and financial resources in the development of our clinical-stage product candidate, XEN1101 for the treatment of epilepsy and other neurological disorders. Our future business success depends on the continued development and ultimate regulatory approval of XEN1101. We will need to successfully enroll and complete our XEN1101 Phase 3 program. The future regulatory and commercial success of XEN1101 is subject to a number of risks, including:

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
•
enforcing and defending intellectual property rights and claims; and
•
raising sufficient funds to support regulatory approval and commercialization activities.

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

Our and our collaborators’ clinical product candidates, which include XEN1101 and NBI-921352 (being developed by our collaborator Neurocrine Biosciences), along with product candidates we expect to enter clinical development, which include our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization.

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

We, or our collaborators, may find it difficult to enroll patients in our clinical trials, including for ultra-orphan, orphan or niche indications, which could delay or prevent the successful completion of clinical trials of our product candidates.

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

The limited patient populations in ultra-orphan, orphan and niche indications, such as SCN8A-DEE and other early infantile epileptic encephalopathies, present significant recruitment challenges for clinical trials and a full understanding of the size of these populations is still relatively unknown. Many of these patients may not be suitable or available to participate in clinical trials, and therefore require multi-site and potentially multi-national trials, which can be expensive and require close coordination and supervision.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we, or our collaborators, must demonstrate through extensive pre-clinical studies and clinical trials that our, or our collaborators’, product candidates are safe and effective in humans. We, or our collaborators, may experience delays in completing our, or our collaborators’, clinical trials or pre-clinical studies, and initiating or completing additional clinical trials or pre-clinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND, or not approving or delaying approval for any clinical trial grant or similar approval we need to initiate a clinical trial. We, or our collaborators, may also experience numerous unforeseen events during our clinical trials that could delay or prevent our, or our collaborators’, ability to complete development for a product candidate, or receive marketing approval or commercialize the product candidates we, or our collaborators, develop, including:

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

The results of any Phase 3 or other pivotal clinical trials may not be adequate to support marketing approval. These clinical trials are lengthy and, with respect to non-orphan indications, usually involve many hundreds to thousands of patients. Clinical trials can also be lengthy due to the challenge of identifying patients. Even if patients are successfully identified, they may fail screening criteria including baseline seizure burden for epilepsy clinical trials and, as a result, not be enrolled in the trial. Any challenges associated with identifying, screening and/or enrolling patients in our trials may extend the time needed to complete our clinical trials or require additional sites to be initiated in order to achieve target enrollment numbers and to complete our clinical trials, which may increase the cost of our operations and/or delay the timing of our regulatory approval. In addition, if the FDA, EMA or another foreign regulator disagrees with our, or our collaborators’, choice of the key testing criterion, or primary endpoint, or if the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA or other foreign regulators also may require additional clinical trials as a condition for approving any of these product candidates.

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

Since March 2020, the FDA, EMA and other foreign regulatory authorities have issued various COVID-19 related guidance documents for sponsors and manufacturers. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations is unclear.

If we, or our collaborators, experience delays in the completion of, or termination of, any clinical trial of one of our product candidates, the commercial prospects of the product candidate may be harmed, the period during which we may have the exclusive right to commercialize our products under patent protection could be shortened, and our, or our collaborators’, ability to commence product sales and generate product revenue from the product will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process and may ultimately lead to the termination of a clinical trial and development of a product candidate. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our, or our collaborators’, product candidates.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in clinical trials of XEN1101 to date, adverse events were generally mild or moderate in severity. However, there can be no guarantee that we would observe a similar tolerability profile of XEN1101 in our ongoing Phase 3 or other clinical trials or in other future clinical trials. Many compounds that initially showed promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

As product candidates are developed through pre-clinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results, to extend patent protection and/or to target different populations. For example, we have developed a pediatric formulation for NBI-921352 that was included in the license to Neurocrine Biosciences. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with the same formulation in adults or with other formulations. Unexpected changes in the performance of a new formulation may affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of additional bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our, or our collaborators’, ability to commence product sales and generate revenue.

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

In addition, the FDA, EMA or other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, or CTIS, a new clinical trial portal and database that will be maintained by the European Medicines Agency, or EMA, in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. The CTR authorizes EU Member States to regulate certain aspects of clinical trials at the national level. To the extent an EU Member State where we plan to conduct any of our clinical trials is slow to adopt CTIS or implements other regulatory changes at the national level, our clinical trial may be delayed in such EU Member State, and our costs may be increased. The main legislation that applies to clinical trials in the UK is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the EU Clinical Trials Directive into domestic law. The UK has implemented the Integrated Research Application System, which allows a single application to be reviewed by both the Medicines and Healthcare products Regulatory Agency and a research ethics committee at the same time. Requirements and obligations that relate to the conduct of clinical trials in the UK remain largely aligned with the EU position. Complying with changes in regulatory requirements in different jurisdictions can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans, including our XEN1101 Phase 3 development program, may be impacted.

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

Although orphan drug designation has been granted to NBI-921352 for the treatment of SCN8A-DEE, we may not be able to realize any value from such designations.

NBI-921352, being developed by our collaborator Neurocrine Biosciences, has received orphan drug designation from the FDA and orphan medicinal product designation was granted by the European Commission for the treatment of SCN8A-DEE. Currently, orphan drug designation provides market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. In the EU, for orphan medicines, a valid and completed Pediatric Investigation Plan, or PIP, could qualify the sponsor for a two-year marketing exclusivity extension to the ten-year marketing exclusivity which is granted at the time of review of the orphan medicinal designation. The orphan drug market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

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

Although the FDA has granted rare pediatric disease, or RPD, designation to NBI-921352 for the treatment of SCN8A-DEE, we may not be able to realize any value from such designation.

NBI-921352, being developed by our collaborator Neurocrine Biosciences, has received RPD designation for the treatment of SCN8A-DEE. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA’s RPD priority review voucher program, upon the approval of an NDA or a biologics license application, BLA, for the treatment of an RPD, the sponsor of such application would be eligible for a priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance Neurocrine Biosciences will receive a RPD priority review voucher or that use of the priority review voucher will result in a faster review or approval for a subsequent marketing application. It is possible that even if Neurocrine Biosciences obtains approval for NBI-921352 in SCN8A-DEE and qualifies for such a priority review voucher, the program may no longer be in effect at the time of approval of this product candidate. Also, although priority review vouchers may be freely sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we or any of our collaborators were to sell a priority review voucher to a third-party. In addition, Congress extended FDA authorization to designate RPDs through September 30, 2024 and award RPD priority review vouchers through September 30, 2026. Neither orphan drug designation, nor RPD, designation gives the drug any advantage in the regulatory review or approval process other than potential fee reductions, and in the case of RPD, priority review vouchers, or increase the likelihood that it will receive marketing approval.

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

We do not have a sales or marketing infrastructure and, as a company, have no sales, marketing or distribution experience. Our strategy involves building our own commercial infrastructure to selectively commercialize future products in certain commercial markets which will be expensive and time consuming. For certain products, including XEN1101, and/or specific commercial markets, we evaluate commercial partners from time to time. In some cases, we may seek to retain the right to participate in the future development and commercialization of such products if we believe such involvement would advance our business. We cannot be certain that we will be successful in consummating any such commercial partnerships or, if consummated, whether such partnerships will be successful.

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

We may in the future develop product candidates that are considered controlled substances in multiple jurisdictions, such as the U.S., Canada, and the EU, which will expose us to additional controlled substance regulatory requirements in each applicable jurisdiction where we engage in regulated activities, including storage, manufacture, research, clinical trials, import, and export, among other activities. For example, obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of our controlled substance product candidates and may extend our anticipated timelines for clinical trials we run.

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

If our product candidates that are subject to controlled substances regulation are approved for commercial sale, adverse publicity or public perception of controlled substances in general or other controlled substances could negatively impact market acceptance or consumer perception of our product candidates. We may face limited adoption if clinicians or patients are unwilling to try a novel treatment that contains a controlled substance. Any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our or similar therapies distributed by other companies could have a material adverse impact on our business, prospects, financial condition and results of operations.

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

Some of our or our collaborators' target patient populations may be in orphan or niche indications, such as SCN8A-DEE. In order for therapies that are designed to treat smaller patient populations to be commercially viable, the pricing, coverage and reimbursement for such therapies needs to be higher, on a relative basis, to account for the lack of volume. Accordingly, we or our collaborators may need to implement pricing, coverage and reimbursement strategies for any approved product that accounts for the smaller potential market size. If we or our collaborators are unable to establish or sustain coverage and adequate reimbursement for our or our collaborators’ current and any future products from third-party payers or the government, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products.

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

As a result of our collaboration with Neurocrine Biosciences, the eventual success or commercial viability of NBI-921352 is largely beyond our control. The financial returns to us, if any, depend in large part on the achievement of development and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in part on Neurocrine Biosciences’ performance under the agreement. Even if Neurocrine Biosciences successfully develops and commercializes NBI-921352, if approved indications are for orphan or ultra-orphan diseases, like SCN8A-DEE, the potential target populations for such indications are very small and, as a result, we may never receive material payments from Neurocrine Biosciences pursuant to our agreement, even if Neurocrine Biosciences obtains significant market share in such indications.

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

Our success is heavily dependent on intellectual property, particularly patents. The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the U.S. or other countries. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. For example, there have been recent changes regarding how patent laws are interpreted, and both the USPTO and Congress have recently made significant changes to the patent system. There have been U.S. Supreme Court decisions that now show a trend of the Supreme Court which is distinctly negative on some patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents, the costs to prosecute our patent applications and enforce our patents and/or the patents and applications of our collaborators. The patent situation in these fields outside the U.S. also has uncertainties. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents. As an example, beginning June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court, or UPC. Also, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

In addition, the stock market in general, and Nasdaq and the biopharmaceutical industry in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. The COVID-19 pandemic and rising inflation and interest rates, for example, resulted in significant volatility. These broad market and industry fluctuations may adversely affect the market price of our common shares, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

Global credit and financial markets have at times experienced extreme disruptions, including most recently in connection with the COVID-19 pandemic, characterized by increased market volatility, increased rates of inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Similarly, the current conflict between Ukraine and Russia and recent failures in the global banking sector have created volatility in the capital markets and are expected to have further global economic consequences. Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, was closed and placed in receivership and, subsequently, additional financial institutions have been placed into receivership. There is no guarantee that the U.S. government or governments in other jurisdictions will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that the U.S. government or governments in other jurisdictions would do so in a timely fashion. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, including as a result of a resurgence of COVID-19, political unrest or war, or further instability of the global banking sector, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2023, we issued an aggregate of 425,000 common shares, no par value per share (the “January Warrant Net Exercise Shares”), to pre-funded warrant holders upon the exercise of outstanding pre-funded warrants to purchase an aggregate of 425,003 common shares, no par value per share, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.0001 per share. The issuances of the January Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

On April 10, 2023, we issued an aggregate of 425,000 common shares, no par value per share (the “April Warrant Net Exercise Shares”), to pre-funded warrant holders upon the exercise of outstanding pre-funded warrants to purchase an aggregate of 425,003 common shares, no par value per share, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.0001 per share. The issuances of the April Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

10.1#	Xenon Pharmaceuticals Inc. Executive Incentive Compensation Plan	8-K	001-36687	10.1	March 14, 2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 9, 2023
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: May 9, 2023
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer