Form 10-Q
period 2023-06-30
Xenon Pharmaceuticals Inc.
filed 2023-08-09
CIK 1582313

•

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of Augusts 4, 2023, the registrant had 64,145,523 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$64,552	$57,242
Marketable securities (note 5)	475,048	534,845
Accounts receivable	2,123	986
Prepaid expenses and other current assets	2,893	7,225
	544,616	600,298
Marketable securities, long-term (note 5)	112,592	128,682
Operating lease right-of-use asset, net (note 6)	9,799	10,406
Property, plant and equipment, net	9,563	6,500
Deferred tax assets	445	509
Prepaid expenses, long-term	7,884	7,751
Total assets	$684,899	$754,146

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	$26,936	$22,214
Operating lease liability (note 6)	1,223	488
	28,159	22,702
Operating lease liability, long-term (note 6)	10,283	9,947
Total liabilities	$38,442	$32,649

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 63,718,350 (December 31, 2022 - 62,587,701) (note 8)	$1,083,008	$1,065,136
Additional paid-in capital	138,683	142,108
Accumulated deficit	(571,935)	(482,747)
Accumulated other comprehensive loss	(3,299)	(3,000)
Total shareholders' equity	$646,457	$721,497
Total liabilities and shareholders’ equity	$684,899	$754,146

Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue (note 9)	$—	$536	$—	$9,302

Operating expenses:
Research and development	44,040	22,146	83,556	41,506
General and administrative	11,584	8,705	21,119	15,480
	55,624	30,851	104,675	56,986
Loss from operations	(55,624)	(30,315)	(104,675)	(47,684)
Other income (expense):
Interest income	6,524	816	11,947	1,184
Unrealized fair value gain (loss) on trading securities	1,036	(1,288)	2,914	(4,650)
Foreign exchange gain (loss)	383	(411)	696	(112)
	7,943	(883)	15,557	(3,578)
Loss before income taxes	(47,681)	(31,198)	(89,118)	(51,262)
Income tax recovery (expense)	220	40	(70)	434
Net loss	(47,461)	(31,158)	(89,188)	(50,828)
Net loss attributable to preferred shareholders	—	—	—	(385)
Net loss attributable to common shareholders	$(47,461)	$(31,158)	$(89,188)	$(50,443)

Other comprehensive loss:
Unrealized loss on available-for-sale securities (note 5)	$(1,479)	$—	$(299)	$—
Comprehensive loss	$(48,940)	$(31,158)	$(89,487)	$(50,443)

Net loss per common share (note 3):
Basic and diluted	$(0.72)	$(0.55)	$(1.36)	$(0.91)
Weighted-average common shares outstanding (note 3):
Basic and diluted	65,861,138	56,192,922	65,792,910	55,522,857

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	1,016,000	$7,732	51,634,752	$783,170	$117,495	$(357,374)	$(990)	$550,033
Net loss for the period	—	—	—	—	—	(19,670)	—	(19,670)
Issuance of common shares, net of issuance costs (note 8a)	—	—	258,986	7,876	—	—	—	7,876
Conversion of preferred shares to common shares (note 8b)	(1,016,000)	(7,732)	1,016,000	7,732	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,614	—	—	3,614
Issued pursuant to exercise of stock options	—	—	149,311	1,529	(1,529)	—	—	—
Balance as of March 31, 2022	—	$—	53,059,049	$800,307	$119,580	$(377,044)	$(990)	$541,853
Net loss for the period	—	—	—	—	—	(31,158)	—	(31,158)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 8a and note 8c)	—	—	9,098,362	260,503	9,387	—	—	269,890
Stock-based compensation expense	—	—	—	—	5,208	—	—	5,208
Issued pursuant to exercise of stock options	—	—	85,472	880	(880)	—	—	—
Balance as of June 30, 2022	—	$—	62,242,883	$1,061,690	$133,295	$(408,202)	$(990)	$785,793

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	62,587,701	$1,065,136	$142,108	$(482,747)	$(3,000)	$721,497
Net loss for the period	—	—	—	—	—	(41,727)	—	(41,727)
Conversion of pre-funded warrants to common shares (note 8c)	—	—	425,000	7,379	(7,379)	—	—	—
Stock-based compensation expense	—	—	—	—	5,994	—	—	5,994
Issued pursuant to exercise of stock options	—	—	94,319	635	(635)	—	—	—
Other comprehensive income (note 5)	—	—	—	—	—	—	1,180	1,180
Balance as of March 31, 2023	—	$—	63,107,020	$1,073,150	$140,088	$(524,474)	$(1,820)	$686,944
Net loss for the period	—	—	—	—	—	(47,461)	—	(47,461)
Conversion of pre-funded warrants to common shares (note 8c)	—	—	425,000	7,379	(7,379)	—	—	—
Stock-based compensation expense	—	—	—	—	8,453	—	—	8,453
Issued pursuant to exercise of stock options	—	—	186,330	2,479	(2,479)	—	—	—
Other comprehensive loss (note 5)	—	—	—	—	—	—	(1,479)	(1,479)
Balance as of June 30, 2023	—	$—	63,718,350	$1,083,008	$138,683	$(571,935)	$(3,299)	$646,457

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(89,188)	$(50,828)
Items not involving cash:
Depreciation	956	751
Deferred income tax expense	64	154
Stock-based compensation	14,447	8,822
Unrealized foreign exchange (gain) loss	(452)	492
Unrealized fair value (gain) loss on trading securities	(2,914)	4,650
Changes in operating assets and liabilities:
Accounts receivable	269	235
Prepaid expenses and other current assets	4,199	439
Accounts payable and accrued expenses	4,987	(11)
Net cash used in operating activities	(67,632)	(35,296)

Investing activities:
Purchases of property, plant and equipment	(4,339)	(756)
Purchases of marketable securities	(270,554)	(141,638)
Proceeds from marketable securities	349,417	94,823
Net cash provided by (used in) investing activities	74,524	(47,571)

Financing activities:
Issuance of common shares and pre-funded warrants, net of issuance costs (note 8a and note 8c)	—	277,766
Net cash provided by financing activities	—	277,766
Effect of exchange rate changes on cash and cash equivalents	418	(600)
Increase in cash and cash equivalents	7,310	194,299
Cash and cash equivalents, beginning of period	57,242	175,688
Cash and cash equivalents, end of period	$64,552	$369,987

Supplemental disclosures:
Interest received	$6,366	$3,509
Cash paid for operating lease	709	410
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	3,114	2,409
Fair value of pre-funded warrants exercised	14,758	—
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period	1,380	—

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

The Company has incurred significant operating losses since inception. As of June 30, 2023, the Company had an accumulated deficit of $571,935 and a net loss of $89,188 for the six months ended June 30, 2023. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

3.
Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes the Series 1 Preferred Shares as a separate class for the six months ended June 30, 2022. The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period. In March 2022, the outstanding 1,016,000 Series 1 Preferred Shares were converted and exchanged for an equal number of common shares of the Company (note 8b).

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

For the three and six months ended June 30, 2023 and 2022, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis. The level of the fair value hierarchy utilized to determine such fair values consisted of the following:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market fund	$64,552	$—	$—	$64,552	$57,242	$—	$—	$57,242
Marketable securities
Guaranteed investment certificates	15,648	—	—	15,648	14,953	—	—	14,953
U.S. treasuries	299,069	—	—	299,069	322,851	—	—	322,851
U.S. government securities	—	102,357	—	102,357	—	32,479	—	32,479
Commercial paper	—	90,948	—	90,948	—	150,560	—	150,560
Corporate debt securities	—	79,618	—	79,618	—	142,684	—	142,684
Total	$379,269	$272,923	$—	$652,192	$395,046	$325,723	$—	$720,769

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

As of June 30, 2023 and December 31, 2022, the Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs.

5.
Marketable securities

As of June 30, 2023, the Company had $93,768 of trading securities and $493,872 of available-for-sale securities (December 31, 2022 – $276,642 and $386,885, respectively). Amortized cost, unrealized losses recognized in accumulated other comprehensive loss and fair value of available-for-sale securities consisted of the following:

	June 30, 2023			December 31, 2022
	Amortized Cost	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Loss	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$15,648	$—	$15,648	$14,953	$—	$14,953
U.S. treasuries	202,358	(1,300)	201,058	78,880	(837)	78,043
U.S. government securities	50,207	(144)	50,063	5,793	(20)	5,773
Commercial paper	90,948	—	90,948	150,560	—	150,560
Corporate debt securities	23,607	(44)	23,563	8,942	(68)	8,874
Contractual maturity of 1 to 3 years:
U.S. treasuries	31,151	(220)	30,931	60,354	(958)	59,396
U.S. government securities	52,800	(506)	52,294	26,741	(35)	26,706
Corporate debt securities	29,462	(95)	29,367	42,672	(92)	42,580
Total	$496,181	$(2,309)	$493,872	$388,895	$(2,010)	$386,885

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

The cost components of the operating leases were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease expense	$411	$238	$823	$476
Variable lease expense(1)	198	191	395	383
Lease Term and Discount Rate
Weighted average remaining lease term (years)	7.77	10.00	7.77	10.00
Weighted average discount rate	3.90%	3.42%	3.90%	3.42%

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of June 30, 2023 were as follows:

Year ending December 31:
2023	$822
2024	1,699
2025	1,768
2026	1,837
2027	1,824
2028 and thereafter	5,410
Total future minimum lease payments	$13,360
Less: imputed interest	(1,854)
Present value of lease liabilities	$11,506

7.
Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Trade payables	$12,026	$8,491
Employee compensation, benefits, and related accruals	4,925	5,823
Consulting and contracted research	9,000	7,148
Professional fees	894	411
Other	91	341
Total	$26,936	$22,214

8.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC ("Jefferies") and Stifel, Nicolaus & Company, Incorporated ("Stifel") and a new prospectus supplement was filed in March 2022 (“the March 2022 ATM") under which the Company may sell common shares having gross proceeds of up to $250,000, from time to time. As of June 30, 2023, no common shares have been sold under the March 2022 ATM.

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

In June 2022, the Company entered into an underwriting agreement with Jefferies, J.P. Morgan Securities LLC, Stifel and SVB Securities LLC, relating to an underwritten public offering of 9,098,362 common shares, including 1,229,508 shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $30.50 per common share and pre-funded warrants to purchase 327,868 common shares at $30.4999 per pre-funded warrant (note 8c), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in June 2022, and the Company received proceeds of $269,890, net of underwriting discounts, commissions and offering expenses.

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

(c)
Pre-funded warrants:

The following table summarizes the pre-funded warrants activity for the three and six months ended June 30, 2023 and 2022:

	Date of issuance
	March 2021	October 2021	June 2022	Total
Outstanding, December 31, 2021	1,081,081	1,694,915	—	2,775,996
Exercised	—	—	—	—
Outstanding, March 31, 2022	1,081,081	1,694,915	—	2,775,996
Issued	—	—	327,868	327,868
Exercised	—	—	—	—
Outstanding, June 30, 2022	1,081,081	1,694,915	327,868	3,103,864

Outstanding, December 31, 2022	1,081,081	1,694,915	327,868	3,103,864
Exercised	(425,003)	—	—	(425,003)
Outstanding, March 31, 2023	656,078	1,694,915	327,868	2,678,861
Exercised	(425,003)	—	—	(425,003)
Outstanding, June 30, 2023	231,075	1,694,915	327,868	2,253,858

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

Since the pre-funded warrants meet the condition for equity classification, net proceeds from issuances of the pre-funded warrants are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder is recorded in common shares. During the three and six months ended June 30, 2023, the Company issued 425,000 and 850,000 common shares, respectively, upon the exercise of pre-funded warrants pursuant to a net exercise mechanism under the warrants. Pre-funded warrants to purchase 2,253,858 (June 30, 2022 – 3,103,864) common shares are not included in the number of issued and outstanding common shares as of June 30, 2023.

(d)
Stock-based compensation:

The following table presents stock option activity for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding, beginning of period	8,797,253	7,075,073	7,117,782	5,638,232
Granted	227,425	318,000	2,093,973	1,977,845
Exercised(1)	(278,069)	(130,031)	(391,746)	(349,138)
Forfeited, cancelled or expired	(64,801)	(28,582)	(138,201)	(32,479)
Outstanding, end of period	8,681,808	7,234,460	8,681,808	7,234,460
Exercisable, end of period	4,316,058	3,464,081	4,316,058	3,464,081
(1)
During the six months ended June 30, 2023, the Company issued 280,649 (2022 – 234,783) common shares for the cashless exercise of 391,746 (2022 – 349,138) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average risk-free interest rate	3.69%	3.17%	3.85%	2.14%
Expected volatility	69%	70%	69%	70%
Average expected term (in years)	6.14	5.87	6.13	6.21
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$25.42	$19.60	$22.54	$19.29

9.
Revenue:

Revenue was as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Neurocrine Biosciences:
Recognition of the transaction price	$—	$—	$—	$372
Research and development services	—	536	—	1,806
Milestone payments	—	—	—	7,124
Total revenue	$—	$536	$—	$9,302

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

The Neurocrine Collaboration Agreement also includes research and development services for the Research Program and Initial Development Program to be performed on behalf of Neurocrine Biosciences. These services were excluded from the initial transaction price allocation because the consideration and performance were contingent upon Neurocrine Biosciences requesting performance of the services and these services were priced at an estimated fair value. During the three and six months ended June 30, 2022, the Company recognized $536 and $1,806 of revenue, respectively, for research and development services provided.

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

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $1,667,500, comprised of up to $1,067,500 in additional development and regulatory milestone payments related to NBI-921352 and other licensed Nav1.6 or Nav1.2/1.6 inhibitor products, and up to $600,000 in additional sales-based milestone payments for multiple products. In addition, the Company is eligible to receive royalties on net sales in and outside the U.S., ranging from (a) for NBI-921352, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (b) for DTCs, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (c) for Research Compounds, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively. Royalty rates are subject to customary reductions. These additional amounts will be recognized as determinable. The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of June 30, 2023.

10.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through June 30, 2023, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order related to the XEN1101 program include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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
•
our future financial performance; and
•
the direct and indirect impact of pandemics, epidemics and other public health crises on our business and operations, including supply chain, manufacturing, research and development costs, clinical trial conduct, clinical trial data and employees.

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

XEN1101 for Major Depressive Disorder

Based on promising pre-clinical data with XEN1101 and published clinical data generated using ezogabine, we are evaluating the clinical efficacy, safety and tolerability of XEN1101 administered as monotherapy in patients with MDD in a Phase 2 clinical trial called X-NOVA. Designed as a randomized, double-blind, placebo-controlled, multicenter clinical study, the primary objective is to assess the efficacy of XEN1101 compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the Montgomery-Åsberg Depression Rating Scale, or MADRS, score change through week six. Patient enrollment has been completed in the X-NOVA study, with topline results anticipated in late November to mid-December of this year.

In addition, we are collaborating with the Icahn School of Medicine at Mount Sinai to support an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of XEN1101 for the treatment of MDD in approximately 60 subjects.

NBI-921352

We have an ongoing collaboration with Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a selective Nav1.6 sodium channel inhibitor. Neurocrine Biosciences has completed patient enrollment in a Phase 2 clinical trial evaluating NBI-921352 in adult patients with focal onset seizures, with data expected in the fourth quarter of this year. In addition, a Phase 2 clinical trial is underway evaluating NBI-921352 in patients aged between 2 and 21 years with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE. Pursuant to the terms of the agreement, we have the potential to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the six months ended June 30, 2023 and 2022, we recognized revenue of nil and $9.3 million, respectively, in connection with our agreement with Neurocrine Biosciences. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $89.2 million and $50.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $571.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

The following table is a summary of revenue recognized for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Neurocrine Biosciences:
Recognition of the transaction price	$—	$—	$—	$372
Research and development services	—	536	—	1,806
Milestone payments	—	—	—	7,124
Total revenue	$—	$536	$—	$9,302

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

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$44,040	$22,146	$83,556	$41,506
General and administrative	11,584	8,705	21,119	15,480
Total operating expenses	$55,624	$30,851	$104,675	$56,986

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

•
revenue recognition;
•
research and development costs; and
•
stock-based compensation.

There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 1, 2023. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the three and six months ended June 30, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022	Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
Revenue	$—	$536	$(536)	$—	$9,302	$(9,302)
Research and development expenses	44,040	22,146	21,894	83,556	41,506	42,050
General and administrative expenses	11,584	8,705	2,879	21,119	15,480	5,639
Other:
Interest income	6,524	816	5,708	11,947	1,184	10,763
Unrealized fair value gain (loss) on trading securities	1,036	(1,288)	2,324	2,914	(4,650)	7,564
Foreign exchange gain (loss)	383	(411)	794	696	(112)	808
Loss before income taxes	$(47,681)	$(31,198)	$(16,483)	$(89,118)	$(51,262)	$(37,856)

Revenue

Revenue decreased by $0.5 million in the three months ended June 30, 2023, as compared to the same period in 2022. The decrease was due to recognition of $0.5 million of research and development services revenue under the Neurocrine Collaboration in 2022, whereas no research and development services were provided in 2023 as the research component of the collaboration ended in June 2022.

Revenue decreased by $9.3 million in the six months ended June 30, 2023, as compared to the same period in 2022. The decrease was due to recognition of a $7.1 million milestone and $1.8 million of research and development services revenue under the Neurocrine Collaboration in 2022, whereas no milestones were recognized in 2023 and the research component of the collaboration ended in June 2022.

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022	Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
Direct external costs:
XEN1101	$23,389	$5,609	$17,780	$44,489	$9,841	$34,648
XEN496	2,257	3,084	(827)	4,780	6,560	(1,780)
Pre-clinical, discovery and other programs	3,869	3,306	563	6,509	6,014	495
Indirect costs:
Personnel-related (including stock-based compensation)	11,411	7,896	3,515	22,144	14,964	7,180
Facilities and other unallocated research and development expenses	3,114	2,251	863	5,634	4,127	1,507
Total research and development expenses	$44,040	$22,146	$21,894	$83,556	$41,506	$42,050

Research and development expenses increased by $21.9 million and $42.1 million in the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increases were primarily attributable to our XEN1101 program and personnel-related costs due to increased headcount to support late-stage development and stock-based compensation expense due to an increase in the number of options granted at a higher fair value, partially offset by a decrease in spend on XEN496. The increase in spend on XEN1101 includes increased external costs driven by site initiation and patient enrollment in our Phase 3 epilepsy clinical trials as well as our ongoing X-NOVA Phase 2 MDD clinical trial. The decrease in spend on XEN496 was attributed to decreased external costs to support the EPIK clinical trial and open label extension as a result of our decision to no longer pursue the clinical development of XEN496.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022	Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$7,873	$5,518	$2,355	$14,828	$10,248	$4,580
Professional and consulting fees	1,955	1,748	207	3,640	2,642	998
Other	1,756	1,439	317	2,651	2,590	61
General and administrative	$11,584	$8,705	$2,879	$21,119	$15,480	$5,639

General and administrative expenses increased by $2.9 million and $5.6 million in the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increases were primarily attributable to personnel-related costs due to increased headcount to support our expanding research and development activities and stock-based compensation expense due to an increase in the number of options granted at a higher fair value. General and administrative expenses for the six months ended June 30, 2023 also included higher legal fees and market research costs.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and six months ended June 30, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022	Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
Other income (expense)	$7,943	$(883)	$8,826	$15,557	$(3,578)	$19,135

Other income (expense) increased by $8.8 million and $19.1 million in the three and six month periods ended June 30, 2023, respectively, as compared to the same periods in 2022. The increases were primarily attributable to a $5.7 million and $10.8 million increase in interest income for the three and six month periods ended June 30, 2023, respectively, due to an increase in market yields on investments and a higher balance of marketable securities. In addition, we recognized a $2.3 million and $7.6 million increase in the unrealized fair value gain on trading securities for the three and six month periods ended June 30, 2023, respectively, due to changes in market yields on trading securities, partially offset by a lower balance of trading securities.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through June 30, 2023, we have raised aggregate net cash proceeds of more than $1.0 billion primarily from the issuance of equity securities. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $652.2 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated and a new prospectus supplement was filed with the SEC on March 1, 2022, or the March 2022 ATM, pursuant to which we may sell common shares having gross proceeds of up to $250.0 million, from time to time. As of June 30, 2023, no common shares have been sold under the March 2022 ATM.

Funding Requirements

We have incurred significant operating losses since inception. As of June 30, 2023, we had an accumulated deficit of $571.9 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; hire and retain additional personnel; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(67,632)	$(35,296)
Net cash provided by (used in) investing activities	74,524	(47,571)
Net cash provided by financing activities	—	277,766

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities totaled $67.6 million, compared to $35.3 million for the same period in 2022. The increase in cash used in operating activities was primarily related to higher research and development and general and administrative expenses, and no revenue recognized in connection with the Neurocrine Collaboration in 2023. This was partially offset by higher interest income and changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities totaled $74.5 million, compared to net cash used of $47.6 million for the same period in 2022. The change was driven primarily by an increase in the redemption of marketable securities, net of purchases. This was partially offset by an increase in the purchases of property, plant and equipment.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was nil, compared to $277.8 million for the same period in 2022. The cash provided by financing activities during the six months ended June 30, 2022 was primarily related to net proceeds from the issuance of common shares and pre-funded warrants.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2022 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 1, 2023.

As of June 30, 2023, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of August 4, 2023, we had 64,145,523 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 1,828,854 common shares, outstanding stock options to purchase an additional 8,771,299 common shares and an outstanding warrant to purchase an additional 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of June 30, 2023, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $616.9 million and Canadian dollar denominated cash and cash equivalents of CAD$46.8 million.

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

Interest rate sensitivity

As of June 30, 2023, we had cash and cash equivalents and marketable securities of $652.2 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $3.0 million decrease in the fair value of our marketable securities as of June 30, 2023. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on our interest income. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2023; however, operating expenses may continue to increase in future periods due to inflation.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a potential product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $89.2 million and $50.8 million for the six months ended June 30, 2023 and 2022, respectively, and an accumulated deficit of $571.9 million as of June 30, 2023, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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

As of June 30, 2023, approximately 5% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

If one or more of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with other anti-seizure medications, or ASMs, or one another. These currently commonly prescribed ASMs, among others, include brivaracetam, carbamazepine, cenobamate, clobazam, eslicarbazepine acetate, ethosuximide, gabapentin, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenytoin, topiramate, and valproate. The FDA has not yet approved any drug products specifically for SCN8A-DEE. There are other ASMs in development that could potentially compete with our products, including products in development from Biohaven Ltd, Cerevel Therapeutics Holdings, Inc., Eliem Therapeutics, Inc., H. Lundbeck A/S, Janssen Pharmaceuticals, Inc., Neuro3 Therapeutics, Inc., Neurocrine Biosciences, Praxis Precision Medicines, Inc., SK Life Science Inc., Supernus Pharmaceuticals, Inc., and Zhimeng Biopharma, Inc. To the extent that we are unable to compete effectively against one or more of our competitors in these areas, our business will not grow and our financial condition, results of operations and the market price of our common shares may suffer.

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
•
business interruptions resulting from geopolitical actions, including war, civil and political unrest (such as the ongoing conflict between Russia and Ukraine) and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•
supply and other disruptions resulting from the impact of public health pandemics or epidemics on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

If we are unable to successfully manage these risks associated with cross-border and international activities, our business could be materially harmed.

Pandemics, epidemics and other public health crises, may materially and adversely affect our business, financial condition and results of operations.

Pandemics, epidemics and other public health crises, including a potential resurgence of COVID-19 cases, may materially and adversely affect our business, financial condition and results of operations in several ways. For example, because our supply chain for raw materials, drug substance and drug product is worldwide, it could be subject to significant disruptions. There may be related restrictions on the export, import or shipment of raw materials, drug substance or drug product that could materially delay our business or clinical trials. In addition, our ability to initiate clinical sites and enroll patients globally may be negatively impacted by pandemics, epidemics and other public health crises.

For example, with the emergence of additional COVID-19 variants, there is a risk that COVID-19 infections could affect a sizable number of employees at the same time, which could in turn significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, clinical trial drug product, supplies or services.

While restrictions relating to the COVID-19 pandemic have, in large part, been eased or removed in many jurisdictions, a resurgence in COVID-19 cases or other pandemics, epidemics and other public health crises may negatively impact our business operations, financial position, operating results and liquidity, as well as the overall economy and such impacts may be material.

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
•
unforeseen disruptions, caused by man-made or natural disasters, public health pandemics or epidemics, civil unrest or military conflict, or other business interruptions; and
•
governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.

These risks and uncertainties could impact any of our, or our collaborators’, clinical programs and any of the clinical, regulatory or operational events described above could change our, or our collaborators’, planned clinical and regulatory activities. For example, we previously experienced a significant reduction in the rate of new patient enrollment in our X-TOLE trial due to the COVID-19 pandemic. While we were able to complete recruitment for this trial, we cannot be certain that a resurgence in COVID-19 cases or other outbreaks will not negatively impact other trials in the future. Further challenges in enrolling and retaining patients in our clinical trials, including in our XEN1101 Phase 3 program, whether as a result of pandemics, geopolitical events, or for any other reasons, may further delay the trials or cause them to be discontinued.

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

On May 11, 2023, the U.S. federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. For example, in 2020 and 2021, the FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the termination of the COVID-19 public health emergency declaration in May 2023, although some COVID-19 related guidance documents continue in effect. The full impact of these policy changes and the wind-down of the public health emergency on the FDA and other regulatory policies and operations is unclear.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, adverse events in our X-TOLE clinical trial were generally mild or moderate in severity, however, there can be no guarantee that we will observe a similar tolerability profile of XEN1101 in our ongoing Phase 3 or other clinical trials or in other future clinical trials. Many compounds that initially showed promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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
•
the impact of pandemics, epidemics or other public health crises on our business and the macroeconomic environment;
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

On July 7, 2023, we issued an aggregate of 425,000 common shares, no par value per share (the “July Warrant Net Exercise Shares”), to pre-funded warrant holders upon the exercise of outstanding pre-funded warrants to purchase an aggregate of 425,004 common shares, no par value per share, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.0001 per share. The issuances of the July Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

10.1	Consent to Alterations Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective March 27, 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 9, 2023
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: August 9, 2023
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer