Form 10-Q
period 2023-09-30
Xenon Pharmaceuticals Inc.
filed 2023-11-08
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 65,429,711 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
•
We, or our collaborators, may find it difficult to enroll patients in our clinical trials which could delay or prevent the successful completion of clinical trials of our product candidates.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$99,574	$57,242
Marketable securities (note 5)	427,100	534,845
Accounts receivable	805	986
Prepaid expenses and other current assets	3,529	7,225
	531,008	600,298
Marketable securities, long-term (note 5)	112,407	128,682
Operating lease right-of-use asset, net (note 6)	9,497	10,406
Property, plant and equipment, net	10,236	6,500
Deferred tax assets	601	509
Prepaid expenses, long-term	7,344	7,751
Total assets	$671,093	$754,146

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 7)	$23,498	$22,214
Operating lease liability (note 6)	1,246	488
	24,744	22,702
Operating lease liability, long-term (note 6)	9,757	9,947
Total liabilities	$34,501	$32,649

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 65,002,249 (December 31, 2022 - 62,587,701) (note 8)	$1,121,968	$1,065,136
Additional paid-in capital	137,974	142,108
Accumulated deficit	(620,397)	(482,747)
Accumulated other comprehensive loss	(2,953)	(3,000)
Total shareholders' equity	$636,592	$721,497
Total liabilities and shareholders’ equity	$671,093	$754,146

Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue (note 9)	$—	$132	$—	$9,434

Operating expenses:
Research and development	42,880	29,431	126,436	70,937
General and administrative	12,804	8,829	33,923	24,309
	55,684	38,260	160,359	95,246
Loss from operations	(55,684)	(38,128)	(160,359)	(85,812)
Other income (expense):
Interest income	6,982	3,066	18,929	4,250
Unrealized fair value gain (loss) on trading securities	490	(294)	3,404	(4,944)
Foreign exchange gain (loss)	(407)	(2,381)	289	(2,493)
	7,065	391	22,622	(3,187)
Loss before income taxes	(48,619)	(37,737)	(137,737)	(88,999)
Income tax recovery	157	587	87	1,021
Net loss	(48,462)	(37,150)	(137,650)	(87,978)
Net loss attributable to preferred shareholders	—	—	—	(420)
Net loss attributable to common shareholders	$(48,462)	$(37,150)	$(137,650)	$(87,558)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (note 5)	$346	$(1,965)	$47	$(1,965)
Comprehensive loss	$(48,116)	$(39,115)	$(137,603)	$(89,943)

Net loss per common share (note 3):
Basic and diluted	$(0.73)	$(0.57)	$(2.09)	$(1.49)
Weighted-average common shares outstanding (note 3):
Basic and diluted	66,002,163	65,465,069	65,862,661	58,836,928

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	1,016,000	$7,732	51,634,752	$783,170	$117,495	$(357,374)	$(990)	$550,033
Net loss for the period	—	—	—	—	—	(19,670)	—	(19,670)
Issuance of common shares, net of issuance costs (note 8a)	—	—	258,986	7,876	—	—	—	7,876
Conversion of preferred shares to common shares (note 8b)	(1,016,000)	(7,732)	1,016,000	7,732	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,614	—	—	3,614
Issued pursuant to exercise of stock options	—	—	149,311	1,529	(1,529)	—	—	—
Balance as of March 31, 2022	—	$—	53,059,049	$800,307	$119,580	$(377,044)	$(990)	$541,853
Net loss for the period	—	—	—	—	—	(31,158)	—	(31,158)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 8a and note 8c)	—	—	9,098,362	260,503	9,387	—	—	269,890
Stock-based compensation expense	—	—	—	—	5,208	—	—	5,208
Issued pursuant to exercise of stock options	—	—	85,472	880	(880)	—	—	—
Balance as of June 30, 2022	—	$—	62,242,883	$1,061,690	$133,295	$(408,202)	$(990)	$785,793
Net loss for the period	—	—	—	—	—	(37,150)	—	(37,150)
Stock-based compensation expense	—	—	—	—	5,742	—	—	5,742
Issued pursuant to exercise of stock options	—	—	299,659	3,008	(2,309)	—	—	699
Other comprehensive loss (note 5)	—	—	—	—	—	—	(1,965)	(1,965)
Balance as of September 30, 2022	—	$—	62,542,542	$1,064,698	$136,728	$(445,352)	$(2,955)	$753,119

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	62,587,701	$1,065,136	$142,108	$(482,747)	$(3,000)	$721,497
Net loss for the period	—	—	—	—	—	(41,727)	—	(41,727)
Conversion of pre-funded warrants to common shares (note 8c)	—	—	425,000	7,379	(7,379)	—	—	—
Stock-based compensation expense	—	—	—	—	5,994	—	—	5,994
Issued pursuant to exercise of stock options	—	—	94,319	635	(635)	—	—	—
Other comprehensive income (note 5)	—	—	—	—	—	—	1,180	1,180
Balance as of March 31, 2023	—	$—	63,107,020	$1,073,150	$140,088	$(524,474)	$(1,820)	$686,944
Net loss for the period	—	—	—	—	—	(47,461)	—	(47,461)
Conversion of pre-funded warrants to common shares (note 8c)	—	—	425,000	7,379	(7,379)	—	—	—
Stock-based compensation expense	—	—	—	—	8,453	—	—	8,453
Issued pursuant to exercise of stock options	—	—	186,330	2,479	(2,479)	—	—	—
Other comprehensive loss (note 5)	—	—	—	—	—	—	(1,479)	(1,479)
Balance as of June 30, 2023	—	$—	63,718,350	$1,083,008	$138,683	$(571,935)	$(3,299)	$646,457
Net loss for the period	—	—	—	—	—	(48,462)	—	(48,462)
Issuance of common shares, net of issuance costs (note 8a)	—	—	855,685	29,508	—	—	—	29,508
Conversion of pre-funded warrants to common shares (note 8c)	—	—	425,000	9,383	(9,383)	—	—	—
Stock-based compensation expense	—	—	—	—	8,743	—	—	8,743
Issued pursuant to exercise of stock options	—	—	3,214	69	(69)	—	—	—
Other comprehensive income (note 5)	—	—	—	—	—	—	346	346
Balance as of September 30, 2023	—	$—	65,002,249	$1,121,968	$137,974	$(620,397)	$(2,953)	$636,592

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(137,650)	$(87,978)
Items not involving cash:
Depreciation	2,690	1,109
Deferred income tax recovery	(92)	(49)
Stock-based compensation	23,190	14,564
Unrealized foreign exchange (gain) loss	(753)	3,454
Unrealized fair value (gain) loss on trading securities	(3,404)	4,944
Changes in operating assets and liabilities:
Accounts receivable	424	242
Prepaid expenses and other current assets	4,103	(4,028)
Accounts payable and accrued expenses	1,630	2,044
Net cash used in operating activities	(109,862)	(65,698)

Investing activities:
Purchases of property, plant and equipment	(5,539)	(1,142)
Purchases of marketable securities	(417,319)	(436,393)
Proceeds from marketable securities	545,414	155,867
Net cash provided by (used in) investing activities	122,556	(281,668)

Financing activities:
Issuance of common shares and pre-funded warrants, net of issuance costs (note 8a and note 8c)	29,508	277,766
Issuance of common shares pursuant to exercise of stock options	—	699
Net cash provided by financing activities	29,508	278,465
Effect of exchange rate changes on cash and cash equivalents	130	(3,298)
Increase (decrease) in cash and cash equivalents	42,332	(72,199)
Cash and cash equivalents, beginning of period	57,242	175,688
Cash and cash equivalents, end of period	$99,574	$103,489

Supplemental disclosures:
Cash paid for operating lease	$1,219	$638
Cash received for lease incentives	1,265	—
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	3,183	4,085
Fair value of pre-funded warrants exercised	24,141	—
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period	226	—

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

The Company has incurred significant operating losses since inception. As of September 30, 2023, the Company had an accumulated deficit of $620,397 and a net loss of $137,650 for the nine months ended September 30, 2023. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

3.
Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes the Series 1 Preferred Shares as a separate class for the nine months ended September 30, 2022. The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period. In March 2022, the outstanding 1,016,000 Series 1 Preferred Shares were converted and exchanged for an equal number of common shares of the Company (note 8b).

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

For the three and nine months ended September 30, 2023 and 2022, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis. The level of the fair value hierarchy utilized to determine such fair values consisted of the following:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market fund	$99,574	$—	$—	$99,574	$57,242	$—	$—	$57,242
Marketable securities
Guaranteed investment certificates	7,383	—	—	7,383	14,953	—	—	14,953
U.S. treasuries	247,127	—	—	247,127	322,851	—	—	322,851
U.S. government securities	—	102,962	—	102,962	—	32,479	—	32,479
Commercial paper	—	85,041	—	85,041	—	150,560	—	150,560
Corporate debt securities	—	96,994	—	96,994	—	142,684	—	142,684
Total	$354,084	$284,997	$—	$639,081	$395,046	$325,723	$—	$720,769

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

As of September 30, 2023 and December 31, 2022, the Company does not hold any securities classified as Level 3.

5.
Marketable securities

As of September 30, 2023, the Company had $39,788 of trading securities and $499,719 of available-for-sale securities (December 31, 2022 – $276,642 and $386,885, respectively). Amortized cost, unrealized losses recognized in accumulated other comprehensive loss and fair value of available-for-sale securities consisted of the following:

	September 30, 2023			December 31, 2022
	Amortized Cost	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Loss	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$7,434	$(51)	$7,383	$14,953	$—	$14,953
U.S. treasuries	196,336	(928)	195,408	78,880	(837)	78,043
U.S. government securities	76,872	(314)	76,558	5,793	(20)	5,773
Commercial paper	85,114	(73)	85,041	150,560	—	150,560
Corporate debt securities	22,980	(58)	22,922	8,942	(68)	8,874
Contractual maturity of 1 to 3 years:
U.S. treasuries	29,435	(138)	29,297	60,354	(958)	59,396
U.S. government securities	26,682	(278)	26,404	26,741	(35)	26,706
Corporate debt securities	56,829	(123)	56,706	42,672	(92)	42,580
Total	$501,682	$(1,963)	$499,719	$388,895	$(2,010)	$386,885

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

The cost components of the operating leases were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Operating lease expense	$412	$238	$1,235	$714
Variable lease expense(1)	198	195	593	578
Lease Term and Discount Rate
Weighted average remaining lease term (years)	7.52	9.75	7.52	9.75
Weighted average discount rate	3.89%	3.42%	3.89%	3.42%

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of September 30, 2023 were as follows:

Year ending December 31:
2023	$406
2024	1,676
2025	1,743
2026	1,811
2027	1,797
2028 and thereafter	5,278
Total future minimum lease payments	$12,711
Less: imputed interest	(1,708)
Present value of lease liabilities	$11,003

7.
Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Trade payables	$6,097	$8,491
Employee compensation, benefits, and related accruals	5,851	5,823
Consulting and contracted research	10,506	7,148
Professional fees	937	411
Other	107	341
Total	$23,498	$22,214

8.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC ("Jefferies") and Stifel, Nicolaus & Company, Incorporated ("Stifel") and a new prospectus supplement was filed in March 2022 (“the March 2022 ATM") under which the Company may sell common shares having gross proceeds of up to $250,000, from time to time. In September 2023, the Company sold an aggregate of 855,685 common shares for proceeds of $29,508, net of commissions and transaction expenses.

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

(c)
Pre-funded warrants:

The following table summarizes the pre-funded warrants activity for the nine months ended September 30, 2023 and 2022:

	Date of issuance
	March 2021	October 2021	June 2022	Total
Outstanding, December 31, 2021	1,081,081	1,694,915	—	2,775,996
Issued	—	—	327,868	327,868
Exercised	—	—	—	—
Outstanding, September 30, 2022	1,081,081	1,694,915	327,868	3,103,864

Outstanding, December 31, 2022	1,081,081	1,694,915	327,868	3,103,864
Exercised	(1,081,081)	(193,929)	—	(1,275,010)
Outstanding, September 30, 2023	—	1,500,986	327,868	1,828,854

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

Since the pre-funded warrants meet the condition for equity classification, net proceeds from issuances of the pre-funded warrants are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder is recorded in common shares. During the three and nine months ended September 30, 2023, the Company issued 425,000 and 1,275,000 common shares, respectively, upon the exercise of 425,004 and 1,275,010 pre-funded warrants pursuant to a net exercise mechanism under the warrants. Pre-funded warrants to purchase 1,828,854 (September 30, 2022 – 3,103,864) common shares are not included in the number of issued and outstanding common shares as of September 30, 2023.

(d)
Stock-based compensation:

The following table presents stock option activity for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding, beginning of period	8,681,808	7,234,460	7,117,782	5,638,232
Granted	363,200	102,000	2,457,173	2,079,845
Exercised(1)	(6,351)	(369,334)	(398,097)	(718,472)
Forfeited, cancelled or expired	(32,416)	(21,357)	(170,617)	(53,836)
Outstanding, end of period	9,006,241	6,945,769	9,006,241	6,945,769
Exercisable, end of period	4,618,002	3,391,011	4,618,002	3,391,011
(1)
During the nine months ended September 30, 2023, no stock options were exercised for cash (2022 – 65,844). In the same period, the Company issued 283,863 (2022 – 468,598) common shares for the cashless exercise of 398,097 (2022 – 652,628) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average risk-free interest rate	4.26%	3.20%	3.91%	2.19%
Expected volatility	68%	70%	69%	70%
Average expected term (in years)	5.13	4.92	5.99	6.15
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$22.85	$21.63	$22.59	$19.40

9.
Revenue:

Revenue was as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Neurocrine Biosciences:
Recognition of the transaction price	$—	$—	$—	$372
Research and development services	—	132	—	1,938
Milestone payments	—	—	—	7,124
Total revenue	$—	$132	$—	$9,434

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

The Neurocrine Collaboration Agreement also includes research and development services for the Research Program and Initial Development Program to be performed on behalf of Neurocrine Biosciences. These services were excluded from the initial transaction price allocation because the consideration and performance were contingent upon Neurocrine Biosciences requesting performance of the services and these services were priced at an estimated fair value. During the three and nine months ended September 30, 2022, the Company recognized $132 and $1,938 of revenue, respectively, for research and development services provided.

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

The Company is eligible to receive pre-commercial and commercial milestone payments with respect to the licensed products totaling up to an additional $1,667,500, comprised of up to $1,067,500 in additional development and regulatory milestone payments related to NBI-921352 and other licensed Nav1.6 or Nav1.2/1.6 inhibitor products, and up to $600,000 in additional sales-based milestone payments for multiple products. In addition, the Company is eligible to receive royalties on net sales in and outside the U.S., ranging from (a) for NBI-921352, a low double-digit percentage to a mid-teen percentage and a high-single digit percentage to low double-digit percentage, respectively; (b) for DTCs, a high-single digit percentage to a low double-digit percentage and a mid-single digit percentage to a high-single digit percentage, respectively; and (c) for Research Compounds, a mid-single digit percentage to a high-single digit percentage and a tiered mid-single digit percentage, respectively. Royalty rates are subject to customary reductions. These additional amounts will be recognized as determinable. The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of September 30, 2023.

10.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through September 30, 2023, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order related to the XEN1101 program include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

XEN1101 for Epilepsy (Focal Onset Seizures)

Our XEN1101 Phase 3 epilepsy program includes two identical Phase 3 clinical trials, called X-TOLE2 and X-TOLE3, that are designed closely after the Phase 2b X-TOLE clinical trial. These multicenter, randomized, double-blind, placebo-controlled trials are evaluating the clinical efficacy, safety, and tolerability of 15 mg or 25 mg of XEN1101 administered as adjunctive treatment in approximately 360 patients per study with focal onset seizures, or FOS. The primary efficacy endpoint is the median percent change, or MPC, in monthly seizure frequency from baseline through the double-blind period, or DBP, of XEN1101 compared to placebo. We anticipate that patient enrollment in X-TOLE2 will be completed in the second half of 2024.

XEN1101 for Epilepsy (Primary Generalized Tonic-Clonic Seizures)

Our Phase 3 X-ACKT clinical trial is intended to support potential regulatory submissions in an additional epilepsy indication of primary generalized tonic-clonic seizures, or PGTCS. This multicenter, randomized, double-blind, placebo-controlled study is evaluating the clinical efficacy, safety, and tolerability of 25 mg of XEN1101 administered as adjunctive treatment in approximately 160 patients with PGTCS. The primary efficacy endpoint is the MPC in monthly PGTCS frequency from baseline through the DBP of XEN1101 compared to placebo.

XEN1101 for Epilepsy (Open-Label Extension)

Upon completion of the DBP in X-TOLE2, X-TOLE3, or X-ACKT, eligible patients may enter an open-label extension, or OLE, study for up to three years. In addition, the ongoing X-TOLE Phase 2b OLE continues to generate important long-term data for XEN1101.

XEN1101 for Major Depressive Disorder

Based on promising pre-clinical data with XEN1101 and published clinical data generated using ezogabine, we are evaluating the clinical efficacy, safety and tolerability of 10 mg or 20 mg of XEN1101 administered as monotherapy in patients with MDD in a Phase 2 clinical trial called X-NOVA. Designed as a randomized, double-blind, placebo-controlled, multicenter clinical study, the primary objective is to assess the efficacy of XEN1101 compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the Montgomery-Åsberg Depression Rating Scale, or MADRS, score change through week six. Patient enrollment has been completed in the X-NOVA study, with topline results anticipated in late November to mid-December of this year.

In addition, we are collaborating with the Icahn School of Medicine at Mount Sinai to support an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of XEN1101 for the treatment of MDD in approximately 60 subjects.

NBI-921352

We have an ongoing collaboration with Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a selective Nav1.6 sodium channel inhibitor. Neurocrine Biosciences has completed patient enrollment in a Phase 2 clinical trial evaluating NBI-921352 in adult patients with focal onset seizures, with data expected in November. In addition, a Phase 2 clinical trial is underway evaluating NBI-921352 in patients aged between 2 and 21 years with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE. Pursuant to the terms of the agreement, we have the potential to receive certain clinical, regulatory, and commercial milestone payments, as well as future sales royalties.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the nine months ended September 30, 2023, we did not recognize any revenue in connection with our agreement with Neurocrine Biosciences, as compared to revenue of $9.4 million recognized in the comparative period. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $137.7 million and $88.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $620.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

The following table is a summary of revenue recognized for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Neurocrine Biosciences:
Recognition of the transaction price	$—	$—	$—	$372
Research and development services	—	132	—	1,938
Milestone payments	—	—	—	7,124
Total revenue	$—	$132	$—	$9,434

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

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$42,880	$29,431	$126,436	$70,937
General and administrative	12,804	8,829	33,923	24,309
Total operating expenses	$55,684	$38,260	$160,359	$95,246

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

•
revenue recognition;
•
research and development costs; and
•
stock-based compensation.

There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on March 1, 2023. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the three and nine months ended September 30, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022	Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
Revenue	$—	$132	$(132)	$—	$9,434	$(9,434)
Research and development expenses	42,880	29,431	13,449	126,436	70,937	55,499
General and administrative expenses	12,804	8,829	3,975	33,923	24,309	9,614
Other:
Interest income	6,982	3,066	3,916	18,929	4,250	14,679
Unrealized fair value gain (loss) on trading securities	490	(294)	784	3,404	(4,944)	8,348
Foreign exchange gain (loss)	(407)	(2,381)	1,974	289	(2,493)	2,782
Loss before income taxes	$(48,619)	$(37,737)	$(10,882)	$(137,737)	$(88,999)	$(48,738)

Revenue

Revenue decreased by $0.1 million in the three months ended September 30, 2023, as compared to the same period in 2022. The decrease was due to recognition of $0.1 million of research and development services revenue under the Neurocrine Collaboration in 2022, whereas no research and development services were provided in 2023 as the research component of the collaboration ended in June 2022.

Revenue decreased by $9.4 million in the nine months ended September 30, 2023, as compared to the same period in 2022. The decrease was due to recognition of a $7.1 million milestone and $1.9 million of research and development services revenue under the Neurocrine Collaboration in 2022, whereas no milestones were recognized in 2023 and the research component of the collaboration ended in June 2022.

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022	Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
Direct external costs:
XEN1101	$23,285	$11,933	$11,352	$67,774	$21,774	$46,000
XEN496	328	3,264	(2,936)	5,108	9,824	(4,716)
Pre-clinical, discovery and other programs	4,412	3,978	434	10,921	9,992	929
Indirect costs:
Personnel-related (including stock-based compensation)	11,571	8,269	3,302	33,715	23,233	10,482
Facilities and other unallocated research and development expenses	3,284	1,987	1,297	8,918	6,114	2,804
Research and development expenses	$42,880	$29,431	$13,449	$126,436	$70,937	$55,499

Research and development expenses increased by $13.4 million and $55.5 million in the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increases were primarily attributable to direct external costs related to our XEN1101 program as well as personnel-related costs due to increased headcount to support late-stage development and stock-based compensation expense due to an increase in the number of options granted at a higher fair value, partially offset by a decrease in spend on XEN496. The increase in spend on XEN1101 includes increased external costs driven by site initiation and patient enrollment in our Phase 3 epilepsy clinical trials as well as our ongoing X-NOVA Phase 2 MDD clinical trial. The decrease in spend on XEN496 was attributed to decreased external costs to support the EPIK clinical trial and open label extension as a result of our decision to no longer pursue the clinical development of XEN496.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022	Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$8,681	$6,237	$2,444	$23,509	$16,485	$7,024
Professional and consulting fees	2,626	1,572	1,054	6,266	4,214	2,052
Other	1,497	1,020	477	4,148	3,610	538
General and administrative expenses	$12,804	$8,829	$3,975	$33,923	$24,309	$9,614

General and administrative expenses increased by $4.0 million and $9.6 million in the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increases were primarily attributable to personnel-related costs due to increased headcount to support our expanding research and development activities and stock-based compensation expense due to an increase in the number of options granted at a higher fair value as well as higher professional and consulting fees.

Other Income (Expense)

The following table summarizes our other income (expense) for the three and nine months ended September 30, 2023 and 2022 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022	Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
Interest income	$6,982	$3,066	$3,916	$18,929	$4,250	$14,679
Unrealized fair value gain (loss) on trading securities	490	(294)	784	3,404	(4,944)	8,348
Foreign exchange gain (loss)	(407)	(2,381)	1,974	289	(2,493)	2,782
Other income (expense)	$7,065	$391	$6,674	$22,622	$(3,187)	$25,809

Other income (expense) increased by $6.7 million and $25.8 million in the three and nine month periods ended September 30, 2023, respectively, as compared to the same periods in 2022. The increases were primarily attributable to a $3.9 million and $14.7 million increase in interest income for the three and nine month periods ended September 30, 2023, respectively, due to an increase in market yields on investments. In addition, there was a $0.8 million and $8.3 million increase in the unrealized fair value gain on trading securities for the three and nine month periods ended September 30, 2023, respectively, due to changes in market yields on trading securities, partially offset by a lower balance of trading securities. There was also a $2.0 million and $2.8 million change in the foreign exchange gain (loss) for the three and nine month periods ended September 30, 2023, respectively, due to fluctuations in the value of the Canadian dollar and a lower balance of cash and cash equivalents denominated in Canadian dollars.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through September 30, 2023, we have raised aggregate net cash proceeds of more than $1.1 billion primarily from the issuance of equity securities. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $639.1 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated and a new prospectus supplement was filed with the SEC on March 1, 2022, or the March 2022 ATM, pursuant to which we may sell common shares having gross proceeds of up to $250.0 million, from time to time. As of September 30, 2023, an aggregate of 855,685 common shares have been sold for proceeds of $29.5 million, net of commissions and transaction expenses.

Funding Requirements

We have incurred significant operating losses since inception. As of September 30, 2023, we had an accumulated deficit of $620.4 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; hire and retain additional personnel; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our estimates and assumptions may prove to be wrong, and we will require additional capital to meet operational needs and capital requirements. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials remains uncertain. Further, inflation may affect our use of capital resources by increasing our cost of labor and research and development expenses. Our long-term funding requirements will consist of operational, capital, and manufacturing expenditures, including those contractual commitments described below. Because of the inherent risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our long-term anticipated pre-clinical studies and clinical trials.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(109,862)	$(65,698)
Net cash provided by (used in) investing activities	122,556	(281,668)
Net cash provided by financing activities	29,508	278,465

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities totaled $109.9 million, compared to $65.7 million for the same period in 2022. The increase in cash used in operating activities was primarily related to higher research and development and general and administrative expenses, and no revenue recognized in connection with the Neurocrine Collaboration in 2023. This was partially offset by higher interest income and changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities totaled $122.6 million, compared to net cash used of $281.7 million for the same period in 2022. The change was driven primarily by an increase in the redemption of marketable securities, net of purchases. This was partially offset by an increase in the purchases of property, plant and equipment.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities totaled $29.5 million, compared to $278.5 million for the same period in 2022. The decrease in cash provided by financing activities was primarily related to net proceeds of $29.5 million from the issuance of common shares during the nine months ended September 30, 2023 as compared to $277.8 million from the issuance of common shares and pre-funded warrants during the same period in 2022.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2022 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on March 1, 2023.

As of September 30, 2023, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of November 3, 2023, we had 65,429,711 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 1,403,851 common shares, outstanding stock options to purchase an additional 9,038,175 common shares and an outstanding warrant to purchase an additional 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of September 30, 2023, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $609.8 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$39.8 million.

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

Interest rate sensitivity

As of September 30, 2023, we had cash and cash equivalents and marketable securities of $639.1 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, increase in interest rates would have resulted in approximately a $2.9 million decrease in the fair value of our marketable securities as of September 30, 2023. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on our interest income. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2023; however, operating expenses may continue to increase in future periods due to inflation.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a potential product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $137.7 million and $88.0 million for the nine months ended September 30, 2023 and 2022, respectively, and an accumulated deficit of $620.4 million as of September 30, 2023, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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

As of September 30, 2023, approximately 5% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

If one or more of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with other anti-seizure medications, or ASMs, or one another. These currently commonly prescribed ASMs, among others, include brivaracetam, carbamazepine, cenobamate, clobazam, eslicarbazepine acetate, ethosuximide, gabapentin, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenytoin, topiramate, and valproate. The FDA has not yet approved any drug products specifically for SCN8A-DEE. There are other ASMs in development that could potentially compete with our products, including products in development from Biohaven Ltd., Cerevel Therapeutics Holdings, Inc., Equilibre Biopharmaceuticals Corp., J&J Innovative Medicine, Neuro3 Therapeutics, Inc., Neurocrine Biosciences, Praxis Precision Medicines, Inc., SK Life Science Inc., Supernus Pharmaceuticals, Inc., and Zhimeng Biopharma, Inc. To the extent that we are unable to compete effectively against one or more of our competitors in these areas, our business will not grow and our financial condition, results of operations and the market price of our common shares may suffer.

We have no marketed proprietary products and have not yet completed clinical development beyond Phase 2 clinical trials, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

As a company, we have no previous experience in completing a Phase 3 clinical trial and related regulatory requirements including a New Drug Application, or NDA, or equivalent submission, or the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval, manufacture drug substance or drug product on a registrational and commercial scale or arrange for a third-party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates. To execute on our business plan for the development of independent programs, we will need to successfully:

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

To date, we have not experienced any material impact to our business, financial position or operations resulting from cyberattacks or other information security incidents; however, because of frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted in the future. Moreover, the prevalent use of mobile devices that access confidential information, widespread use of cloud-based applications with remote data centers, and ability to work remotely all increase the risk of security breaches and incidents. These risks may be heightened due to the increasing number of our and our vendors’ and contractors’ personnel working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. While we have implemented security measures, our computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, and contract research organizations, or CROs, and their vendors and contractors remain potentially vulnerable to these events and there can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches. In addition, regulators are considering new cybersecurity regulations. Complying with changes in SEC disclosure rules regarding cybersecurity risk management, strategy, governance and incident reporting could be time-intensive and costly, resulting in a material adverse effect on our business.

A variety of risks associated with international operations could materially harm our business.

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we operate and plan to operate outside the U.S., including those countries outside the U.S. in which we are conducting clinical trials. As we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

•
different regulatory requirements for conducting clinical trials, registering and maintaining approval of drugs in foreign countries;
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
•
business interruptions resulting from geopolitical actions, including war, civil and political unrest and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•
supply and other disruptions resulting from the impact of public health pandemics or epidemics on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

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

While restrictions relating to the COVID-19 pandemic have been eased or removed in many jurisdictions, a resurgence in COVID-19 cases or other pandemics, epidemics and other public health crises may negatively impact our business operations, financial position, operating results and liquidity, as well as the overall economy and such impacts may be material.

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

The results of pre-clinical studies, either generated by us, such as for XEN901 (licensed to Neurocrine Biosciences and is now known as NBI-921352), by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases or disorders under study lack established clinical endpoints, validated measures of efficacy, as is often the case with disorders for which no drugs have been developed previously and where the product candidates target novel mechanisms. For example, to our knowledge, NBI-921352 is the first selective Nav1.6 sodium channel inhibitor being developed for the treatment of epilepsy and therefore standard pre-clinical models may not be predictive of clinical efficacy due to its novel molecular mechanism.

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

We, or our collaborators, may find it difficult to enroll patients in our clinical trials which could delay or prevent the successful completion of clinical trials of our product candidates.

We, or our collaborators, may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete clinical trials in a timely manner, or at all. Patient enrollment for clinical trials is affected by factors including:

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

The results of any Phase 3 or other pivotal clinical trials may not be adequate to support marketing approval. These clinical trials are lengthy and usually involve many hundreds to thousands of patients. Clinical trials can also be lengthy due to the challenge of identifying patients. Even if patients are successfully identified, they may fail screening criteria including baseline seizure burden for epilepsy clinical trials and, as a result, not be enrolled in the trial. Any challenges associated with identifying, screening and/or enrolling patients in our trials may extend the time needed to complete our clinical trials or require additional sites to be initiated in order to achieve target enrollment numbers and to complete our clinical trials, which may increase the cost of our operations and/or delay the timing of our regulatory approval. In addition, if the FDA, EMA or another foreign regulator disagrees with our, or our collaborators’, choice of the key testing criterion, or primary endpoint, or if the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA or other foreign regulators also may require additional clinical trials as a condition for approving any of these product candidates.

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

In addition, the FDA, EMA or other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, or CTIS, a new clinical trial portal and database that will be maintained by the European Medicines Agency, or EMA, in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. The CTR authorizes EU Member States to regulate certain aspects of clinical trials at the national level. To the extent an EU Member State where we plan to conduct any of our clinical trials is slow to adopt CTIS or implements other regulatory changes at the national level, or technical issues are encountered with the CTIS system and/or process, our clinical trial may be delayed in such EU Member State, and our costs may be increased. The main legislation that applies to clinical trials in the UK is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the EU Clinical Trials Directive into domestic law. The UK has implemented the Integrated Research Application System, which allows a single application to be reviewed by both the Medicines and Healthcare products Regulatory Agency and a research ethics committee at the same time. Requirements and obligations that relate to the conduct of clinical trials in the UK remain largely aligned with the EU position. Complying with changes in regulatory requirements in different jurisdictions can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans, including our XEN1101 Phase 3 epilepsy program, may be impacted.

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
•
our ability to recruit and retain adequate numbers of qualified sales and marketing personnel or develop alternative sales channels;
•
the ability of our products to secure acceptance from physicians, healthcare providers, patients, third-party payers and the medical community including identifying an adequate number of physicians and patients;
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

We, our CROs and CMOs are required to comply with current good laboratory practices, or cGLP, cGCP and cGMP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these regulations through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or CMOs fail to comply with these applicable regulations, the clinical data generated in our non-clinical studies and clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, EMA or another foreign regulatory authority may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA, EMA or another foreign regulatory authority could determine that any of our clinical trials fail or have failed to comply with applicable cGCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, EMA and other foreign regulatory authorities, and our clinical trials may require a large number of test subjects. Our failure to comply with cGLP, cGCP and cGMP regulations may require us to repeat clinical trials or manufacture additional batches of drug, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs or CMOs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or if this is asserted or reported to have occurred.

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

Global credit and financial markets have at times experienced extreme disruptions, including most recently in connection with the COVID-19 pandemic, characterized by increased market volatility, increased rates of inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Similarly, the current conflicts between Ukraine and Russia and in the Middle East, as well as recent failures in the global banking sector have created volatility in the capital markets and are expected to have further global economic consequences. Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, was closed and placed in receivership and, subsequently, additional financial institutions have been placed into receivership. There is no guarantee that the U.S. government or governments in other jurisdictions will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that the U.S. government or governments in other jurisdictions would do so in a timely fashion. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, including as a result of a resurgence of COVID-19, political unrest or war, or further instability of the global banking sector, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

On October 4, 2023, we issued an aggregate of 425,000 common shares, no par value per share (the “October Warrant Net Exercise Shares”), to pre-funded warrant holders upon the exercise of outstanding pre-funded warrants to purchase an aggregate of 425,003 common shares, no par value per share, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.0001 per share. The issuances of the October Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

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

Date: November 8, 2023
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: November 8, 2023
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer