Form 10-K
period 2023-12-31
Xenon Pharmaceuticals Inc.
filed 2024-02-29
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on The Nasdaq Global Market on June 30, 2023, was approximately $2,443.4 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares of the Registrant outstanding as of February 26, 2024 was 75,432,482.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2023.

Auditor Firm Id:	85	Auditor Name:	KPMG LLP	Auditor Location:	Vancouver, BC, Canada

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

i

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements under applicable law. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•
our ability to identify additional products or product candidates either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•
the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies and clinical trials;
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
•
the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidates and our ability to serve those markets, either alone or in partnership with others;
•
the rate and degree of market acceptance and clinical utility of any future products;
•
the pricing and reimbursement of our product candidates, if approved;
•
our expectations regarding federal, state and foreign regulatory requirements;
•
our ability to establish and maintain collaborations;
•
our expectations regarding macroeconomic and market risk, including interest rate changes and foreign currency fluctuations;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to engage and retain the employees required to grow our business;
•
our future financial performance; and
•
the direct and indirect impact of public health emergencies on our business and operations, including supply chain, manufacturing, research and development costs, clinical trial conduct, clinical trial data and employees.

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

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including the Xenon logo and other trademarks or service marks of Xenon. Other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K belong to their respective holders.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:

•
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We will need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product discovery and development programs or commercialization efforts or other operations.
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
•
The regulatory approval processes of the FDA, EMA and regulators in other foreign jurisdictions are lengthy, time-consuming and inherently unpredictable. If we, or our collaborators, are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, our business may be substantially harmed.
•
If we are unable to establish our own sales, marketing and distribution capabilities or enter into agreements for these purposes, we may not be successful in independently commercializing any future products.
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
•
We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed.
•
We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our products, product candidates or future products.
•
We may not be able to protect our intellectual property rights throughout the world.

•
Our business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure or other compromise of our systems and/or information, including information held by a third-party contractor or vendor.
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

Item 1. Business

We are a neuroscience-focused biopharmaceutical company committed to improving the lives of people living with neurological and psychiatric disorders. We are advancing a novel product pipeline to address areas of high unmet medical need, including epilepsy and depression. In addition to our proprietary product candidates, we also have partnered programs with academic and industry collaborators, including Neurocrine Biosciences, Inc., or Neurocrine Biosciences.

Our Strategy

Our goal is to build a fully-integrated and profitable biopharmaceutical company that discovers, develops, and commercializes innovative therapeutics to treat a range of neuroscience diseases.

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

Our Pipeline

Our Product Candidates

XEN1101

XEN1101 is a novel, potent Kv7 potassium channel opener being developed for the treatment of epilepsy, major depressive disorder, or MDD, and potentially other neurological disorders.

XEN1101 for Epilepsy (Focal Onset Seizures)

Our XEN1101 Phase 3 epilepsy program includes two identical Phase 3 clinical trials, called X-TOLE2 and X-TOLE3, that are designed closely after the Phase 2b X-TOLE clinical trial. These multicenter, randomized, double-blind, placebo-controlled trials are evaluating the clinical efficacy, safety, and tolerability of 15 mg or 25 mg of XEN1101 administered with food as adjunctive treatment in approximately 360 patients per study with focal onset seizures, or FOS. The primary efficacy endpoint is the median percent change, or MPC, in monthly seizure frequency from baseline through the double-blind period, or DBP, of XEN1101 compared to placebo. Xenon anticipates patient enrollment in X-TOLE2 will be completed in late 2024 to early 2025.

XEN1101 for Epilepsy (Primary Generalized Tonic-Clonic Seizures)

Our Phase 3 X-ACKT clinical trial is intended to support potential regulatory submissions in an additional epilepsy indication of primary generalized tonic-clonic seizures, or PGTCS. This multicenter, randomized, double-blind, placebo-controlled study is evaluating the clinical efficacy, safety, and tolerability of 25 mg of XEN1101 administered with food as adjunctive treatment in approximately 160 patients with PGTCS. The primary efficacy endpoint is the MPC in monthly PGTCS frequency from baseline through the DBP of XEN1101 compared to placebo.

XEN1101 for Epilepsy (Open-Label Extension)

Upon completion of the DBP in X-TOLE2, X-TOLE3, or X-ACKT, eligible patients may enter an open-label extension, or OLE, study for up to three years. In addition, the ongoing X-TOLE Phase 2b OLE, which has been extended from five years to seven years, continues to generate important long-term data for XEN1101.

Summary of XEN1101 Clinical Results in Epilepsy

Phase 1: Phase 1 studies conducted in healthy subjects suggested that XEN1101 was generally well tolerated in the doses examined, and its pharmacokinetic profile supported a once-daily dosing schedule with food and without the need for titration, which has been utilized in all Phase 2 and Phase 3 trials. We completed a Phase 1 clinical trial that evaluated the safety, tolerability and pharmacokinetic profile of both single ascending doses, or SAD, and multiple ascending doses, or MAD, of XEN1101 in healthy subjects. The XEN1101 Phase 1 results include data from six SAD cohorts ranging in dose from 5 to 30 mg (n=34, placebo=8), including a crossover food effect cohort (n=10) with a single 20 mg dose. MAD results included three cohorts ranging in once daily doses from 15 to 25 mg (n=18, placebo=6) including two cohorts of 15 mg evaluated in a fasted and fed state over 7 and 10 days, respectively, and one cohort of 25 mg evaluated in a fed state over 10 days. The majority of adverse events, or AEs, were mild or moderate, resolved spontaneously and were consistent with anti-seizure medications, or ASMs. There were no serious adverse events, deaths, or clinically significant delayed ventricular repolarization or laboratory findings. Phase 1 results suggest that XEN1101 is generally well tolerated in the doses examined (single doses of up to 30 mg and multiple doses of up to 25 mg once daily).

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

Phase 2b X-TOLE Clinical Trial: In October 2021, we announced topline results from the Phase 2b X-TOLE clinical trial, which was designed as a randomized, double-blind, placebo-controlled, multicenter study to evaluate the clinical efficacy, safety, and tolerability of 10 mg, 20 mg, or 25 mg of XEN1101 administered as once-daily adjunctive treatment with food in adult patients with focal epilepsy. The study included a total of 325 randomized and treated subjects in the safety population and 323 subjects in the modified intent-to-treat population for the efficacy analyses. Subjects had an average age of 40.8 ± 13.3 years, and 8.9%, 40.6%, or 50.5% of the subjects were on and continued taking one, two, or three stable background ASMs throughout the study, respectively, and failed a median of 6 previous ASMs prior to study entry. The median baseline seizure frequency across the study groups was approximately 13.5 seizures per month. Of the 285 subjects who completed the double-blind period, 96.5% entered the OLE to evaluate the long-term safety, tolerability, and effectiveness of XEN1101.

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

Additional sub-analyses were performed in patients with different baseline characteristics given that X-TOLE included a difficult-to-treat patient population as defined by the number of prior failed ASMs, concomitant ASMs on study, and baseline seizure burden. The table below outlines a sub-group analyses of median percent reduction in seizures within the 25 mg dose group, showing that there was a significant increase in seizure reduction in patients with less disease severity at baseline:

	XEN1101 25 mg Median reduction from baseline in monthly focal seizures frequency	Placebo
Overall in X-TOLE	52.8% (N=112)	18.2% (n=114)
Prior failed ASMs > 6	43.2% (n=45)	14.2% (n=47)
Prior failed ASMs < 6	58.3% (n=67)	20.5% (n=67)
Concomitant ASMs = 3	51.3% (n=54)	20.4% (n=56)
Concomitant ASMs < 2	59.7% (n=58)	14.4% (n=58)
Baseline seizures > 8.5 per month	50.8% (n=83)	18.2% (n=84)
Baseline seizures < 8.5 per month	70.6% (n=29)	18.8% (n=30)

In addition, an analysis of seizure reduction across seizure subtypes showed a median percent reduction in monthly focal seizure frequency of 86.9% (n=23) in ‘type 4’ focal seizures that lead to generalized tonic clonic seizures in the 25 mg dose group. A time-to-event analysis analyzing the time to reach the baseline monthly focal seizure count during the double-blind period showed a marked dose-dependent decrease in the rate of seizure recurrence when comparing XEN1101 to placebo.

These marked reductions in seizures were associated with statistically significant improvements in overall status, as assessed by physicians using the Clinical Global Impression of Change, or CGI-C, and by subject self-reporting using the Patient Global Impression of Change, or PGI-C, scales in the XEN1101 25 mg group, which are shown in the table below:

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

Additional Post Hoc Sub-Analyses of X-TOLE Data and Interim Open Label Extension (OLE) Data: In 2022 and 2023, we presented additional sub-group analyses of data from the XEN1101 Phase 2b X-TOLE clinical trial and interim data from the ongoing X-TOLE OLE.

Additional sub-analyses of the X-TOLE data suggest that the rapid onset of efficacy for XEN1101 was associated with starting at an effective, therapeutic dose. There was a statistically significant reduction in median seizure frequency within one week for all doses compared with placebo. Rapid onset of efficacy of XEN1101 was seen at week 1, with a dose-dependent reduction from baseline in median weekly seizure frequency of 39.1% (p<0.01, n=46), 41.5% (p=0.04, n=50) and 55.4% (p<0.001, n=110) in the 10 mg, 20 mg, and 25 mg groups, respectively, compared to placebo (20.2%, n=114).

Analyses of the interim OLE data show XEN1101 continues to be generally well-tolerated, yielding long-term efficacy at the 20 mg once-daily dose, with 60% retention at 24 months in the OLE, as of the analysis cutoff date of September 5, 2023. During OLE study months 18 to 30, there was a sustained monthly reduction in seizure frequency (78%–95% median percent change) from double-blind period baseline, and higher reductions were observed for patients who were receiving one to two ASMs at baseline compared to those receiving three ASMs. Seizure freedom for ≥3-month, ≥6-month, and ≥12-month consecutive durations was achieved in 37.5%, 22.2%, and 14.9% of all patients enrolled in the OLE (n=275), respectively. Seizure freedom for ≥3-month, ≥6-month, and ≥12-month consecutive durations was achieved in 56.4%, 34.5% and 23.6% of those patients with at least 24 months of treatment in the OLE (n=165), respectively. At 24 months in the OLE, clinically important improvements in the Quality of Life in Epilepsy Inventory-31 (QOLIE-31) subscales of Seizure Worry, Social Functioning, and Medication Effects were seen across all patients (n=162), with even greater improvements in the seizure-free group (n=39). In addition, quality-of-life improvements, as measured by the QOLIE-31, originally reported at year one were maintained or improved at year two of the X-TOLE OLE. No new safety signals were identified, and the clinical data analyzed to date indicates that XEN1101 continues to be generally well-tolerated in the OLE with AEs consistent with prior results and AEs seen with other anti-seizure medications. Based on the potential to continue to provide significant benefit to patients, we have extended the X-TOLE OLE from five to seven years.

About Epilepsy and Seizure Types

Epilepsy is a chronic neurologic disorder, the hallmark of which is recurrent, unprovoked and unpredictable seizures. Individuals are diagnosed with epilepsy if they have two unprovoked seizures (or one unprovoked seizure with the likelihood of recurrent seizures) that were not caused by a known and reversible medical condition. Seizures are generally described in two major groups: focal onset seizures, or FOS, and generalized onset seizures. FOS are the most common type of seizure experienced by people with epilepsy. FOS are localized within the brain and can either stay localized or spread to the entire brain, which is typically categorized as a secondarily generalized seizure. FOS account for approximately 60% of seizures in the U.S., which results in a total FOS patient population of approximately 1.8 million patients. Generalized onset seizures affect both sides of the brain or groups of cells on both sides of the brain at the same time. This term includes primary generalized tonic-clonic seizures, or PGTCS, absence seizures, and atonic seizures. Generalized onset seizures account for approximately 30% of seizures in the U.S., or approximately 0.9 million patients, of which the majority experience PGTCS. The remaining 10% of seizures in the U.S. are characterized as unknown onset seizures, which occurs when the beginning of the seizure is unknown. As more information is learned, unknown onset seizures may later be diagnosed as focal onset or generalized onset seizures.

Numerous ASMs are available for the treatment of seizures in the U.S., although there are fewer indicated for PGTCS. The treatment of an individual patient with FOS or PGTCS is currently focused on reduction of seizure frequency, with seizure freedom as the ultimate goal. Early treatment typically begins with monotherapy followed by increasing use of polypharmacy to manage patients with residual seizure burden. Despite the availability of multiple treatment options, up to 50% of patients are considered inadequately managed with initial lines of therapy warranting additional treatment options. For poorly managed patients, physicians increasingly turn to complementary mechanisms used as adjunctive therapy to control seizures. We believe there is a need for new, more effective and tolerable treatments for FOS and PGTCS that have rapid onset of action, unique mechanisms important in polypharmacy, are easy to take (for example, once-daily), and durable. Based on our market research, we believe XEN1101 could offer a compelling value proposition to address FOS and PGTCS, if approved.

XEN1101 for Major Depressive Disorder (MDD)

In November 2023, we reported topline results from the randomized, double-blind, placebo-controlled, Phase 2 proof-of-concept X-NOVA clinical trial, which evaluated the clinical efficacy, safety, and tolerability of 10 mg and 20 mg of XEN1101 taken once daily with food in 168 patients with moderate to severe major depressive disorder, or MDD. The primary objective was to assess the efficacy of XEN1101 compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the Montgomery-Åsberg Depression Rating Scale, or MADRS, score change through week 6.

We anticipate participating in an “end-of-Phase 2” meeting with the U.S. Food and Drug Administration, or FDA, in April 2024 to support the initiation of our late-stage XEN1101 clinical program in MDD, which will include three Phase 3 clinical trials, with the first Phase 3 study expected to begin in the second half of 2024. We are also evaluating other potential indications for the future development of XEN1101.

Summary of X-NOVA Efficacy Data in the DBP: The primary endpoint of the study was a change in MADRS at week 6. The mean reduction was 13.90 in the placebo group, 15.61 in the XEN1101 10 mg group and 16.94 in the XEN1101 20 mg group. A clear dose response and a clinically meaningful, but not statistically significant, 3.04 difference between placebo and the XEN1101 20 mg group (p=0.135) was observed. Statistical significance was achieved on the pre-specified endpoint of the Hamilton Depression Rating Scale, or HAM-D17, at week 6 with a mean reduction of 10.18 in the placebo group and 13.26 in the XEN1101 20 mg group (p=0.042). Statistical significance was achieved on the key secondary endpoint of a change in the Snaith-Hamilton Pleasure Scale, or SHAPS, measuring anhedonia at week 6 with a reduction of 5.30 in the placebo group and 7.77 in the XEN1101 20 mg group (p=0.046). Statistical significance was achieved in MADRS at week 1 with a mean reduction of 4.88 in the placebo group and 7.54 in the XEN1101 20 mg group (p=0.047) demonstrating early onset of efficacy. Statistical significance was achieved in reporting of at least minimally improved symptoms of depression as assessed by physicians using the Clinical Global Impression of Improvement, or CGI-I, (p=0.004) in the XEN1101 20 mg group compared to placebo.

Summary of X-NOVA Safety and Tolerability Data in the DBP: XEN1101 was well tolerated with similar rates of adverse events reported across all treatment arms. The most commonly reported TEAEs in the XEN1101 20 mg group included dizziness (17.9%), somnolence (10.7%), headache (8.9%) and disturbance in attention (8.9%), as compared to the placebo group which reported dizziness (7.3%), somnolence (1.8%), headache (12.7%) and disturbance in attention (0%). Rates of discontinuation were similar across all treatment arms and rates of discontinuation due to TEAEs were low with three patients in the XEN1101 20 mg group (5.4%), as compared to two patients in the placebo group (3.6%). No serious adverse events, or SAEs, were reported in the two XEN1101 treatment groups and there were two patients (3.6%) in the placebo group who experienced a treatment-emergent SAE. XEN1101 was not associated with notable weight gain, and patients did not report notable sexual dysfunction.

Investigator-Led Phase 2 Proof-of-Concept Study of XEN1101 in MDD

We are also collaborating with the Icahn School of Medicine at Mount Sinai to support an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of XEN1101 for the treatment of MDD in approximately 60 subjects. The primary objective of the study is to investigate the effect of XEN1101 on the brain reward circuit as measured by the change in bilateral ventral striatum activity as assessed by functional MRI, or fMRI. The secondary objectives are to test the effect of XEN1101 compared to placebo on clinical measures of depression and anhedonia using the MADRS and SHAPS, respectively.

About Major Depressive Disorder (MDD)

MDD is a common, chronic neurological disorder characterized by low mood, inability to feel pleasure, feelings of guilt and worthlessness, low energy, and other emotional and physical symptoms that last for two weeks or more, and which impairs social, occupational, educational, or other important functioning. MDD is highly prevalent and difficult to treat. According to the National Institutes of Health, an estimated 7.8% of U.S. adults (21.0 million) experience MDD each year, and of them approximately two-thirds had severe impairment associated with their depression. Results of the Sequenced Treatment Alternatives to Relieve Depression, or STAR*D trial, funded by the National Institute of Mental Health, indicate that nearly two-thirds of diagnosed and treated patients do not experience adequate treatment response with first-line therapy, and that the majority of these initial failures also fail second-line treatment, highlighting the need for new anti-depressant medications with novel mechanisms of action.

Intellectual Property Related to XEN1101

We have a comprehensive strategy in place to protect and expand the intellectual property portfolio that covers XEN1101. Importantly, two U.S. patents were issued in 2021 with claims covering: (1) distinct crystalline forms of XEN1101 drug substance and related pharmaceutical compositions, along with methods for their preparation and use; and (2) various methods of orally administering XEN1101 with or close to a meal. These U.S. patents are expected to expire in 2040 and 2039, respectively, absent any extensions of patent term. For a more detailed description of our intellectual property portfolio covering our pipeline of product candidates, see “—Intellectual Property” below.

New Pipeline Opportunities

Given our expertise in drug discovery, our efforts are concentrated on the identification of ion channel targets where we believe novel modulators might represent significant therapeutic advances. Expansion of our pipeline may come from our internal research efforts and through the acquisition or in-licensing of other external product candidates. The near-term focus is on internal development candidates targeting Kv7, Nav1.1 and Nav1.7. Additional updates will be provided as these pre-clinical drug candidates advance into clinical development.

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

NBI-921352 is being developed to treat pediatric patients with SCN8A developmental and epileptic encephalopathy, or SCN8A-DEE. A Phase 2 clinical trial is underway evaluating NBI-921352 in pediatric patients (aged between 2 and 21 years) with SCN8A-DEE. Neurocrine Biosciences has received orphan drug and rare pediatric disease designations from the FDA for NBI-921352 in SCN8A-DEE.

In November 2023, Neurocrine Biosciences reported that a Phase 2 clinical trial evaluating NBI-921352 in adult patients with FOS failed to demonstrate meaningful reduction in seizure frequency and that no further development with NBI-921352 in FOS is planned at this time.

Collaborations, Commercial and License Agreements

License and Collaboration Agreement with Neurocrine Biosciences, Inc.

In December 2019, as amended in January 2021 and February 2022, we entered into a license and collaboration agreement, or the Collaboration Agreement, with Neurocrine Biosciences to establish a collaboration under which the parties will identify, research and develop sodium channel inhibitors, including our clinical candidate XEN901, now known as NBI-921352, and certain preclinical candidates (“DTCs”) and research compounds which Neurocrine Biosciences will have the exclusive right to further develop and commercialize under the terms and conditions set forth in the Collaboration Agreement.

Neurocrine Biosciences has an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights for the research, development and commercialization of these compounds on a worldwide basis for the treatment, cure, diagnosis, prediction or prevention of any human disease or disorder, state, condition and/or malady, subject to certain exceptions set forth in the Collaboration Agreement. We also granted to Neurocrine Biosciences a non-exclusive, non-royalty-bearing, sublicensable license to certain of our intellectual property rights for the screening of compounds for identification as a Select Nav Inhibitor (as defined below) and for the research of certain compounds otherwise expressly excluded from the Collaboration Agreement, or the Excluded Compounds.

During the term of the Collaboration Agreement, other than the Excluded Compounds and otherwise in accordance with the terms of the Collaboration Agreement, neither we nor any of our respective affiliates are permitted to directly or indirectly research, develop, manufacture or commercialize a compound that, as its primary mechanism of action, binds to and inhibits voltage-gated sodium channels Nav1.2 and Nav1.6, such compound referred to as a Select Nav Inhibitor.

Each party is solely responsible for all costs such party incurs to conduct its activities under the development and research plans, provided that, with respect to NBI-921352 development and research activities, Neurocrine Biosciences reimburses us for certain full-time employees and out-of-pocket expenses incurred by us, and with respect to certain development activities related to certain DTCs, Neurocrine Biosciences may make agreed-upon reimbursements.

Except for the activities set forth in the development plans, Neurocrine Biosciences is solely responsible, at its sole cost and expense, for all development and manufacturing of the compounds and any pharmaceutical product that contains a compound, subject to the Co-Funding Option (as defined below). We will have the right to elect to co-fund the development of one product in the first indication that meets or exceeds a specified prevalence threshold, or a Major Indication, under such development plan and to receive a mid-single digit percentage increase in royalties owed on the net sales as calculated pursuant to the terms of the Collaboration Agreement, or Net Sales, of such products in the U.S., or the Co-Funding Option. If we exercise the Co-Funding Option, the parties will share equally all reasonable and documented costs and expenses that Neurocrine Biosciences incurs in connection with the development of such product in the applicable indication, except costs and expenses that are solely related to the development of such product for regulatory approval outside the U.S. We have not exercised this option as of December 31, 2023.

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

We entered into additional SPAs in September 2021 and January 2022 with Neurocrine Biosciences pursuant to which we issued and sold 275,337 and 258,986, respectively, of our Shares to Neurocrine Biosciences in private placements for aggregate purchase prices of $5.5 million ($19.9755 per share) and $8.25 million ($31.855 per share), respectively. The purchase price represented a 15% premium to our 30-day volume-weighted average price immediately prior to the public announcements.

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

In August 2020, we entered into an amendment to the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Upon execution of the amendment, we made a payment of $0.3 million to 1st Order. In February 2023, an additional $1.4 million was paid for the achievement of clinical and other milestones. We remain responsible for future potential payments of up to $6.0 million in regulatory milestones. There are no royalty obligations to 1st Order.

Intellectual Property

As part of our business strategy, we strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover our product candidates and their methods of use and processes for their manufacture, as well as other inventions that are important to our business. We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of use, treatment and patient selection, formulations and manufacturing processes created or identified from our ongoing development of our product candidates and future products. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

As of December 31, 2023, we owned, co-owned or licensed 16 U.S. issued patents and 56 patents in foreign jurisdictions (exclusive of European patent national validations), and over 370 pending patent applications.

With regard to XEN1101, as of December 31, 2023, we owned 4 U.S. issued patents, 29 issued patents in foreign jurisdictions (exclusive of European patent national validations) and over 200 pending patent applications. The issued patents, along with any patents issuing from these applications, are expected to expire between 2028 and 2044 (absent any extensions of term).

With regard to NBI-921352 (formerly known as XEN901), as of December 31, 2023, we owned or co-owned 4 U.S. issued patents, 12 issued patents in foreign jurisdictions (exclusive of European patent national validations), and over 18 pending patent applications. The issued patents, along with any patents issuing from these applications, are expected to expire between 2037 and 2044 (absent any extensions of term). With regard to our selective inhibitors of Nav1.6 and/or Nav1.2 (exclusive of NBI-921352), as of December 31, 2023, we owned 6 U.S. issued patents, 15 issued patents in foreign jurisdictions (exclusive of European patent national validations), and over 90 pending patent applications. The issued patents, along with any patents issuing from these applications, are expected to expire between 2037 and 2039 (absent any extensions of term). Pursuant to our collaboration with Neurocrine Biosciences, Neurocrine Biosciences controls the prosecution, maintenance and other matters relating to the patent portfolio for NBI-921352 and the other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors, although we have a right to comment.

With regard to our development programs, including targets related to Kv7 (exclusive of XEN1101), Nav1.1 and Nav1.7, as of December 31, 2023, we owned 1 U.S. issued patent and over 20 pending patent applications. The issued patents, along with any patents issuing from these applications, are expected to expire between 2036 and 2044 (absent any extensions of term).

Competition

The biotechnology and pharmaceutical industries are highly competitive and are characterized by rapidly advancing technologies and a strong emphasis on proprietary products. While we believe that our technology, development experience, scientific knowledge and drug discovery approach provide us with certain advantages, we face potential competition in our discovery and product candidate development efforts from many different approaches and sources, including pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates or products that we, or our collaborators, successfully develop and commercialize will compete with existing products and new products that may become available in the future.

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

If one or more of our proprietary or partnered product candidates were approved for the treatment of epilepsy, we anticipate that they could potentially compete with other ASMs or one another. These currently commonly prescribed ASMs, among others, include brivaracetam, carbamazepine, cenobamate, clobazam, eslicarbazepine acetate, ethosuximide, gabapentin, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenytoin, topiramate, and valproate. There are other ASMs in development that could potentially compete with our products, including product candidates in development from Biohaven Ltd., Cerevel Therapeutics Holdings, Inc., Equilibre Biopharmaceuticals Corp., Johnson & Johnson Innovative Medicine, Neurona Therapeutics Inc., Praxis Precision Medicines, Inc., Rapport Therapeutics, Inc., SK Life Science Inc., Supernus Pharmaceuticals, Inc., and Zhimeng Biopharma, Inc. If one or more of our proprietary product candidates were approved for the treatment of MDD, we anticipate that they could potentially compete with other anti-depressant medications, or ADs. Patients with MDD are typically treated with a variety of ADs, which include selective serotonin reuptake inhibitors, or SSRIs, benzodiazepines, serotonin / norepinephrine reuptake inhibitors, or SNRIs, norepinephrine and dopamine reuptake inhibitors, or NDRIs, N-methyl-D-aspartate, or NMDA, receptor agonists and atypical antipsychotics. Currently prescribed antidepressants include benzodiazepines, brexpiprazole, bupropion, bupropion/dextromethorphan, cariprazine, citalopram, duloxetine, escitalopram, esketamine, fluoxetine, ketamine, sertraline, trazodone, tricyclic agents, venlafaxine, vilazodone and vortioxetine. We are aware of several companies developing product candidates for the treatment of MDD including AbbVie Inc., Biohaven Ltd., Intra-Cellular Therapies, Inc., Johnson & Johnson Innovative Medicine, Neumora Therapeutics, Inc., Relmada Therapeutics, Inc., Sage Therapeutics, Inc. and Sumitomo Pharma America, Inc.

Government Regulation

We are developing small-molecule product candidates, which are regulated as drugs by the FDA and equivalent regulatory authorities outside the U.S. Within the FDA, the Center for Drug Evaluation and Research, or CDER, regulates drugs. Drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal, provincial, state, local and foreign statutes and regulations. The FD&C Act and corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, advertising and other promotional practices involving drugs. FDA approval of an investigational new drug application, or IND, must be obtained before clinical testing of drugs is initiated, and each clinical study protocol for such product candidates is reviewed by the FDA and an institutional review board, or IRB, prior to initiation in the U.S. FDA approval also must be obtained before marketing of drugs in the U.S. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, provincial, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and we may not be able to obtain the required regulatory approvals. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions. These sanctions could include, among other actions, FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters and other types of enforcement-related letters, product recalls, product seizures, relabeling or repackaging, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice or other governmental entities.

U.S. Drug Development Process

The process required by the FDA before a drug product may be marketed in the U.S. generally involves the following:

•
completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals and other applicable regulations;
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
•
submission to the FDA of an NDA for drug products for marketing approval that includes substantial evidence of safety and efficacy, which is usually based on large-scale Phase 3 clinical studies;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product is produced to assess compliance with good manufacturing practices, or GMP, to assure that the facilities, methods and controls are adequate to consistently manufacture the product pursuant to regulatory requirements;
•
potential FDA inspection of the nonclinical and clinical study sites that generated the data in support of the NDA; and
•
payment of applicable user fees and FDA review and approval of the NDA.

The data required to support an NDA is generated in two distinct development stages: pre-clinical and clinical. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, evaluating purity and stability, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the pre-clinical tests must comply with federal regulations, including GLPs and the U.S. Department of Agriculture’s Animal Welfare Act. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Some long-term pre-clinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, submission of an IND does not guarantee the FDA will allow clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

If the FDA accepts the IND, the drug can then be studied in human clinical trials to determine if the drug is safe and effective. The clinical stage of development involves the administration of the drug product to human subjects, including patients, under the supervision of qualified investigators in accordance with GCPs, which establish standards for conducting, recording data from, and reporting the results of clinical trials, and also include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial.

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

Post-approval clinical studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical study investigators.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for ensuring the quality, identity, strength and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug does not undergo unacceptable deterioration over its labeled shelf life.

Further, due to disasters and public health emergencies, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects. For example, the FDA has issued guidance on conducting clinical trials during major disruptions due to disasters and public health emergencies, which describes a number of considerations for sponsors of clinical trials impacted by these events, to ensure the safety of trial participants, maintaining GCP compliance, and minimizing risks to trial integrity. We may be required to make further adjustments to our clinical trials or business operations based on current or future guidance and regulatory requirements as a result of major disruptions due to disasters and public health emergencies.

U.S. Review and Approval Processes

After the completion of clinical studies of a drug, FDA approval of an NDA must be obtained before commercial marketing of the drug can begin. The NDA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort, and there can be no assurance that the FDA will accept the NDA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the marketing application, the FDA will issue a complete response letter, which typically describes all of the specific deficiencies in the application identified by the FDA. The deficiencies identified may be minor (e.g., requiring labeling changes) or major(e.g., requiring additional clinical studies). Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval will be limited to the specific diseases and dosages studied in clinical trials, and the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing pursuant to a REMS request, or otherwise limit the scope of any approval. Drug approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

One of the performance goals agreed to by the FDA under the PDUFA is to complete its review of 90% of standard new molecular entity, or NME, NDAs within ten months from the filing date and 90% of priority NME NDAs within six months from the filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates, and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if, within the last three months before the PDUFA goal date, the FDA requests (or the application sponsor otherwise provides) a substantial amount of new data or new information not previously submitted to, or reviewed by, the FDA (e.g., a major new clinical safety or efficacy study report, a proposed REMS), or a new analysis or major reanalysis of studies previously submitted to the pending application.

Post-Approval Requirements

Rigorous and extensive FDA regulation of drug continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products will be required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to drug manufacturers, include reporting of GMP deviations that may affect the safety, efficacy or quality of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in or are otherwise inconsistent with the product’s approved labeling (known as “off-label use”), and industry-sponsored scientific and educational activities. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. An agency or judicial enforcement action could have a material adverse effect on us.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Fast Track Designation, Priority Review, Breakthrough Therapy Designation and Accelerated Approval

The FDA has various programs, including fast track designation, priority review, breakthrough therapy designation and accelerated approval, which are intended to expedite or simplify the process for the development and FDA review of drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. While these pathways can reduce the time it takes for the FDA to review an NDA, they do not guarantee that a product will receive FDA approval.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a drug is intended to treat a serious or life threatening disease or condition for which there is no effective treatment and demonstrates the potential to address an unmet medical need for the disease or condition. Under the fast track program, the sponsor of a drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the drug candidate. The FDA must make a fast track designation determination within 60 days after receipt of the sponsor’s request. In addition to other benefits, such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. A fast track drug also may be eligible for accelerated approval and priority review. In addition, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data emerging in the clinical trial process.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six- and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

Under the provisions of the new Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted by Congress in 2012, a sponsor can request designation of a drug candidate as a “breakthrough therapy,” typically by the end of the drug’s Phase II trials. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. For breakthrough therapies, the FDA may take certain actions, such as intensive and early guidance on the drug development program, that are intended to expedite the development and review of an application for approval.

FDASIA also codified and expanded on FDA’s accelerated approval regulations, under which FDA may approve a drug for a serious or life threatening illness that provides meaningful therapeutic benefit over existing treatments based on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. A surrogate endpoint is a marker that does not itself measure clinical benefit but is believed to predict clinical benefit. This determination takes into account the severity, rarity or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform Phase IV or post marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for the FDA review or approval will not be shortened. Furthermore, fast track designation, priority review, accelerated approval and breakthrough therapy designation, do not change the standards for approval and may not ultimately expedite the development or approval process.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Orphan drug products may also be eligible for rare pediatric disease, or RPD, designation if greater than 50% of patients living with the disease are under age 19 and the condition affects fewer than 200,000 individuals in the U.S. A priority review voucher will be given to the sponsor of a product with an RPD designation at the time of product approval that can be redeemed to receive a priority review of a subsequent marketing application for a different product. Such vouchers are transferable to another company.

If a product candidate that has orphan designation subsequently receives the first FDA approval for such drug for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the same indication for which the orphan drug has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity. Orphan drug exclusivity also could block the approval of one of our product candidates for seven years if a competitor obtains approval of the same product for the same orphan indication as defined by the FDA, or if our product candidate is determined to be contained within the competitor’s product for the same orphan indication or disease. If a product candidate designated as an orphan drug receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the EU has similar, but not identical, benefits, including up to ten years of exclusivity.

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan drug exclusivity for Catalyst’s drug blocked the FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complied with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan-designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions and administrative actions will impact the scope of orphan drug exclusivity.

Controlled Substance Regulation

The United States Controlled Substances Act, or CSA, establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the Drug Enforcement Administration, or DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

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

Controlled substances are also regulated pursuant to several international drug control treaties. These treaties are enforced by the United National Commission on Narcotic Drugs. The U.S. is a signatory to these treaties and thus must conform its laws and regulations to the international requirements, which generally include licensing, recordkeeping and reporting requirements. Any change in the international treaties regarding classification of these products could affect regulation of these substances in the U.S. and in other countries. Further, marketing approval and controlled substance classification procedures vary among countries, can involve additional testing and administrative review periods and may be otherwise complicated if our product candidates contain ingredients already classified as controlled substances in the countries where we develop them, which could make such product candidates subject to applicable controlled substances laws prior to commercialization. Foreign regulation of controlled substances can differ significantly from U.S. DEA and state regulations. The time required to obtain marketing approval and controlled substance classification in other countries may differ from and be longer than that required to obtain FDA approval and DEA classification in the U.S.

U.S. Patent Term Extension and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for extension and the application for the patent term extension must be submitted within 60 days of receipt of FDA approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension.

Under the Hatch-Waxman Act, a drug product containing a new chemical entity as its active ingredient is entitled to five years of market exclusivity. A drug product is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is defined as the molecule or ion responsible for the activity of the drug substance, excluding those appended portions of the molecule that cause the drug to be an ester, salt, or other noncovalent derivative. During this exclusivity period, the FDA may not approve an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

A drug product whose active ingredient was previously FDA-approved, and for which the sponsor is required to generate new clinical investigations such as to support new indications, dosages, strengths or dosage forms, is entitled to three years of market exclusivity. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original unmodified drug product, although the approval of such an application may not be effective until, at the earliest, after the full five years of market exclusivity has expired.

A drug product can also obtain pediatric market exclusivity in the U.S. and, if granted, adds six months to existing marketing exclusivities and any Orange Book-listed patent term(s). This six-month exclusivity, which runs from the end of other exclusivity periods and/or patent term(s), may be granted based on the timely, voluntary, and as-agreed upon completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, even if the data do not show that the drug product was effective in the pediatric population studied.

Additional Regulation

Manufacturing, sales, promotion and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, the activities of pharmaceutical manufacturers are subject to federal and state laws designed to prevent “fraud and abuse” in the healthcare industry. The laws generally limit financial interactions between manufacturers and health care providers or other participants in the healthcare industry and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Pharmaceutical manufacturers are also required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. Participation in such programs may require tracking and reporting of certain drug prices. Manufacturers are subject to fines and other penalties if such prices are not reported accurately. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The failure to comply with regulatory requirements subjects manufacturers to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of drugs, total or partial suspension of production, denial or withdrawal of product approvals, exclusion from participation in government healthcare programs or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Global Anti-Corruption Laws

The U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act, the U.S. Travel Act, the OECD Anti-Bribery Convention, Title 18 United States Code section 201, and any other applicable domestic or foreign anti-corruption or anti-bribery laws to which we are subject prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We may also be held liable for the acts of our third-party agents under the U.S. Foreign Corrupt Practices Act, Canadian Corruption of Foreign Public Officials Act, and other applicable anti-corruption and anti-bribery laws. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage and other collateral consequences. Any investigations, actions or sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.

Government Regulation Outside of the U.S.

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, research, development, testing, manufacture, quality control, controlled substances, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drugs, and reimbursement requirements. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product candidate in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies.

The requirements and processes governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The Clinical Trials Regulation EU No 536/2014, or the CTR, which replaced the Clinical Trials Directive, entered into application on January 31, 2022, harmonizes the procedures for the submission, assessment and monitoring of clinical drug trials in the EU, thus simplifying the current rules for clinical trial authorization and standards of performance. The CTR requires a clinical trial sponsor to obtain approval from the national competent authority (NCA) of each European Union member state in which the clinical trial is to be conducted. Furthermore, the sponsor can only start a clinical trial at a specific study site after the local research ethics committee, or REC, has issued a favorable opinion. Subject to the transition arrangement referenced below, a sponsor submits a single application for a clinical trial authorization, or CTA, through a centralized EU clinical trials portal called the Clinical Trials Information System, or CTIS. One NCA (the reporting EU member state selected by the sponsor) takes the lead in validating and evaluating the application, as well as consulting and coordinating with the other concerned member states in which the clinical trial is to be conducted. If an application is rejected, it may be amended and resubmitted through CTIS. A concerned member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in that member state. The CTR foresees a three-year transition period. As of January 31, 2023, all new CTA applications had to be submitted via CTIS and be made pursuant to the CTR. From and after January 31, 2025, any trials approved under the Clinical Trial Directive (now replaced by the CTR) which are still ongoing will need to comply with the CTR and be recorded in CTIS.

In the UK, clinical trials of medicinal products for human use are primarily governed by the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). Similar to the EU, before a clinical trial can be initiated in the UK, a CTA must be obtained from the Medicines and Healthcare products Regulatory Agency, or MHRA, as well as a positive opinion from a REC.

To obtain regulatory approval of an investigational drug under EU regulatory systems, we must submit a marketing authorization application, or MAA. There are two types of marketing authorizations:

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of human immunodeficiency virus, acquired immunodeficiency syndrome, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure, the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a MA, which is ordinarily issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•
National MAs, which are issued by the NCAs of the EEA member states and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a member state of the EEA, this national MA can be progressively recognized in other EEA member states through the mutual recognition procedure. If the product has not received a national MA in any EEA member state at the time of application, it can be approved simultaneously in various EEA member states through the decentralized procedure. Under the decentralized procedure, an identical dossier is submitted to the NCAs of each of the EEA member states in which the MA is sought, one of which is selected by the applicant as the Reference Member State (the RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other EEA member states, referred to as the Concerned Member States, for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all EEA member states to which an application was submitted.

In relation to the UK, until the end of 2024, under the Northern Ireland Protocol which is contained in the Agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the European Union and the European Atomic Energy Community, centralized MAs continue to provide a valid basis for commercializing medicinal products in Northern Ireland. However, centralized MAs no longer provide a valid basis for the commercialization of medicinal products in Great Britain. Pursuant to the Windsor Framework (which is a political declaration by the European Commission and the UK Government to correct the post-Brexit restrictions of movements of goods including medicines), from January 1, 2025, all new medicinal products for the UK market will be authorized by the MHRA which will grant on behalf of the UK Licensing Authority a single UK-wide MA for all medicinal products intended for sale in the UK, enabling medicinal products to be sold in a single pack and under a single authorization throughout the UK, including Northern Ireland, but the UK packaging must carry a clearly legible ‘UK only’ to be allowed onto the UK market.

Since leaving the EU, the MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure, and new routes of evaluation for novel products and biotechnological products. There is no wholesale recognition of EU pharmaceutical legislation between the jurisdictions, and EU MAs do not automatically provide a valid basis for the commercialization of medicinal products in Great Britain, From January 1, 2024, companies are able to request the MHRA to recognize MAs granted by acceptable Reference Regulators in foreign jurisdictions (including the EU) under a new International Recognition Procedure, or IRP. IRP allows the MHRA to take into account the expertise and decision-making of trusted regulatory authorities to conduct targeted assessments of IRP applications while retaining the authority to reject applications if the evidence provided is considered insufficiently robust.

The application used to file the NDA in the U.S. is similar to that required in the EU, with the exception of, among other things, country-specific document requirements. Reimbursement approval for the drug by regulatory authorities is also required before a drug may be commercialized.

The EU also provides opportunities for data and market exclusivity. For example, in the EU, upon receiving marketing authorization, innovative medicinal products (including both small molecules and biological medicinal products) approved on the basis of a complete independent data package consisting of quality, preclinical testing results, and clinical trial data receive eight years of data exclusivity upon grant of an MA, and an additional two years of marketing exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from cross-referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference medicinal product when applying for a generic or biosimilar MA until the data exclusivity period has expired. Even if a generic and a biosimilar product is approved, it can be marketed only until the expiration of the full ten-year exclusivity period. The overall ten-year period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. The UK domestic law follows the same formula of regulatory data and marketing exclusivity. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity or new active substance, and products may not qualify for data exclusivity.

Products receiving orphan designation in the EU can receive ten years of market exclusivity, provided that the orphan designation is maintained at the time of grant of the marketing authorization. During the ten-year orphan market exclusivity period, no application for a similar medicinal product for the same indication may be accepted by any regulatory authority in the EU for approval. An orphan product can also obtain an additional two years of market exclusivity in the EU for completing pediatric studies in compliance with an agreed Pediatric Investigation Plan even though the data do not lead to approval of a pediatric indication. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle but not identical to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. The criteria for orphan designation must be re-assessed and confirmed at the time when a marketing authorization is granted in order to benefit from a period of 10 years orphan market exclusivity. The MHRA conducts an equivalent assessment, against the criteria specific to the UK. In the EEA, orphan drug designation must be requested before submitting an application for MA. The EMA’s Committee for Orphan Medicinal Products (COMP) is required to re-assess the granted orphan designation at the time of MA grant to ensure that it continues to meet the criteria for the designation to be maintained. Otherwise, the orphan designation can be revoked. In contrast, the MHRA does not grant orphan designations during the development of the medicinal product. Instead, the MHRA will decide whether the criteria are satisfied at the point of grant of an MA.

In the EEA and the UK, orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same therapeutic indication at any time if:

•
the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•
the applicant consents to a second orphan medicinal product application; or
•
the applicant cannot supply enough orphan medicinal product.

A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication.

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan ("PIP"), with the EMA’s Pediatric Committee (the "PDCO"), and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a MA with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval). In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted. According to local law requirements, the UK MHRA adopts a similar approach to the EEA to facilitate the development of medicinal products for the pediatric population.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government programs such as Medicare or Medicaid, and private payers such as private health insurance and managed care plans, and other organizations. These third-party payers may deny or limit coverage or reimbursement for a product.

Within the U.S., coverage and reimbursement for drug products can differ significantly from payer to payer. One third-party payer’s decision to cover a particular drug product or service does not ensure that other payers will also provide coverage for the product or will provide coverage at an adequate reimbursement rate. Third-party payers may attempt to control costs by limiting coverage (e.g., to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication), by controlling utilization (e.g., requiring pre-approval or prior authorization for new or innovative drug therapies before they will provide coverage for specific patients) and by limiting the amount of reimbursement for drugs.

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

While we cannot predict what cost-containment measures will be adopted or otherwise implemented in the future, new measures or any announcement of proposed measures could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.

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

Healthcare Reform

In the U.S. and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs generally and drug costs specifically.

In the U.S., for example, the Patient Protection and Affordable Care Act, as amended, or PPACA, is a sweeping law enacted in March of 2010 that expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Beyond the PPACA, there are ongoing and widespread health care reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (IRA) of 2022 contains various drug price negotiation, inflationary rebate, and pricing provisions with varying implementation dates.

The IRA allows the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposes penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requires inflation rebates for all Medicare Part B and Part D drugs (with limited exceptions) if their drug prices increase faster than inflation, and redesigns Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain as implementation is ongoing. As another example, in 2022, subsequent to the enactment of the IRA, the Biden administration released an executive order directing the HHS to report on how the Center for Medicare and Medicaid Innovation (“CMMI”) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility and improve quality of care. These changes or other changes could affect the market conditions for our products. We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Additionally, a number of states have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws if and when we have marketed products.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the PPACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the PPACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

We expect that healthcare reform measures that have been or in the future may be adopted, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm any future revenue generation. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals, if any, of our product candidates may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In addition, different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may be marketed only once a reimbursement price has been agreed upon. Some of these countries may require, as a condition of obtaining reimbursement or pricing approval, the completion of clinical trials that compare the cost-effectiveness of a particular product to other then-available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

On May 1, 2021, the EU and UK trade and cooperation agreement, or TCA, entered into application. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of the outcomes of GMP inspections. Applicants and MA holders may submit GMP certificates issued by the MHRA for sites located outside the EU/EEA as supporting information for EU regulatory submissions. However, the TCA does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. The regulatory regime in Great Britain currently broadly aligns with EU regulations. However, it is possible that these regimes may diverge in the future, given proposed legislative changes such as the European Commission’s proposals for the entire overhaul of the pharmaceutical regulatory regime.

Other Healthcare Laws and Compliance Requirements

In the United States, pharmaceutical manufacturers are subject to numerous other federal, state and local laws designed to, for example, prevent fraud and abuse; promote transparency in interactions with others in the healthcare industry; regulate pricing of drugs and protect the privacy of individual information. These laws are enforced by various federal and state enforcement authorities, including but not limited to, the U.S. Department of Justice, and individual U.S. Attorney offices within the Department of Justice, the U.S. Department of Health and Human Services, or HHS, HHS’ various divisions, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, and the Office of Inspector General, and state boards of pharmacy.

We may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti kickback laws, and false claims laws, for activities related to past and future sales of any products reimbursable by third party payers such as federal health care programs (including Medicare and Medicaid) or, in some cases, commercial health plans. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying anything of value to generate business, including the purchase, prescription or use of a particular drug. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payers that are false or fraudulent. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such laws.

Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require manufacturers to adopt certain compliance standards; require disclosure to the government and public of financial interactions; require disclosure of marketing expenditures or pricing information, regulate drug pricing and/or require the registration of pharmaceutical sales representatives. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.

Federal laws, including the Medicaid Drug Rebate Program, require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs. These laws are complex and the failure to calculate reported prices correctly or provide appropriate prices and rebates can expose a manufacturer to penalties and other sanctions.

The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

Federal and state consumer protection and unfair competition laws and regulations broadly regulate marketplace activities and that potentially harm consumers and could apply to the activities of pharmaceutical manufacturers.

We may be subject to data privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. Numerous U.S. federal and state laws govern the collection, use, disclosure and storage of personal information. Various foreign countries also have, or are developing, laws governing the collection, use, disclosure and storage of personal information. Globally, there has been an increasing focus on privacy and data protection issues that may affect our business.

Efforts to ensure that our activities comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Environmental Matters

Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, provincial and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or someone else’s, business operations should contamination of the environment or individual exposure to hazardous substances occur. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

Human Capital

Our board of directors and management recognize that creating long-term enterprise value is advanced by considering the interests and concerns of many stakeholders, including those of our employees. As of December 31, 2023, we had 259 employees, including 251 full-time and part-time permanent employees, of which 179 are located in Canada and 72 are located in the U.S. Of our employees, 190 were primarily engaged in research and development, 78 of whom hold a Ph.D. or M.D. (or equivalent) degree, and 69 were engaged in general and administrative or commercial activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

As competition for qualified personnel in the biotechnology and pharmaceutical field is intense, attracting and retaining qualified employees at all levels is critical to our business. We continuously strive to ensure that employee morale remains strong, and conduct employee engagement surveys to identify areas of focus and monitor employee turnover rates. As of December 31, 2023, and for the last several years, our company turnover rate was and has been lower than the industry market average.

We have established comprehensive and competitive compensation and benefits programs to attract and retain highly qualified personnel and to incentivize and reward strong performance. In addition to providing our employees with competitive salaries, we believe that employees should share in the potential financial gains resulting from the advancement of our programs by way of annual bonuses to permanent employees based on the achievement of corporate and/or personal objectives. To align the interests of our employees with those of our shareholders, we award stock options to all permanent employees, both upon initial hiring and annually thereafter. Our leave programs include paid vacation, personal, sick, disability and other paid and unpaid leaves. Our health and wellness programs include medical, dental, vision care, retirement savings, employee assistance programs, flexible work schedules and other benefits.

As a biopharmaceutical company with highly educated employees, we believe that our employees must stay current with advances in our industry and continue to grow in their careers. We support our employees' further development through a variety of internal training and external professional development opportunities, including conference attendance and tuition reimbursement.

We are committed to diversity, equity, inclusion and accessibility, or DEIA, at all levels of our company, and we have established a joint management/employee committee to progress these important issues. We will continue to focus on measuring and extending our diversity and inclusion initiatives across our entire workforce. We recruit the best-qualified employees regardless of sex, gender, ethnicity, race, religion, or other protected traits, and it is our policy to comply with all applicable laws related to discrimination in the workplace.

Manufacturing

We currently rely, and expect to continue to rely, on third-party contract manufacturers, or CMOs, to manufacture (or produce sufficient quantities of materials required for the manufacture of) our product candidates for pre-clinical testing and clinical trials, and we intend to do so for the commercial manufacture of our products. Similarly, we may rely on collaborators to manufacture, either directly or through CMOs, product candidates licensed to them. Accordingly, we have not internally developed any manufacturing facilities or hired related personnel.

To date, we have obtained materials for our product candidates from multiple third-party manufacturers and suppliers. We believe that all of the materials required for the manufacture of our product candidates can be obtained from more than one source. However, the manufacturing processes for each of our product candidates vary and sourcing adequate supplies may be made more difficult depending on the type of product candidate involved. Our product candidates generally can be manufactured in reliable and reproducible synthetic processes from readily available starting materials, excipients and packaging components.

Corporate Information

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187 of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We had one wholly-owned subsidiary as of December 31, 2023, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. Our principal executive offices are located at 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on the Nasdaq Global Market under the symbol “XENE.”

Where You Can Find Additional Information

We make available free of charge through our investor relations website, http://investor.xenon-pharma.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the U.S. Securities and Exchange Commission, or SEC. These reports may also be obtained without charge by contacting Investor Relations, Xenon Pharmaceuticals Inc., 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, e-mail: investors@xenon-pharma.com. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov. Additional information related to Xenon is also available on SEDAR at www.sedar.com.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $182.4 million, $125.4 million and $78.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and an accumulated deficit of $665.1 million as of December 31, 2023, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•
continue our research and pre-clinical and clinical development of our product candidates;
•
conduct additional pre-clinical, clinical or other studies for our product candidates;
•
manufacture, label, serialize and distribute drug substance and drug product for clinical trials and commercialization;
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
•
create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and
•
experience any delays or encounter adverse issues with respect to any of the above.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our existing or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payers. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and our existing or future collaborators may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA, EMA or other regulatory authorities to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. If we are unable to generate sufficient revenue to become profitable and remain so, our financial condition and operating results will be negatively impacted, and the market price of our common shares might be adversely impacted.

We will need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product discovery and development programs or commercialization efforts or other operations.

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

Our future capital requirements depend on many factors, including but not limited to:

•
the scope, progress, results and costs of researching and developing our current product candidates, as well as additional product candidates we may develop and pursue in the future;
•
the timing of, and the costs involved in, obtaining marketing approvals for our product candidates and any additional product candidates we may develop and pursue in the future;
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
•
subject to the receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates and any additional product candidates we may develop and pursue in the future;
•
whether our existing collaborations generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•
our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such arrangements;
•
the costs associated with any transactions to acquire or in-license other product candidates and technologies;
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

As of December 31, 2023, approximately 3% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

If one or more of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with other anti-seizure medications, or ASMs, or one another. In addition, if one or more of our proprietary products were approved for the treatment of major depressive disorder, or MDD, we anticipate that they could potentially compete with other anti-depressant medications, or ADs.

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

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Additionally, we are subject to applicable foreign, federal and state data privacy and security laws. For additional information, see “Risk Factors — We are subject to evolving global laws and regulations relating to privacy, data protection and information security, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.”

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information that apply to most U.S. health care providers with which we interact, such as our U.S. clinical trial sites. At the state level, the California Consumer Privacy Act of 2018, or CCPA, as amended and supplemented by the California Privacy Rights Act, imposes obligations on businesses to which it applies. The CCPA allows for statutory fines for noncompliance. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Other states have also enacted data privacy laws. Additional data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the U.S., the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. Certain foreign jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions, such as transferring or receiving personal data that originates in the European Union, or EU. Additional jurisdictions continue to enact and modify their data privacy laws, which increases the complexity of the data privacy landscape.

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

Our business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure, or other compromise of our systems and/or information, including information held by a third-party contractor or vendor.

We rely on both internal information technology systems and networks, and those of third-party vendors and contractors, to acquire, transmit, store and otherwise process information in connection with our business activities. Our ability to effectively manage our business depends on the security, reliability and adequacy of our and our third-party contractors’ and vendors’ technology systems. Any incident, whether hostile or inadvertent, that adversely impacts the confidentiality, integrity or availability of our systems and/or data, including phishing, business email compromise, social engineering, ransomware or other malware, or any security breach, security incident or other destruction, loss, or unauthorized use or other processing of data maintained or otherwise processed by us or on our behalf could result in a loss of intellectual property or misappropriation of trade secrets, disruptions to our business and operations, subject us to increased costs and require us to expend time and resources to address the matter, may subject us to claims, demands, and proceedings by private parties, regulatory investigations and other proceedings, and fines, penalties, and other liability and have a material adverse effect on our business. In addition, the loss, alteration or other damage to or other unavailability of pre-clinical data or clinical trial data from completed or ongoing clinical trials for our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any cyber-attack, security breach or incident, or other destruction, loss or unauthorized processing of data maintained or otherwise processed by us or on our behalf, or the perception any such matter has occurred, could result in actual or alleged violations of applicable U.S. and international privacy, data protection, information security and other laws and regulations, harm our reputation and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal proceedings and liability. In addition, we may incur significant additional expense to implement further measures relating to privacy, data protection and information security, whether in response to an actual or perceived security breach or incident or otherwise.

To date, we have not experienced any material impact to our business, financial position or operations resulting from cyberattacks or other information security incidents; however, because of frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted in the future. Moreover, the increasingly distributed nature of computing, including prevalent use of mobile devices to access confidential information and widespread use of cloud-based applications hosted in remote data centers, increases the risk of security breaches and incidents. These risks may be heightened due to the increasing number of our and our third-party vendors’ and contractors’ personnel working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities, threats and incidents. While we have implemented layered security measures, our computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, and contract research organizations, or CROs, and their vendors and contractors remain potentially vulnerable to these events and there can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

A variety of risks associated with international operations could materially harm our business.

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we operate and plan to operate outside the U.S., including those countries outside the U.S. in which we are conducting clinical trials. As we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

•
different regulatory requirements for conducting clinical trials, registering and maintaining approval of, manufacturing and advertising drugs in foreign countries;
•
reduced protection for intellectual property rights in certain countries;
•
unexpected changes in tariffs, trade barriers and regulatory requirements;
•
economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;
•
differing and multiple payer reimbursement regimes, government payers or patient self-pay systems;
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

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average percentage of our assets (as determined under applicable Treasury Regulations, which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on our gross income and gross assets, we are deemed a PFIC for the taxable year ending December 31, 2023 and may be a PFIC for subsequent taxable years. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the current taxable year or future taxable years.

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

We have significant Canadian federal net operating loss carryforwards which are limited in life, Canadian federal investment tax credit carryforwards and provincial investment tax credit carryforwards which could expire unused and be unavailable to offset future income tax liabilities. The rules dealing with Canadian and U.S. federal, provincial, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Canada Revenue Agency, Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws, or changes in interpretations of existing laws (which changes may have retroactive application), including with respect to net operating losses and tax credits, could adversely affect us or holders of our common shares. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Healthcare providers and third-party payers in the U.S. and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our arrangements with healthcare providers, third-party payers, patients and other parties within the healthcare industry may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. Restrictions under applicable healthcare and data privacy laws and regulations include the following, some of which will apply only if and when we have a marketed product:

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
•
federal civil and criminal false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower, or qui tam actions, as well as civil monetary penalty laws can impose criminal and civil penalties, assessment, and exclusion from participation for various forms of fraud and abuse involving the federal healthcare programs, such as Medicare and Medicaid;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also establishes requirements related to the privacy, security, and transmission of individually identifiable health information which apply to many healthcare providers, physicians, and third-party payers with whom we interact;
•
the FDCA, which, among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
•
federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
•
the so-called federal "sunshine law" or Open Payments which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to teaching hospitals, physicians, and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that limit financial interactions between manufacturers and health care providers; require manufacturers to adopt certain compliance standards; require disclosure to the government and public of financial interactions; require disclosure of marketing expenditures or pricing information, regulate drug pricing and/or require the registration of pharmaceutical sales representatives;; and state and foreign laws governing the collection, export, privacy, use, protection and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Efforts to ensure that our activities comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

We currently have no products approved for commercial sale and are investing significant efforts and financial resources in the development of our clinical-stage product candidate, XEN1101 for the treatment of epilepsy, MDD and potentially other neurological disorders. Our future business success depends on the continued development and ultimate regulatory approval of XEN1101. We will need to successfully enroll and complete our XEN1101 Phase 3 epilepsy clinical trials and any other future Phase 3 clinical trials. The future regulatory and commercial success of XEN1101 is subject to a number of risks, including:

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
•
acceptance of XEN1101, if and when approved, by patients, the medical community and third-party payers;
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

Our drug discovery efforts may initially show promise in identifying additional product candidates yet fail to yield viable product candidates for clinical development or commercialization. Such failure may occur for many reasons, including that any product candidate may, on further study, be shown to have serious or unexpected side effects or other characteristics that indicate it is unlikely to be safe or otherwise does not meet applicable regulatory criteria and/or not be capable of being produced in commercial quantities at an acceptable cost, or at all.

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

The results of pre-clinical studies, either generated by us, by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical trial results. In addition, published clinical data or case reports from third parties or early clinical trial data of our product candidates may not be predictive of the results of later-stage clinical trials. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical trials enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier trials of the same product candidate. Later clinical trial results may not replicate earlier clinical trials for a variety of reasons, including differences in trial design, different trial endpoints (or lack of trial endpoints in exploratory studies), patient population, number of patients, patient selection criteria, trial duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases or disorders under study lack established clinical endpoints, validated measures of efficacy, as is often the case with disorders for which no drugs have been developed previously and where the product candidates target novel mechanisms.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. Negative or inconclusive results from our, or our collaborators’, clinical trials could lead to a decision or requirement to conduct additional pre-clinical testing or clinical trials or result in a decision to terminate the continued development of a product candidate. For example, in October 2021, we released topline data from our Phase 2b X-TOLE clinical trial of XEN1101 in adult patients with focal epilepsy. In addition, in November 2023, we released topline data from our Phase 2 X-NOVA clinical trial of XEN1101 in patients with MDD. There can be no assurance that our ongoing XEN1101 Phase 3 epilepsy clinical trials or any other future Phase 3 clinical trials will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of XEN1101. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

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
•
our ability to recruit clinical trial investigators with the appropriate competencies, staff and experience;
•
proximity and availability of clinical trial sites for prospective patients;
•
availability of competing therapies and clinical trials;
•
efforts to facilitate timely enrollment in clinical trials; and
•
patient referral practices of physicians.

Our and our collaborators' clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

Our and our collaborators' inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, affect product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, any of which could cause the value of our company to decline and limit our ability to obtain additional financing if needed.

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

These risks and uncertainties could impact any of our, or our collaborators’, clinical programs and any of the clinical, regulatory or operational events described above could change our, or our collaborators’, planned clinical and regulatory activities. Challenges in enrolling and retaining patients in our clinical trials, including in our XEN1101 Phase 3 epilepsy clinical trials, whether as a result of pandemics, geopolitical events, or for any other reasons, may further delay the trials or cause them to be discontinued.

The results of any Phase 3 or other pivotal clinical trials may not be adequate to support marketing approval. These clinical trials are lengthy and usually involve many hundreds to thousands of patients. Clinical trials can also be lengthy due to the challenge of identifying patients. Even if patients are successfully identified, they may fail screening criteria, including baseline seizure burden for epilepsy clinical trials, and, as a result, not be enrolled in the trial. Any challenges associated with identifying, screening and/or enrolling patients in our trials may extend the time needed to complete our clinical trials or require additional sites to be initiated in order to achieve target enrollment numbers and to complete our clinical trials, which may increase the cost of our operations and/or delay the timing of our regulatory approval. In addition, if the FDA, EMA or another foreign regulator disagrees with our, or our collaborators’, choice of the key testing criterion, or primary endpoint, or if the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA or other foreign regulators also may require additional clinical trials as a condition for approving any of these product candidates.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, while adverse events in our X-TOLE and X-NOVA clinical trials were generally mild or moderate in severity, there can be no guarantee that we will observe a similar tolerability profile of XEN1101 in our ongoing Phase 3 epilepsy or other clinical trials or in other future clinical trials. Many compounds that initially showed promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, could suspend, limit or terminate our clinical trials, or the independent safety monitoring committee could recommend that we suspend, limit or terminate our trials, or the FDA, EMA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could delay recruitment of clinical trial subjects or cause subjects that enroll in our clinical trials to discontinue participation in our clinical trials. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that are administered our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

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

The regulatory approval processes of the FDA, EMA and regulators in other foreign jurisdictions are lengthy, time-consuming and inherently unpredictable. If we, or our collaborators, are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, our business may be substantially harmed.

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
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, or other submission or to obtain regulatory approval in the U.S. or elsewhere;
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

In addition, the FDA, EMA or other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, or CTIS, a new clinical trial portal and database that will be maintained by the European Medicines Agency, or EMA, in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. The CTR authorizes EU Member States to regulate certain aspects of clinical trials at the national level. To the extent an EU Member State where we plan to conduct any of our clinical trials is slow to adopt CTIS or implements other regulatory changes at the national level, or technical issues are encountered with the CTIS system and/or process, our clinical trial may be delayed in such EU Member State, and our costs may be increased. The main legislation that applies to clinical trials in the United Kingdom, or UK, is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the EU Clinical Trials Directive into domestic law. The UK has implemented the Integrated Research Application System, which allows a single application to be reviewed by both the Medicines and Healthcare products Regulatory Agency and a research ethics committee at the same time. Requirements and obligations that relate to the conduct of clinical trials in the UK remain largely aligned with the EU position. Complying with changes in regulatory requirements in different jurisdictions can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans, including our XEN1101 Phase 3 epilepsy clinical trials, may be impacted.

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

Although orphan drug designation has been granted in the United States and Europe to NBI-921352 for the treatment of SCN8A-DEE, we may not be able to realize any value from such designations.

NBI-921352, being developed by our collaborator Neurocrine Biosciences, has received orphan drug designation from the FDA and orphan medicinal product designation was granted by the European Commission for the treatment of SCN8A-DEE. Currently, orphan drug designation provides market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. In the EU, for orphan medicines, a valid and completed Pediatric Investigation Plan, or PIP, could qualify the sponsor for a two-year marketing exclusivity extension to the ten-year marketing exclusivity which is granted at the time of review of the orphan medicinal designation. The orphan drug market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs. Orphan drug designation does not provide the drug any advantage in the regulatory review or approval process other than potential fee reductions, nor does such designation increase the likelihood that the drug will receive marketing approval.

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity in the U.S. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the FDA complied with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the FDA will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions and administrative actions will impact the scope of the orphan drug exclusivity.

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

NBI-921352, being developed by our collaborator Neurocrine Biosciences, has received RPD designation for the treatment of SCN8A-DEE. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA’s RPD priority review voucher program, upon the approval of an NDA or a biologics license application, BLA, for the treatment of an RPD, the sponsor of such application would be eligible for a priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance Neurocrine Biosciences will receive a RPD priority review voucher or that use of the priority review voucher will result in a faster review or approval for a subsequent marketing application. It is possible that even if Neurocrine Biosciences obtains approval for NBI-921352 in SCN8A-DEE and qualifies for such a priority review voucher, the program may no longer be in effect at the time of approval of this product candidate. Also, although priority review vouchers may be freely sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we or any of our collaborators were to sell a priority review voucher to a third-party. In addition, Congress extended FDA authorization to designate RPDs through September 30, 2024 and award RPD priority review vouchers through September 30, 2026. RPD designation does not provide the drug any advantage in the regulatory review or approval process other than potential fee reductions, and priority review vouchers, nor does such designation increase the likelihood that the drug will receive marketing approval.

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

If we are unable to establish our own sales, marketing and distribution capabilities or enter into agreements for these purposes, we may not be successful in independently commercializing any future products.

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

Even if a product is approved, the FDA or another applicable regulatory authority, as the case may be, may limit the indications for which the product may be marketed, require extensive precautions and warnings on the product labeling or require expensive and time-consuming post-approval commitments including clinical trials or onerous risk management activities, including Risk Evaluation and Mitigation Strategies, or REMS, in the U.S. as conditions of approval to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug.

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

Post-approval discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or other problems with our product or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, amongst other things, restrictions on the labeling or marketing, withdrawals, consent decrees, clinical holds, post-approval requirements or restrictions, recalls, fines, warning letters, injunctions, penalties, exclusions from federal healthcare programs, seizures and/or detentions, among other consequences and adverse actions. Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations.

In addition, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA, EMA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label use may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA, EMA and other foreign regulators do restrict manufacturers' communications on the subject of off-label use of their products.

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

Individual U.S. states and countries outside of the U.S. have also established controlled substance laws and regulations. Those laws and regulations, including state-controlled substances laws that often but not necessarily mirror federal law, may separately schedule our product candidates. Complying with different controlled substances requirements across different jurisdictions can increase the cost of our operations and expose us to additional liabilities.

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

Our, or our collaborators’, ability to commercialize any products successfully will depend, in part, on the extent to which coverage and reimbursement for these products and related treatments will be available from government healthcare programs, such as Medicare and Medicaid, and private third-party payers, such as private health insurers, managed care plans, and other organizations. Government authorities and private third-party payers decide which drugs they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we, or our collaborators, commercialize and, if reimbursement is available, the level of reimbursement. In addition, coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we, or our collaborators, may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

There is significant uncertainty related to third-party payer coverage and reimbursement of newly approved products. Within the U.S., coverage and reimbursement varies from one third party payer to another. One third-party payer’s determination to provide coverage for a product candidate does not assure that other payers will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payers consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. We may be required to provide scientific and clinical support for the use of our products to each third-party payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional healthcare cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payers, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and healthcare costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development.

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. In order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may have to offer discounts or rebates from list prices or to implement other unfavorable pricing modifications. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we, or our collaborators, are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

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

Healthcare and other reforms may increase the difficulty and cost for us to commercialize any products that we, or our collaborators, develop and affect the prices we may obtain.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Beyond the ACA, there are ongoing and widespread health care reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (IRA) of 2022 contains various drug price negotiation, inflationary rebate, and pricing provisions with varying implementation dates. The IRA allows the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, impose penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, require inflation rebates for all Medicare Part B and Part D drugs (with limited exceptions) if their drug prices increase faster than inflation, and redesigns Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain as implementation is ongoing. As another example, in 2022, subsequent to the enactment of the IRA, the Biden administration released an executive order directing the HHS to report on how the Center for Medicare and Medicaid Innovation (“CMMI”) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility and improve quality of care. These changes or other changes could affect the market conditions for our products. We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies.

Further, a number of states have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws if and when we have marketed products. These and other health reform measures that are implemented may have a material adverse effect on our operations.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the PPACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the PPACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

We are unable to predict the future course of federal or state healthcare legislation in the U.S. Any further changes in the law or regulatory framework could reduce our ability to generate revenue in the future or increase our costs, either of which could have a material and adverse effect on our business, financial condition and results of operations. The continuing efforts of the government and other third-party payers to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.

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

In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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
•
a collaborator may use our proprietary information or intellectual property in such a way as to invite litigation from a third-party; and
•
disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients, or APIs, in our product candidates and the final drug product formulation for all of our product candidates that are being used in our clinical trials and pre-clinical studies as well as packaging, labelling and distribution of clinical trial supplies. Our current strategy is to outsource all manufacturing of our product candidates to third parties.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on these third parties for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), the impact of industry consolidation, including business combinations involving such third parties, and the possibility of termination or nonrenewal of the agreement by the third-party at a time that is costly or damaging to us. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

In addition, we typically order raw materials, APIs and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

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

In addition to third-party manufacturers, we rely on other third parties to store, monitor, label, package and transport bulk drug substance and drug product. If we are unable to arrange for such third-party sources, or fail to do so on commercially reasonable terms, we may not be able to successfully supply sufficient product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

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

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed.

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

Risks Related to Intellectual Property

We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates or future products.

Our commercial success will depend, in part, on our ability to obtain and maintain patent, trademark and trade secret protection of our product candidates and future products, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending against third-party challenges. We evaluate our global patent portfolio in the ordinary course of business to enhance patent protection in areas of our strategic focus and in key markets for our product candidates and future products and may abandon existing patents or patent applications related to terminated development programs, areas, or markets of low strategic importance. Patents might not issue with respect to our patent applications that are currently pending, and issued patents might later be found to be invalid or unenforceable, be interpreted in a manner that does not adequately protect our product candidates or any future products, or fail to otherwise provide us with any competitive advantage. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain because it involves complex legal and factual considerations that may be impacted by changes in the law. In addition, the standards applied by the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices in issuing patents are not always applied uniformly or predictably, and also may be subject to changing law. Consequently, patents may not issue from our pending patent applications, or we may end up with patent claims of different scope in different jurisdictions. As such, we do not know the degree of future protection that we will have on our future products and proprietary technology, if any, and a failure to obtain adequate intellectual property protection with respect to our product candidates and future products, as well as other proprietary technology could have a material adverse impact on our business and ability to achieve profitability.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the USPTO and various governmental patent offices outside of the U.S. in several stages over the lifetime of the patents and/or applications. The USPTO and foreign governmental patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application and maintenance process. We employ reputable law firms and other professionals to help us comply with respect to the patents and patent applications that we own or co-own, and we rely upon collaborators to effect compliance with respect to the patents and patent applications that we out-license.

Our intellectual property rights will not necessarily provide us with competitive advantages.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or may not permit us to maintain our competitive advantage. The following examples are by way of illustration only:

•
others may be able to make compounds that are similar to our product candidates or future products but that are not covered by the claims of the patents that we own, co-own or may in-license;
•
others may independently develop similar or alternative technologies without infringing our intellectual property rights;
•
patents that we own, co-own or may in-license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•
we may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds, and because patents have a limited life, the term(s) may begin to run out prior to the commercial sale of the related product, the commercial value of our patents may be limited;
•
we might not have been the first to make or file upon the inventions covered by the patents or pending patent applications;
•
it is possible that our pending patent applications will not issue as patents;
•
we cannot predict the scope of protection of any patent issuing from our patent applications, including whether the patent applications that we own will result in patents with claims directed to our product candidates or future products or uses thereof in the United States or in foreign countries;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may fail to develop additional proprietary technologies that are patentable and/or may fail to adequately protect such technologies;
•
the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S., or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and
•
the patents of others may have an adverse effect on our business, for example by preventing us from commercializing our future products.

Any of the aforementioned threats to our competitive advantage could have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from offering to sell, selling, using, making or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our inventions in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting, enforcing and defending intellectual property rights in certain foreign countries. The legal systems of some countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property rights, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally.

Proceedings to enforce our patent rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing as patents and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property.

We may be involved in lawsuits to enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful, and those patents could be found invalid or unenforceable if challenged.

Any of our intellectual property rights could be challenged or invalidated despite measures we or our licensors take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology.

Competitors may infringe our patents or the patents of our licensors. To stop infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent in suit is not valid or is not enforceable. In such case third parties may be able to use our technology without paying licensing fees or royalties. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents. In addition, third parties may affirmatively challenge our rights to, or the scope or validity of, our patents. An adverse result in any litigation or post-grant proceedings could put additional patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. Any efforts to enforce our intellectual property rights are likely to be costly and may divert the efforts of our scientific and management personnel.

For example, if we were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates or future products, the defendant could defend or counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S. and in some foreign countries, defendant defenses and counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, patent ineligibility, loss of priority claims, lack of written description, or lack of enablement. Grounds for an assertion of unenforceability could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or an applicable foreign counterpart where such a duty to disclose exists, or made a misleading statement, during prosecution. For example, administrative proceedings such as derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, postgrant review, or opposition proceedings, provoked by third parties or initiated by the USPTO or any foreign patent authority may be used to challenge inventorship, ownership, claim scope, or validity of our patents or a patent of our licensor. An unfavorable outcome in any of these proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or administrative proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees.

With respect to challenges to the validity of our patents or the patents of our licensors, for example, there might be prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on a product candidate or future product. As another example, a litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such challenges is unpredictable. Even if a challenger does not prevail, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the challenger and others. The cost of defending such a challenge, particularly in a foreign country, and any resulting loss of patent protection could have a material adverse impact on one or more of our product candidates and our business.

Patent protection and patent prosecution for some of our product candidates and future products is dependent on, and the ability to assert patents and defend them against claims of invalidity is maintained by, third parties.

There have been and may be times in the future when certain patents that relate to our product candidates or any future products are controlled by our collaborators, including licensees, sublicensees or licensors. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently the rights relating to the patent portfolio for XEN901 (now known as NBI-921352), other selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors are exclusively licensed to Neurocrine Biosciences, and Neurocrine Biosciences has the first right to bring and control any action in connection with product infringement.

If any current or future collaborator with rights to file, prosecute, enforce and/or defend patents related to our product candidates or future products fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates or future products are asserted against infringers or defended against claims of invalidity or unenforceability in a manner which adversely affects such coverage, our ability to develop and commercialize any such product candidates or future products may be adversely affected and we may not be able to prevent competitors from making, using, importing, offering for sale, and/or selling competing products.

Claims that our product candidates or the sale, offer for sale, importation, manufacture, or use of our future products infringe the patent or other intellectual property rights of third parties could result in costly litigation, could require substantial time and money to resolve, even if litigation is avoided, and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, upon our ability to develop product candidates and commercialize our future products, without infringing the intellectual property rights or other proprietary rights of others. Third parties might allege that we, or our collaborators, are infringing, misappropriating, or otherwise violating their intellectual property rights. Such third parties might resort to litigation against us or other parties we have agreed to indemnify, which litigation could be based on either existing intellectual property or intellectual property that arises in the future.

It is possible that relevant patents or patent applications held by third parties will cover our product candidates at the time of launch and we may also fail to identify relevant patents or patent applications held by third parties that might be asserted to cover our product candidates. For example, U.S. applications filed before November 29, 2000, and certain applications filed after that date that were not filed outside the U.S. remain confidential until patents issue. Other patent applications in the U.S. and several other jurisdictions are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Furthermore, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we, or our collaborators, were the first to invent, or the first to file patent applications on our product candidates or for their uses, or that our product candidates will not infringe patents that are currently issued or that will be issued in the future. Additionally, pending patent applications and patents which have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future products, if any, or their use.

The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, our future products, or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. Furthermore, we may not have sufficient resources to bring these actions to a successful conclusion.

We may choose to challenge the enforceability or validity of claims of a third party’s patent by requesting an administrative proceedings, for example, derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, postgrant review, or opposition proceedings, before the USPTO or any foreign patent authority. These administrative proceedings are expensive and may consume our time or other resources. The costs of these administrative proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result in the USPTO, EPO or other foreign patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or future products.

Defending against claims of patent infringement or other violations of intellectual property rights could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation or threatened litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. Claims that the selling, using, making, offering to sell, or importing, of our product candidates or future products infringe, misappropriate or otherwise violate third-party intellectual property rights could therefore have a material adverse impact on our business.

Third parties may be able to sustain the costs of complex intellectual property litigation or proceedings more effectively than we can. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to conduct our clinical trials, continue our internal research programs, in-license needed technology, or enter into strategic collaborations that would help us bring our product candidates to market.

Unfavorable outcomes in intellectual property litigation could limit our research and development activities and/or our ability to commercialize certain products.

Any future intellectual property litigation other administrative proceedings will result in additional expense and distraction of our personnel. There is inevitable uncertainty in intellectual property litigation, and we could lose, even if the case against us is weak or flawed. An unfavorable outcome in such litigation or proceedings may expose us or any future strategic collaborators to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all, each of which could have a material adverse effect on our business. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or future product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or future product.

For example, if third parties successfully assert their intellectual property rights against us, we might be barred from using certain aspects of our technology or barred from developing and commercializing certain future products. Alternatively, we may be required to pay substantial damage awards to the plaintiff, including up to treble damages and attorneys’ fees if we are found to have willfully infringed a patent. As another alternative, we may be required to obtain a license from the intellectual property owner to continue our research and development programs or to market any resulting product. It is also possible that we may be required to modify or redesign our product candidates or future products, if any, in order to avoid infringing or otherwise violating third-party intellectual property rights. This may not be technically or commercially feasible, may render those products less competitive, or may delay or prevent the entry of those products to the market. Any of the foregoing could limit our research and development activities, our ability to commercialize one or more product candidates, or both.

If we choose or are required to seek a license from a third-party, we may be required to pay license fees or royalties or both, which could be substantial. These licenses may not be available on acceptable terms, or at all. Even if we or any future collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced, by court order or otherwise, to cease some or all aspects of our business operations as a result of actual or threatened litigation, we are unable to enter into licenses on acceptable terms. Further, we could be found liable for significant monetary damages as a result of claims of intellectual property infringement. In the future, we may receive offers to license and demands to license from third parties claiming that we are infringing their intellectual property or owe license fees and, even if such claims are without merit, we could fail to successfully avoid or settle such claims.

If Neurocrine Biosciences or other collaborators license or otherwise acquire rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be developed or commercialized in a country without the third-party intellectual property right or, where it is decided that it would be useful to acquire such third-party right to develop or commercialize the product, they are eligible under our collaboration agreements to decrease payments payable to us on a product-by product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

If we breach any agreement under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business.

Under existing or future license and other agreements, we are or may become subject to various obligations, including diligence obligations such as development and commercialization obligations, as well as potential milestone payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the applicable license in whole or in part or convert an exclusive license to a non-exclusive license. Generally, the loss of any such license, or any license exclusivity thereunder, could materially harm our business, prospects, financial condition and results of operations.

If we are unable to prevent unauthorized disclosure of trade secrets and other proprietary information, our competitive position could be harmed.

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our discovery platform, business strategy and product candidates, which can be difficult to protect, in order to maintain our competitive position. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory, manufacturing, pre-clinical development or clinical development goods or services or potential strategic collaborators. In addition, each of our employees and consultants is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. Our employees, consultants, contractors, business partners or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information in breach of these confidentiality agreements or our trade secrets may otherwise be misappropriated. Our collaborators might also have rights to publish data and we might fail to apply for patent protection prior to such publication. It is possible that a competitor will make use of such information, and that our competitive position will be compromised. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information would be jeopardized, which would adversely affect our competitive position.

In addition, we, or our licensors, may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we, or our licensors, may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our, or our licensors’, ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we, or our licensors, fail in defending against any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in U.S. patent law, or laws in other countries, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents, thereby impairing our ability to protect our product candidates and future products.

Our success is heavily dependent on intellectual property, particularly patents. The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the U.S. or other countries. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. For example, there have been recent changes regarding how patent laws are interpreted, and both the USPTO and Congress have recently made significant changes to the patent system. There have been U.S. Supreme Court decisions that now show a trend of the Supreme Court which is distinctly negative on some patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain, maintain and/or enforce patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents, the costs to prosecute our patent applications and enforce our patents and/or the patents and applications of our collaborators. The patent situation in these fields outside the U.S. also has uncertainties. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents. As an example, European patent applications have the option, upon issuance of a patent, of becoming a Unitary Patent, which is subject to the jurisdiction of the Unitary Patent Court, or UPC. The option of a Unitary Patent and the creation of the UPC are significant changes in European patent practice. As the UPC is a new court system, there is little precedent for the court, increasing the uncertainty of any litigation in the UPC.

Intellectual property litigation and administrative proceedings may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation or administrative proceeding, there could be public announcements of the initiation of the litigation or proceeding as well as results of hearings, rulings on motions, and other interim rulings in the litigation or proceeding. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of our common shares may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

If we do not obtain protection under the Hatch-Waxman Act in the U.S. and similar foreign legislation by extending the patent terms for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than five years, or even less than we request if that number is less than five years.

If we are unable to obtain patent term extension or the duration of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

If our trademarks are not adequately protected, we may not be able to build name recognition in our markets of interest, which could adversely affect our business.

Our current and future trademarks, including our corporate name, Xenon, has not been trademarked in each market where we operate and plan to operate. Our trademark applications for our corporate name or the name of our products may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections, which we may be unable to overcome in our responses. Third parties may also attempt to register trademarks utilizing the Xenon name on their products, and we may not be successful in preventing such usage. In addition, in the USPTO and in comparable patent officers in many foreign countries, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

Moreover, any name we have proposed to use with our product candidates in the United States, regardless of whether we have registered it or applied to register it as a trademark, must be approved by the FDA. Similar requirements exist in Europe and other foreign countries. If the FDA (or an equivalent administrative body in a foreign country) objects to any of our proposed product names, we may need to identify a suitable substitute name, for example, that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. This may require additional expense.

In addition, there could be potential trademark infringement claims brought by owners of other registered trademarks that incorporate variations of our registered or unregistered trademarks. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively, and our business may be adversely affected.

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

We are governed by the Canada Business Corporations Act, or CBCA, and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our articles and by-laws, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the CBCA and Delaware General Corporation Law, or DGCL, that may have the greatest such effect include, but are not limited to, the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles) the CBCA generally requires a two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote; and (ii) under the CBCA, holders of 5% or more of our shares that carry the right to vote at a meeting of shareholders can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. In addition, our board of directors is responsible for appointing the members of our management team and certain provisions of the CBCA and our articles and by-laws may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Certain of these provisions include the following:

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

Global credit and financial markets have at times experienced extreme disruptions, including in connection with the COVID-19 pandemic, characterized by increased market volatility, increased rates of inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Similarly, the current conflicts between Ukraine and Russia and in the Middle East, as well as recent failures in the global banking sector, have created volatility in the capital markets and are expected to have further global economic consequences. Limited liquidity, defaults, non-performance and other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and placed into receivership and, subsequently, additional financial institutions have been placed into receivership. There is no guarantee that the U.S. government or governments in other jurisdictions will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that the U.S. government or governments in other jurisdictions would do so in a timely fashion. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, including as a result of a pandemic, political unrest or war, or further instability of the global banking sector, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

In addition, the SEC and applicable Canadian securities regulators regularly pursue various rulemaking efforts, including recently with respect to environmental, social and governance, or ESG, matters. A variety of organizations also measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. If additional rules regarding ESG matters are adopted or if investors continue to increase their focus on ESG matters, we could incur substantially higher costs in our efforts to comply and cannot be certain that our efforts will be viewed as adequate by regulators or by such investors.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We rely on both internal information technology systems and networks, and those of third-party vendors and contractors, to acquire, transmit, store and otherwise process information in connection with our business activities. Our ability to effectively manage our business depends on the security, reliability and adequacy of our and our third-party contractors’ and vendors’ technology systems. As such, we have implemented an information security program designed to assess, identify, and manage risks from cybersecurity threats.

We perform risk assessments relating to cybersecurity and technology risks at least annually. Our cybersecurity risk management program has been developed based on industry standards, including those published by the National Institute of Standards and Technology (“NIST”). Highlights of the program include:

•
Corporate policies and procedures that guide our use of information systems, confidentiality and security strategy;
•
Identifying critical assets and high-risk threats, and implementing technical prevention and detection controls and response and recovery practices;
•
A third-party risk management process to assist in making risk-informed technology product and services decisions on third parties who provide, manage, store or have access to material data or information, including the completion of security questionnaires and independent assessments of controls, audits and/or contract terms;
•
Defined data loss prevention standards in place to detect and prevent data loss, including requiring third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices;
•
Security awareness training for employees to identify cybersecurity concerns and take appropriate actions; and
•
Evaluating our program’s effectiveness by performing regular internal and third-party assessments of our controls, including external penetration testing and consultation on security enhancements.

Risks identified through our cybersecurity program are assessed to determine the potential impact and likelihood of occurrence and mitigation plans are developed and implemented accordingly.

The Audit Committee of our Board of Directors bears the primary responsibility for oversight of cybersecurity risks. The Audit Committee is composed of board members with diverse expertise, including risk management, technology and finance, equipping them to oversee cybersecurity risks effectively. Management’s oversight is performed through an IT Steering Committee, a subset of executive management including our Chief Financial Officer, or CFO, and Chief Legal Officer, and relevant functional expertise, including our Senior Vice President, Information Systems, or SVP, IS. Our SVP, IS, is the primary member of the IT Steering Committee charged with responsibility for assessing, monitoring and managing our cybersecurity risks. With over 20 years of experience in information technology strategy and operations, his background includes extensive experience as an IT executive at various companies. At least annually, the SVP, IS, and the CFO provide a comprehensive report to the Audit Committee regarding cybersecurity risk assessments, emerging threats and changes to industry standards, and incident reports and remediation, if any.

The SVP, IS, oversees processes for the regular monitoring of our information systems, including potential vulnerabilities. In the event of a cybersecurity incident, the IT organization and designated members of executive management follow an established Cybersecurity Incident Response Plan. This plan includes immediate actions to contain the threat, mitigate the impact and assess materiality, and requires retrospective review and identification of corrective actions to reduce future risk.

During the fiscal year ended December 31, 2023, we did not experience any material impact to our business, financial position or operations resulting from previously identified cyberattacks or other information security incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material breaches. For a discussion of these risks, see “Item 1A—Risk Factors—Risk Related to Our Business and Industry—Our business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure, or other compromise of our systems and/or information, including information held by a third-party contractor or vendor.”

Item 2. Properties

Our headquarters are located in Burnaby, British Columbia, where we currently occupy approximately 53,023 square feet of office and laboratory space. The term of the lease expires in June 2032. We currently pay an aggregate of approximately $145,353 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $67,932.

We also occupy approximately 17,057 square feet of office space in Needham, Massachusetts. The term of the lease expires in November 2027. We currently pay an aggregate of approximately $63,964 per month in base rent and the landlord holds a security deposit equal to approximately $187,627.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares have been traded on the Nasdaq Global Market since November 5, 2014 under the symbol “XENE.” On February 26, 2024, the last reported sale price of our common shares was $49.13 per share.

Holders

As of February 26, 2024, there were approximately 82 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by brokers and other nominees.

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

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any applicable income tax treaty or convention to which Canada is a signatory) will be payable on the gross amount of a dividend on our common shares paid or credited, or deemed to be paid or credited, to a holder of our common shares who, for purposes of the Income Tax Act (Canada), is not (and is not deemed to be) resident in Canada, or a Non-Resident of Canada Holder. The Canadian withholding tax will be deducted directly by us or our paying agent from the amount of the dividend otherwise payable and remitted to the Receiver General for Canada. The rate of withholding tax applicable to a dividend paid on our common shares to a Non-Resident of Canada Holder who is a resident of the U.S. for purposes of the Canada-U.S. Tax Convention (1980), or the Convention, is the beneficial owner of the dividend and qualifies for the full benefits of the Convention will generally be reduced to 15% or, if such a Non-Resident of Canada Holder is a company beneficially owning at least 10% of our voting shares, to 5%. Not all persons who are residents of the U.S. for purposes of the Convention will qualify for the benefits of the Convention. In some circumstances, persons deriving amounts through fiscally transparent entities (including limited liability companies) may not be entitled to benefits under the Convention. The Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting, of which Canada is a signatory, affects many of Canada's tax treaties (but not the Convention), including the ability to claim benefits thereunder. Non-Resident of Canada Holders should consult their own tax advisors to determine their entitlement to relief under an applicable income tax treaty or convention.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Xenon Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2018 through December 31, 2023 in (i) our common shares, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Composite Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

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

Overview

We are a neuroscience-focused biopharmaceutical company committed to discovering, developing, and commercializing innovative therapeutics to improve the lives of people living with neurological and psychiatric disorders. We are advancing a novel product pipeline to address areas of high unmet medical need, including epilepsy and depression.

XEN1101

XEN1101 is a novel, potent Kv7 potassium channel opener being developed for the treatment of epilepsy, major depressive disorder, or MDD, and potentially other neurological disorders.

XEN1101 for Epilepsy (Focal Onset Seizures)

Our XEN1101 Phase 3 epilepsy program includes two identical Phase 3 clinical trials, called X-TOLE2 and X-TOLE3, which are designed closely after the Phase 2b X-TOLE clinical trial. These multicenter, randomized, double-blind, placebo-controlled trials are evaluating the clinical efficacy, safety, and tolerability of 15 mg or 25 mg of XEN1101 administered once-daily with food as adjunctive treatment in approximately 360 patients per study with focal onset seizures, or FOS. The primary efficacy endpoint is the median percent change, or MPC, in monthly seizure frequency from baseline through the double-blind period, or DBP, of XEN1101 compared to placebo. We anticipate patient enrollment in X-TOLE2 will be completed in late 2024 to early 2025.

XEN1101 for Epilepsy (Primary Generalized Tonic-Clonic Seizures)

Our Phase 3 X-ACKT clinical trial is intended to support potential regulatory submissions in an additional epilepsy indication of primary generalized tonic-clonic seizures, or PGTCS. This multicenter, randomized, double-blind, placebo-controlled study is evaluating the clinical efficacy, safety, and tolerability of 25 mg of XEN1101 administered once-daily with food as adjunctive treatment in approximately 160 patients with PGTCS. The primary efficacy endpoint is the MPC in monthly PGTCS frequency from baseline through the DBP of XEN1101 compared to placebo.

XEN1101 for Epilepsy (Open-Label Extension)

Upon completion of the DBP in X-TOLE2, X-TOLE3, or X-ACKT, eligible patients may enter an open-label extension, or OLE, study for up to three years. In addition, the ongoing X-TOLE Phase 2b OLE has been extended from five to seven years and continues to generate important long-term data for XEN1101.

XEN1101 for Major Depressive Disorder

In November 2023, we reported promising topline results from the Phase 2 proof-of-concept X-NOVA clinical trial, which evaluated the clinical efficacy, safety, and tolerability of 10 mg and 20 mg of XEN1101 administered once-daily with food in 168 patients with moderate to severe MDD. The primary endpoint of the study was a change in the Montgomery-Åsberg Depression Rating Scale, or MADRS, at week 6. A clear dose response and a clinically meaningful, but not statistically significant, 3.04 difference between placebo and the XEN1101 20 mg group (p=0.135) was observed. Statistical significance was achieved on other secondary efficacy endpoints, including the Hamilton Depression Rating Scale, or HAM-D17; the Snaith-Hamilton Pleasure Scale, or SHAPS, measuring anhedonia; and MADRS at week 1, demonstrating early onset of efficacy. XEN1101 was generally well tolerated with similar rates of overall adverse events, as well as similar rates of discontinuation, reported across all treatment arms. No serious adverse events were reported in the two XEN1101 treatment groups, XEN1101 was not associated with notable weight gain and participants did not report any notable sexual dysfunction. We are actively planning for late-stage clinical development of XEN1101 in MDD and expect to initiate the Phase 3 clinical program in 2024. We are also evaluating other potential indications for the future development of XEN1101.

In addition, we are collaborating with the Icahn School of Medicine at Mount Sinai to support an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of XEN1101 for the treatment of MDD in approximately 60 subjects. See “Recent Developments” for additional information about topline X-NOVA results.

Other Pipeline Opportunities

We continue to leverage our extensive ion channel expertise and drug discovery capabilities to identify validated drug targets and develop new product candidates. The near-term focus is on internal development candidates targeting Kv7, Nav1.1 and Nav1.7.

Partnered Program: NBI-921352

We have an ongoing collaboration with Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a selective Nav1.6 sodium channel inhibitor. In November 2023, Neurocrine Biosciences reported that the Phase 2 clinical trial evaluating NBI-921352 in adult patients with FOS failed to demonstrate meaningful reduction in seizure frequency. Neurocrine Biosciences guided that no further development with NBI-921352 in FOS is planned at this time. A Phase 2 clinical trial is currently underway evaluating NBI-921352 in patients aged between 2 and 21 years with SCN8A developmental and epileptic encephalopathy.

We have funded our operations primarily through the sale of equity securities, including receiving net proceeds of approximately $324.0 million from the sale of common shares and pre-funded warrants in a public offering in November 2023, funding received from our licensees and collaborators, and debt financing. We did not recognize any revenue in the year ended December 31, 2023, as compared to revenue from collaboration agreements of $9.4 million and $18.4 million for the years ended December 31, 2022 and 2021, respectively. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our net losses were $182.4 million, $125.4 million, and $78.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $665.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

We may also generate revenue in the future from payments as a result of license or collaboration agreements for any of our product candidates or intellectual property, such as our license and collaboration agreement with Neurocrine Biosciences, or the Neurocrine Collaboration, described in “Business — Collaborations, Commercial and License Agreements” and “Note 11” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We cannot provide assurance as to the timing of future milestone or royalty payments under the Neurocrine Collaboration, or that we will receive any of these payments at all.

The following table is a summary of revenue recognized for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Neurocrine Biosciences:
Recognition of the transaction price	$—	$372	$3,715
Research and development services	—	1,938	6,452
Milestone payments	—	7,124	5,270
Pacira BioSciences:
Milestone payments	—	—	3,000
Total revenue	$—	$9,434	$18,437

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

In the year ended December 31, 2021, we recognized revenue of $3.0 million in connection with our agreement with Pacira BioSciences, Inc., or the Pacira Agreement, for the global rights to develop and commercialize PCRX301 which included a $1.0 million milestone for the clearance of an investigational new drug application by the FDA and a $2.0 million milestone for the initiation of a Phase 1b clinical trial. No revenue was recognized in the years ended December 31, 2023 and December 31, 2022 in connection with the Pacira Agreement. In November 2022, Pacira BioSciences made the strategic decision to no longer pursue the clinical development of PCRX-301.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$167,512	$105,767	$75,463
General and administrative	46,542	32,810	21,967
Total operating expenses	$214,054	$138,577	$97,430

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

Results of Operations

Comparison of Years Ended December 31, 2023, 2022 and 2021

The following table summarizes the results of our operations for the years ended December 31, 2023, 2022 and 2021 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2023 vs. 2022	Change 2022 vs. 2021
	2023	2022	2021	Increase/(Decrease)	Increase/(Decrease)
Revenue	$—	$9,434	$18,437	$(9,434)	$(9,003)
Research and development expenses	167,512	105,767	75,463	61,745	30,304
General and administrative expenses	46,542	32,810	21,967	13,732	10,843
Other:
Interest income	27,620	8,713	466	18,907	8,247
Unrealized fair value gain (loss) on trading securities	3,550	(2,934)	(719)	6,484	(2,215)
Foreign exchange gain (loss)	199	(1,891)	358	2,090	(2,249)
Loss before income taxes	$(182,685)	$(125,255)	$(78,888)	$(57,430)	$(46,367)

Revenue

Revenue decreased by $9.4 million in the year ended December 31, 2023 as compared to the same period in 2022. The decrease was primarily due to the Neurocrine Collaboration; all performance obligations associated with the upfront payment were completed in March 2022, resulting in a decrease in revenue of $0.4 million and the research component of our collaboration was completed in June 2022, resulting in a decrease in research and development services revenue of $1.9 million. In addition, we recognized a $7.1 million milestone under the Neurocrine Collaboration in 2022, whereas no milestones were recognized under this collaboration in 2023.

Revenue decreased by $9.0 million in the year ended December 31, 2022 as compared to the same period in 2021. The decrease was primarily due to the Neurocrine Collaboration; all performance obligations associated with the upfront payment were completed in March 2022, resulting in a decrease in revenue of $3.3 million and the research component of our collaboration was completed in June 2022, resulting in a decrease in research and development services revenue of $4.5 million. In addition, we recognized a $3.0 million milestone under our Pacira Agreement in 2021, whereas no milestones were recognized under this agreement in 2022.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2023, 2022 and 2021 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2023 vs. 2022	Change 2022 vs. 2021
	2023	2022	2021	Increase/(Decrease)	Increase/(Decrease)
Direct external costs:
XEN1101	$89,303	$37,367	$21,664	$51,936	$15,703
XEN496	5,152	14,765	13,017	(9,613)	1,748
Pre-clinical, discovery and other programs	15,552	12,711	13,342	2,841	(631)
Indirect costs:
Personnel-related (including stock-based compensation)	45,981	32,447	21,225	13,534	11,222
Facilities and other unallocated research and development expenses	11,524	8,477	6,215	3,047	2,262
Research and development expenses	$167,512	$105,767	$75,463	$61,745	$30,304

Research and development expenses increased by $61.7 million in the year ended December 31, 2023 as compared to the same period in 2022. The increase was primarily attributable to our XEN1101 program as well as personnel-related costs due to increased headcount to support late-stage development and stock-based compensation expense due to an increase in the number of options granted at a higher fair value, partially offset by a decrease in spend on XEN496. The increase for XEN1101 is driven by ongoing site initiation and patient enrollment in our Phase 3 epilepsy clinical trials, increase in manufacturing activities to support current and future clinical trials and a potential NDA submission, as well as the completion of our X-NOVA Phase 2 MDD clinical trial. The decrease in XEN496 was attributed to decreased external costs to support the EPIK clinical trial and open label extension as a result of our decision to no longer pursue the clinical development of XEN496.

Research and development expenses increased by $30.3 million in the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily attributable to our XEN1101 program and personnel-related costs due to increased headcount to support late-stage development and stock-based compensation expense due to an increase in the number of options granted at a higher fair value. The increase for XEN1101 includes expenses related to the initiation of our Phase 3 epilepsy clinical trials, ongoing costs to support the X-TOLE open label extension, and our X-NOVA Phase 2 MDD clinical trial.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2023, 2022 and 2021 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2023 vs. 2022	Change 2022 vs. 2021
	2023	2022	2021	Increase/(Decrease)	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$32,166	$22,814	$14,123	$9,352	$8,691
Professional and consulting fees	8,760	5,189	4,367	3,571	822
Other	5,616	4,807	3,477	809	1,330
General and administrative expenses	$46,542	$32,810	$21,967	$13,732	$10,843

General and administrative expenses increased by $13.7 million in the year ended December 31, 2023 as compared to the same period in 2022. The increase was primarily attributable to personnel-related costs due to increased headcount to support our expanding research and development activities and stock-based compensation expense due to an increase in the number of options granted at a higher fair value as well as higher professional and consulting fees.

General and administrative expenses increased by $10.8 million in the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily attributable to personnel-related costs due to increased headcount to support our expanding research and development activities and stock-based compensation expense due to an increase in the number of options granted at a higher fair value as well as higher recruitment fees, insurance premiums, and higher professional and consulting fees.

Other Income

The following table summarizes our other income for the years ended December 31, 2023, 2022 and 2021 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2023 vs. 2022	Change 2022 vs. 2021
	2023	2022	2021	Increase/(Decrease)	Increase/(Decrease)
Interest income	$27,620	$8,713	$466	$18,907	$8,247
Unrealized fair value gain (loss) on trading securities	3,550	(2,934)	(719)	6,484	(2,215)
Foreign exchange gain (loss)	199	(1,891)	358	2,090	(2,249)
Other income	$31,369	$3,888	$105	$27,481	$3,783

Other income increased by $27.5 million in the year ended December 31, 2023 as compared to the same period in 2022. The increase was primarily attributable to an $18.9 million increase in interest income driven by a higher balance of marketable securities and an increase in market yields on investments. In addition, there was a $6.5 million increase in the unrealized fair value gain on trading securities due to changes in market yields on trading securities, partially offset by a lower balance of trading securities. There was also a $2.1 million change in the foreign exchange gain (loss) due to fluctuations in the value of the Canadian dollar and a lower balance of cash and cash equivalents denominated in Canadian dollars.

Other income increased by $3.8 million in the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily attributable to an $8.2 million increase in interest income driven by a higher balance of marketable securities and an increase in market yields on investments. The increase was partially offset by a $2.2 million increase in foreign exchange loss due to a higher balance of cash and cash equivalents denominated in Canadian dollars and a decline in the value of the Canadian dollar, and a $2.2 million increase in the unrealized loss on the fair value of trading securities due to a higher balance of trading securities and increase in market yields on investments.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through December 31, 2023, we have raised aggregate net cash proceeds of more than $1.3 billion primarily from the issuance of equity securities, including net proceeds of approximately $324.0 million from the sale of common shares and pre-funded warrants in a public offering in November 2023. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $930.9 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC, or Jefferies, and Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell our common shares from time to time. In January 2021, we sold an aggregate of 733,000 common shares for proceeds of $10.7 million, net of commissions and transaction expenses pursuant to a prospectus supplement filed with the SEC on August 6, 2020, or the August 2020 ATM. We may sell common shares having gross proceeds of up to $250.0 million, from time to time, pursuant to a new prospectus supplement filed with the SEC on March 1, 2022, or the March 2022 ATM, replacing the August 2020 ATM. As of December 31, 2023, an aggregate of 855,685 common shares have been sold for proceeds of $29.5 million, net of commissions and transaction expenses, under the March 2022 ATM.

Funding Requirements

We have incurred significant operating losses since inception. As of December 31, 2023, we had an accumulated deficit of $665.1 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; hire and retain additional personnel; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Contractual Commitments

In April 2017, we acquired XEN1101 (previously known as 1OP2198) from 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to an asset purchase agreement. In August 2020, we and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through December 31, 2023, we have paid $2.0 million based on progress against these milestones. Future potential payments to 1st Order include up to $6.0 million in regulatory milestones. There are no royalty obligations to 1st Order.

We have operating leases for research laboratories and office space in Burnaby, British Columbia and office space in Needham, Massachusetts. The terms of the leases expire in June 2032 and November 2027, respectively. Amounts related to future lease payments for operating lease obligations as of December 31, 2023 totaled $12.5 million, with $1.7 million expected to be paid within the next 12 months.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(145,327)	$(98,430)	$(69,502)
Net cash used in investing activities	(117,170)	(296,003)	(246,770)
Net cash provided by financing activities	353,522	278,471	447,543

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities totaled $145.3 million, compared to $98.4 million for the same period in 2022. The increase was primarily related to higher research and development and general and administrative expenses, and no revenue recognized in 2023. This was partially offset by higher interest income and changes in operating assets and liabilities.

For the year ended December 31, 2022, net cash used in operating activities totaled $98.4 million, compared to $69.5 million for the same period in 2021. The increase was primarily related to higher research and development and general and administrative expenses, and lower revenue recognized in connection with the Neurocrine Collaboration and the Pacira Agreement. This was partially offset by higher interest income and changes in operating assets and liabilities.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities totaled $117.2 million, compared to $296.0 million for the same period in 2022. The change was driven primarily by an increase in the redemption of marketable securities, net of purchases. This was partially offset by an increase in the purchases of property, plant and equipment.

For the year ended December 31, 2022, net cash used in investing activities totaled $296.0 million, compared to $246.8 million for the same period in 2021. The change was driven primarily by an increase in purchases of marketable securities, net of redemptions.

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities totaled $353.5 million, compared to $278.5 million for the same period in 2022. The increase was primarily related to net proceeds of $353.5 million in 2023 as compared to net proceeds of $277.8 million in 2022 from the issuance of common shares and pre-funded warrants.

For the year ended December 31, 2022, net cash provided by financing activities totaled $278.5 million, compared to $447.5 million for the same period in 2021. The decrease was primarily related to net proceeds of $277.8 million in 2022 as compared to net proceeds of $447.3 million in 2021 from the issuance of common shares and pre-funded warrants.

Related Party Transactions

For a description of our related party transactions, see “Certain Relationships and Related Transactions, and Director Independence.”

Outstanding Share Data

As of February 26, 2024, we had 75,432,482 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 2,173,081 common shares, outstanding stock options to purchase an additional 8,860,105 common shares and an outstanding warrant to purchase an additional 40,000 common shares.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of December 31, 2023, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $907.1 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$31.5 million.

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

Interest rate sensitivity

As of December 31, 2023, we had cash and cash equivalents and marketable securities of $930.9 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $5.7 million decrease in the fair value of our marketable securities as of December 31, 2023. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023; however, operating expenses may continue to increase in future periods due to inflation.

Item 8. Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Consolidated Financial Statements

Year ended December 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xenon Pharmaceuticals Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Xenon Pharmaceuticals Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada
February 29, 2024

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$148,643	$57,242
Marketable securities (note 6)	489,439	534,845
Accounts receivable	874	986
Prepaid expenses and other current assets	6,006	7,225
	644,962	600,298
Marketable securities, long-term (note 6)	292,792	128,682
Operating lease right-of-use asset, net (note 8)	9,193	10,406
Property, plant and equipment, net (note 7)	9,653	6,500
Deferred tax assets (note 13)	802	509
Prepaid expenses, long-term	7,396	7,751
Total assets	$964,798	$754,146

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 9)	$25,974	$22,214
Operating lease liability (note 8)	1,299	488
	27,273	22,702
Operating lease liability, long-term (note 8)	9,604	9,947
Total liabilities	$36,877	$32,649

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 75,370,977 (December 31, 2022 - 62,587,701) (note 10)	$1,436,374	$1,065,136
Additional paid-in capital	156,764	142,108
Accumulated deficit	(665,140)	(482,747)
Accumulated other comprehensive loss	(77)	(3,000)
Total shareholders' equity	$927,921	$721,497
Total liabilities and shareholders’ equity	$964,798	$754,146

Commitments and contingencies (note 12)

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue (note 11)	$—	$9,434	$18,437

Operating expenses:
Research and development	167,512	105,767	75,463
General and administrative	46,542	32,810	21,967
	214,054	138,577	97,430
Loss from operations	(214,054)	(129,143)	(78,993)
Other income (expense):
Interest income	27,620	8,713	466
Unrealized fair value gain (loss) on trading securities	3,550	(2,934)	(719)
Foreign exchange gain (loss)	199	(1,891)	358
	31,369	3,888	105
Loss before income taxes	(182,685)	(125,255)	(78,888)
Income tax recovery (expense) (note 13)	292	(118)	6
Net loss	(182,393)	(125,373)	(78,882)
Net loss attributable to preferred shareholders	—	(437)	(1,795)
Net loss attributable to common shareholders	$(182,393)	$(124,936)	$(77,087)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (note 6)	$2,923	$(2,010)	$—
Comprehensive loss	$(179,470)	$(127,383)	$(78,882)

Net loss per common share (note 4):
Basic and diluted	$(2.73)	$(2.06)	$(1.77)
Weighted-average common shares outstanding (note 4):
Basic and diluted	66,889,005	60,542,142	43,627,452

The accompanying notes are an integral part of these consolidated financial statements.

XENON pharmaceuticals INC.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	1,016,000	$7,732	35,012,125	$397,748	$45,357	$(278,492)	$(990)	$171,355
Net loss for the year	—	—	—	—	—	(78,882)	—	(78,882)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 10a and note 10e)	—	—	16,143,472	381,567	65,716	—	—	447,283
Stock-based compensation expense (note 10c)	—	—	—	—	10,017	—	—	10,017
Issued pursuant to exercise of stock options	—	—	479,155	3,855	(3,595)	—	—	260
Balance as of December 31, 2021	1,016,000	$7,732	51,634,752	$783,170	$117,495	$(357,374)	$(990)	$550,033
Net loss for the year	—	—	—	—	—	(125,373)	—	(125,373)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 10a and note 10e)	—	—	9,357,348	268,379	9,387	—	—	277,766
Conversion of preferred shares to common shares (note 10d)	(1,016,000)	(7,732)	1,016,000	7,732	—	—	—	—
Stock-based compensation expense (note 10c)	—	—	—	—	20,376	—	—	20,376
Issued pursuant to exercise of stock options	—	—	579,601	5,855	(5,150)	—	—	705
Other comprehensive loss (note 6)	—	—	—	—	—	—	(2,010)	(2,010)
Balance as of December 31, 2022	—	$—	62,587,701	$1,065,136	$142,108	$(482,747)	$(3,000)	$721,497
Net loss for the year	—	—	—	—	—	(182,393)	—	(182,393)
Issuance of common shares and pre-funded warrants, net of issuance costs (note 10a and note 10e)	—	—	10,701,842	330,010	23,477	—	—	353,487
Conversion of pre-funded warrants to common shares (note 10e)	—	—	1,700,000	35,913	(35,913)	—	—	—
Stock-based compensation expense (note 10c)	—	—	—	—	32,372	—	—	32,372
Issued pursuant to exercise of stock options	—	—	381,434	5,315	(5,280)	—	—	35
Other comprehensive income (note 6)	—	—	—	—	—	—	2,923	2,923
Balance as of December 31, 2023	—	$—	75,370,977	$1,436,374	$156,764	$(665,140)	$(77)	$927,921

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(182,393)	$(125,373)	$(78,882)
Items not involving cash:
Depreciation	3,541	1,624	906
Deferred income tax (recovery) expense	(292)	(44)	58
Stock-based compensation	32,372	20,376	10,017
Unrealized foreign exchange (gain) loss	(640)	2,729	327
Unrealized fair value (gain) loss on trading securities	(3,550)	2,934	719
Changes in operating assets and liabilities:
Accounts receivable	130	1,757	(459)
Prepaid expenses and other current assets	1,574	(10,495)	(1,517)
Accounts payable and accrued expenses	3,931	8,062	2,971
Deferred revenue	—	—	(3,642)
Net cash used in operating activities	(145,327)	(98,430)	(69,502)

Investing activities:
Purchases of property, plant and equipment	(5,617)	(2,894)	(2,050)
Purchase of marketable securities	(793,907)	(551,137)	(389,474)
Proceeds from marketable securities	682,354	258,028	144,754
Net cash used in investing activities	(117,170)	(296,003)	(246,770)

Financing activities:
Issuance of common shares and pre-funded warrants, net of issuance costs (note 10a and note 10e)	353,487	277,766	447,283
Issuance of common shares pursuant to exercise of stock options	35	705	260
Net cash provided by financing activities	353,522	278,471	447,543
Effect of exchange rate changes on cash and cash equivalents	376	(2,484)	(592)
Increase (decrease) in cash and cash equivalents	91,401	(118,446)	130,679
Cash and cash equivalents, beginning of year	57,242	175,688	45,009
Cash and cash equivalents, end of year	$148,643	$57,242	$175,688

Supplemental disclosures:
Cash paid for operating lease	$1,624	$919	$824
Cash received for lease incentives	1,489	—	—
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	5,250	4,491	3,349
Fair value of pre-funded warrants exercised	35,913	—	—
Purchases of property, plant and equipment included in accounts payable and accrued expenses	—	391	—
Right-of-use asset obtained in exchange for new operating lease liability (note 8)	—	3,019	—
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period (note 8)	—	—	493
Increase in operating lease right-of-use asset and operating lease liability related to lease amendments (note 8)	—	—	5,248

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.
Nature of the business:

Xenon Pharmaceuticals Inc. (the “Company”), incorporated in 1996 under the predecessor to the Business Corporations Act (British Columbia) and continued federally in 2000 under the Canada Business Corporations Act, is a neuroscience-focused biopharmaceutical company committed to improving the lives of people living with neurological and psychiatric disorders.

The Company has incurred significant operating losses since inception. As of December 31, 2023, the Company had an accumulated deficit of $665,140 and a net loss of $182,393 for the year ended December 31, 2023. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

The Company has one wholly-owned subsidiary as of December 31, 2023, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

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

Unrealized fair value gains and losses for marketable securities classified as available-for-sale are recorded through other comprehensive income (loss) in shareholders' equity. When the fair value of an available-for-sale security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to the consolidated statement of operations with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in the consolidated statement of operations with no corresponding allowance for credit losses. Realized gains and losses and credit losses, if any, on available-for-sale securities are included in interest income, based on the specific identification method. Available-for-sale securities are also adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion included within interest income. Available-for-sale securities with a remaining maturity date greater than one year are classified as non-current assets.

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

(f)
Impairment of long-lived assets:

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No impairment of long-lived assets was noted during the years ended December 31, 2023, 2022 and 2021.

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

(h)
Concentration of credit risk and of significant customers:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company's investments are limited to investment-grade securities with strong credit ratings with the objective to preserve capital and maintain liquidity. Cash and cash equivalents were held at major financial institutions in Canada and the United States which may at times be in excess of federally insured limits. The Company does not believe that it is subject to credit risk beyond the standard credit risk associated with commercial banking relationships.

Neurocrine Biosciences, Inc. ("Neurocrine Biosciences") accounted for 100% of revenue recognized for the year ended December 31, 2022. Neurocrine Biosciences and Pacira BioSciences, Inc. (“Pacira BioSciences”) accounted for 84% and 16% of revenue recognized for the year ended December 31, 2021, respectively.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The carrying amount of accounts receivable, accounts payable and accrued expenses approximates fair value due to the nature and short-term of those instruments. The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis and the level of fair value hierarchy utilized is described in note 5.

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

Research and development expenses consist of costs incurred in performing research and development activities, including personnel-related expenses, consisting of salaries, benefits and stock-based compensation for employees engaged in scientific research and development, third-party expenses incurred in connection with the pre-clinical and clinical development of product candidates including under agreements with clinical research organizations, third-party expenses relating to formulation, process development and manufacture of drug substance and drug product for use in pre-clinical testing and clinical trials, third-party acquisition, license and collaboration fees, laboratory consumables and certain indirect costs incurred in support of overall research and development activities, including facilities, depreciation and information technology costs. The amount of expenses recognized in a period related to service agreements is based on the work performed using the accrual basis of accounting. Third-party service providers generally provide estimates of proportionate performance to allow the Company to determine an appropriate accrual. When determining the adequacy of an accrual, the Company analyzes progress based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. Prepaid expenses are recorded as current or non-current assets based on the expected timing of services.

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

Revenue and expense transactions are translated at the approximate exchange rate prevailing on the date of transaction. Exchange gains and losses on translation are included in the consolidated statements of operations and comprehensive income (loss) as foreign exchange gain (loss).

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

(p)
Recent accounting pronouncements:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company adopts as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and, based on preliminary assessment, does not believe any will have a material impact on the Company’s financial statements.

4.
Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities which includes the Series 1 Preferred Shares as a separate class. The convertible preferred shares entitle the holders to participate in dividends and in earnings and losses of the Company on an equivalent basis as common shares. Accordingly, undistributed earnings (losses) are allocated to common shares and participating preferred shares based on the weighted-average shares of each class outstanding during the period. In March 2022, the outstanding 1,016,000 Series 1 Preferred Shares were converted and exchanged for an equal number of common shares of the Company (note 10d).

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

For the years ended December 31, 2023, 2022 and 2021, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

5.
Fair value of financial instruments:

The level of the fair value hierarchy utilized to determine the fair value of cash and cash equivalents and marketable securities consisted of the following:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market fund	$148,643	$—	$—	$148,643	$57,242	$—	$—	$57,242
Marketable securities
Guaranteed investment certificates	7,684	—	—	7,684	14,953	—	—	14,953
U.S. treasuries	252,982	—	—	252,982	322,851	—	—	322,851
U.S. government securities	—	97,912	—	97,912	—	32,479	—	32,479
Commercial paper	—	119,108	—	119,108	—	150,560	—	150,560
Corporate debt securities	—	304,545	—	304,545	—	142,684	—	142,684
Total	$409,309	$521,565	$—	$930,874	$395,046	$325,723	$—	$720,769

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

As of December 31, 2023 and December 31, 2022, the Company does not hold any securities classified as Level 3.

6.
Marketable securities:

As of December 31, 2023, the Company had $13,867 of trading securities and $768,364 of available-for-sale securities (December 31, 2022 – $276,642 and $386,885, respectively). Amortized cost, unrealized gain (losses) recognized in accumulated other comprehensive income (loss) and fair value of available-for-sale securities consisted of the following:

	December 31, 2023			December 31, 2022
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Loss	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$7,549	$135	$7,684	$14,953	$—	$14,953
U.S. treasuries	192,193	(249)	191,944	78,880	(837)	78,043
U.S. government securities	98,092	(180)	97,912	5,793	(20)	5,773
Commercial paper	119,041	67	119,108	150,560	—	150,560
Corporate debt securities	58,824	100	58,924	8,942	(68)	8,874
Contractual maturity of 1 to 3 years:
U.S. treasuries	53,294	243	53,537	60,354	(958)	59,396
U.S. government securities	—	—	—	26,741	(35)	26,706
Corporate debt securities	238,458	797	239,255	42,672	(92)	42,580
Total	$767,451	$913	$768,364	$388,895	$(2,010)	$386,885

Allowance for credit losses or impairment on these marketable securities have not been recognized as these securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is primarily due to changes in interest rates.

7.
Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2023	2022
Research equipment	$9,111	$8,921
Office furniture and equipment	1,285	868
Computer equipment	1,489	1,213
Leasehold improvements	9,019	4,203
Less: accumulated depreciation and amortization	(11,251)	(8,705)
Net book value	$9,653	$6,500

8.
Leases:

The Company has an operating lease for research laboratories and office space in Burnaby, British Columbia which expires on June 30, 2032, and two renewal options for 5-years each which were not considered in the determination of the right-of-use asset and lease liability. The Company has an additional operating lease for office space in Needham, Massachusetts ("Needham Lease"), which commenced in October 2022. The Needham Lease is for a 62-month term and an option to terminate one year prior to the expiry date, which was not considered in the determination of the right-of-use asset and lease liability.

The cost components of the operating leases were as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Lease Cost
Operating lease expense	$1,645	$1,126	$591
Variable lease expense(1)	787	774	751
Lease Term and Discount Rate
Weighted average remaining lease term (years)	7.33	8.07	10.50
Weighted average discount rate	3.87%	3.97%	3.42%
(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of December 31, 2023 were as follows:

Year ending December 31:
2024	$1,698
2025	1,768
2026	1,837
2027	1,825
2028	1,126
2029 and thereafter	4,283
Total future minimum lease payments	$12,537
Less: imputed interest	(1,634)
Present value of lease liabilities	$10,903

9.
Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2023	2022
Trade payables	$8,598	$8,491
Employee compensation, benefits, and related accruals	7,425	5,823
Consulting and contracted research	8,824	7,148
Professional fees	780	411
Other	347	341
Total	$25,974	$22,214

10.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC (“Jefferies”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) pursuant to which the Company may sell common shares from time to time. In January 2021, the Company sold an aggregate of 733,000 common shares for proceeds of $10,693, net of commissions and transaction expenses pursuant to a prospectus supplement filed in August 2020 (“August 2020 ATM”). The Company may sell common shares having gross proceeds of up to $250,000, from time to time, pursuant to a new prospectus supplement filed in March 2022 (“March 2022 ATM”), replacing the August 2020 ATM. As of December 31, 2023, the Company has sold an aggregate of 855,685 common shares for proceeds of $29,508, net of commissions and transaction expenses under the March 2022 ATM.

In March 2021, the Company completed an underwritten public offering of 5,135,135 common shares, including 810,810 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $18.50 per common share and pre-funded warrants to purchase 1,081,081 common shares at $18.4999 per pre-funded warrant (note 10e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in March 2021, and the Company received proceeds of $107,922, net of underwriting discounts, commissions and offering expenses.

In September 2021, in connection with the License and Collaboration Agreement with Neurocrine Biosciences entered in December 2019 and amended in January 2021 (the “Neurocrine Collaboration Agreement”), the Company executed a Share Purchase Agreement (“SPA”) pursuant to which the Company issued 275,337 common shares for an aggregate purchase price of $5,500, or $19.9755 per common share, which represents a premium of $770 when measured at fair value on the date of issuance. In addition, in January 2022, the Company executed a SPA pursuant to which the Company issued 258,986 common shares for an aggregate purchase price of $8,250, or $31.855 per common share, which represents a premium of $374 when compared to the fair value of common shares on the date of issuance. The SPAs contain certain other customary terms and conditions, including mutual representations, warranties and covenants. For additional information regarding the Neurocrine Collaboration Agreement, refer to note 11a.

In October 2021, the Company completed an underwritten public offering of 10,000,000 common shares, including 1,525,423 common shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $29.50 per common share and pre-funded warrants to purchase 1,694,915 common shares at $29.4999 per pre-funded warrant (note 10e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in October 2021, and the Company received proceeds of $323,938, net of underwriting discounts, commissions and offering expenses.

In June 2022, the Company completed an underwritten public offering of 9,098,362 common shares, including 1,229,508 shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $30.50 per common share and pre-funded warrants to purchase 327,868 common shares at $30.4999 per pre-funded warrant (note 10e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in June 2022, and the Company received proceeds of $269,890, net of underwriting discounts, commissions and offering expenses.

In November 2023, the Company completed an underwritten public offering of 9,846,157 common shares, including 1,384,615 shares sold upon the full exercise of the underwriters' over-allotment option, at a public offering price of $32.50 per common share and pre-funded warrants to purchase 769,230 common shares at $32.4999 per pre-funded warrant (note 10e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in December 2023, and the Company received proceeds of $323,979, net of underwriting discounts, commissions and offering expenses.

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

The shareholders of the Company approved the Amended and Restated 2014 Plan amended in June 2020 and June 2022, amending certain provisions of the Company’s 2014 Plan. The Amended and Restated 2014 Plan continues to permit the grant of stock-based compensation awards to directors, officers, employees and consultants of the Company and the issuance of restricted shares, restricted share units, share appreciation rights and performance shares. Under the Amended and Restated 2014 Plan, options granted generally vest on a graduated basis over a four-year period or less. The exercise price of the options is determined by the board of directors but must at least be equal to the fair market value of the common shares on the date of grant. Options may be exercised over a maximum term of ten years. The annual share increase provision of the 2014 Plan was eliminated and the number of common shares available for issuance was increased by 9,300,000 over the existing share reserve under the 2014 Plan. The number of common shares that can be issued through restricted share awards, restricted share unit awards, or performance share awards was amended to be limited to 1,000,000 common shares, in the aggregate. Other amendments were made to terms of the 2014 Plan with respect to repricing, change of control and payment of dividends and other distributions. As of December 31, 2023, a total of 3,460,724 common shares remain available for issuance pursuant to the Amended and Restated 2014 Plan.

The following table presents the summary of stock option activity for the period:

	Number of	Weighted Average Exercise	Aggregate
	Options	Price ($)(1)	Intrinsic Value
Outstanding, December 31, 2020	4,758,997	9.10	30,464
Granted	1,775,450	19.82
Exercised(2)	(690,284)	7.34	11,306
Forfeited, cancelled or expired	(205,931)	13.01
Outstanding, December 31, 2021	5,638,232	12.55	105,405
Granted	2,315,645	30.90
Exercised(2)	(780,725)	9.47	19,651
Forfeited, cancelled or expired	(55,370)	24.50
Outstanding, December 31, 2022	7,117,782	18.75	147,214
Granted	2,542,473	35.29
Exercised(2)	(587,536)	13.58	14,526
Forfeited, cancelled or expired	(178,217)	31.49
Outstanding, December 31, 2023	8,894,502	23.56	200,122
Exercisable, December 31, 2023	4,789,178	16.23	142,900

(1)
Canadian dollar denominated stock options have been translated into U.S. dollars at a foreign exchange rate of 0.76 (2022 – 0.74 and 2021 – 0.79) as of December 31, 2023.

(2)
During the year ended December 31, 2023, 4,320 (2022 – 68,930 and 2021 – 66,215) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 377,114 (2022 – 510,671 and 2021 – 412,940) common shares for the cashless exercise of 583,216 (2022 – 711,795 and 2021 – 624,069) stock options.

At December 31, 2023, stock options outstanding and exercisable had a weighted average remaining contractual life of 7.4 years and 6.2 years, respectively.

A summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2023 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value ($)
Non-vested, January 1, 2023	3,587,374	16.60
Granted	2,542,473	22.52
Vested	(1,847,714)	15.82
Forfeited or cancelled	(176,809)	18.62
Non-vested, December 31, 2023	4,105,324	20.53

The aggregate fair value of options vested during the year ended December 31, 2023 was $29,233 (2022 – $13,752 and 2021 – $8,271).

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

The weighted-average option pricing assumptions are as follows:

	Year Ended December 31,
	2023	2022	2021
Average risk-free interest rate	3.93%	2.39%	1.16%
Expected volatility	69%	70%	68%
Average expected term (in years)	5.94	6.16	6.66
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value of options granted	$22.52	$19.78	$12.54

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive income (loss) as follows:

	Year Ended December 31,
	2023	2022	2021
Research and development expenses	$13,067	$7,766	$3,734
General and administrative expenses	19,305	12,610	6,283
	$32,372	$20,376	$10,017

As of December 31, 2023, the unrecognized stock-based compensation expense related to the non-vested stock options was $70,691 which is expected to be recognized over a weighted-average period of 2.61 years.

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

(e)
Pre-funded warrants:

The following table summarizes the pre-funded warrants activity for the years ended December 31, 2023, 2022, and 2021:

	Date of issuance
	March 2021	October 2021	June 2022	December 2023	Total
Outstanding, December 31, 2020	—	—	—	—	—
Issued	1,081,081	1,694,915	—	—	2,775,996
Exercised	—	—	—	—	—
Outstanding, December 31, 2021	1,081,081	1,694,915	—	—	2,775,996
Issued	—	—	327,868	—	327,868
Exercised	—	—	—	—	—
Outstanding, December 31, 2022	1,081,081	1,694,915	327,868	—	3,103,864
Issued	—	—	—	769,230	769,230
Exercised	(1,081,081)	(618,932)	—	—	(1,700,013)
Outstanding, December 31, 2023	—	1,075,983	327,868	769,230	2,173,081

In connection with underwritten public offerings completed in March 2021, October 2021, June 2022, and December 2023, the Company issued pre-funded warrants to purchase the equivalent number of common shares at $18.4999, $29.4999, $30.4999 and $32.4999 per pre-funded warrant, respectively, with each pre-funded warrant having an exercise price of $0.0001.

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

Since the pre-funded warrants meet the condition for equity classification, proceeds from issuances of the pre-funded warrants of $23,477 (2022 – $9,387 and 2021 - 65,716), net of underwriting discounts, commissions and offering expenses, are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from the holder are recorded in common shares. During the year ended December 31, 2023, the Company issued 1,700,000 common shares upon the exercise of 1,700,013 pre-funded warrants pursuant to a net exercise mechanism under the warrants. Pre-funded warrants to purchase 2,173,081 common shares (2022 – 3,103,864 and 2021 - 2,775,996) common shares are not included in the number of issued and outstanding common shares as of December 31, 2023.

(f)
Warrant:

In August 2018, a warrant to purchase 40,000 (2022 - 40,000) common shares at a price per common share of $9.79 was issued. The warrant is immediately exercisable, contains a cashless exercise provision and expires in August 2028.

11.
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

Revenue was as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Neurocrine Biosciences:
Recognition of the transaction price	$—	$372	$3,715
Research and development services	—	1,938	6,452
Milestone payments	—	7,124	5,270
Pacira BioSciences:
Milestone payments	—	—	3,000
Total revenue	$—	$9,434	$18,437
(a)
Neurocrine Biosciences license and collaboration agreement:

In December 2019, the Company entered into the Neurocrine Collaboration Agreement with Neurocrine Biosciences. Pursuant to this agreement, the Company granted an exclusive license to XEN901, now known as NBI-921352, and an exclusive license to certain pre-clinical compounds for development (the “DTCs”). The agreement also includes a two-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors (“Research Compounds”). The Company and Neurocrine Biosciences collaborated on the conduct of two collaboration programs: (a) a joint research collaboration to discover, identify and preclinically develop Research Compounds (the “Research Program”), which was completed in June 2022, and (b) a collaborative development program for NBI-921352 and two DTCs selected by the joint steering committee (the “Initial Development Program”).

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

The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of December 31, 2023.

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

In September 2021, based on the regulatory approval of a clinical trial application in Europe for NBI-921352 for focal-onset seizures in adults, the Company received an aggregate milestone payment of $10,000 in the form of $4,500 in cash and a $5,500 equity investment in the Company (note 10a). The equity investment was measured at fair value of $4,730 on the date of issuance and the resulting premium of $770, with the cash payment of $4,500, was recognized as revenue in the period as the Company did not have any remaining performance obligations in relation to this milestone on the date it was achieved.

In January 2022, based on the receipt of the U.S. Food and Drug Administration’s (“FDA”) full IND acceptance for NBI-921352, the Company received an aggregate milestone payment of $15,000 in the form of $6,750 in cash and a $8,250 equity investment in the Company (note 10a). The equity investment was measured at fair value of $7,876 on the date of issuance and the resulting premium of $374, with the cash payment of $6,750, was recognized as revenue in the period as the Company did not have any remaining performance obligations in relation to this milestone on the date it was achieved.

During the years ended December 31, 2022 and 2021, the Company recognized revenue of $2,310 and $10,167, respectively, which comprised of $1,938 and $6,452, respectively, for the research and development services under (iii) the Research Program and (iv) the Initial Development Program for NBI-921352 and $372 and $3,715, respectively, for (v) development services under the Initial Development Program for the DTCs.

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

12.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired XEN1101 (previously known as 1OP2198) from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through December 31, 2023, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order related to the XEN1101 program include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

13.
Income taxes:

Income tax recovery varies from the amounts that would be computed by applying the expected Canadian federal and provincial statutory income tax rate of 27% (2022 and 2021 – 27%) to loss before income taxes as shown in the following table:

	Year Ended December 31,
	2023	2022	2021
Computed recoveries at Canadian federal and provincial tax rates	$(49,325)	$(33,819)	$(21,300)
Change in valuation allowance	43,829	30,732	21,354
Tax credits earned	(2,868)	(3,086)	(2,279)
Tax attributes expired/utilized	1,442	1,564	692
Non-deductible expenditures	6,482	4,463	2,033
Other	148	264	(506)
Income tax expense (recovery)	$(292)	$118	$(6)

Income tax expense (recovery) for the years ended December 31, 2023, 2022 and 2021 arose from the operations of Xenon Pharmaceuticals USA Inc., the Company’s wholly-owned subsidiary in the United States.

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2023	2022	2021
Scientific research and experimental development pool	$38,590	$34,891	$32,505
Tax credits	30,695	28,835	27,365
Non-capital losses	119,765	80,547	53,453
Depreciable assets	10,311	8,912	7,667
Deferred financing fees	10,831	8,928	7,252
Stock based compensation	3,832	1,492	585
Other	1,220	1,569	732
Less - valuation allowance	(214,442)	(164,665)	(129,094)
Net deferred income tax assets	$802	$509	$465

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly. A full valuation allowance continues to be applied against deferred income tax assets in Canada as the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Deferred income tax assets recorded on the consolidated balance sheets as of December 31, 2023 and 2022, result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes, net of valuation allowance, related to the operations of Xenon Pharmaceuticals USA Inc.

At December 31, 2023, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $142,925 (2022 – $129,226) with no expiry.

At December 31, 2023, the Company has $29,074 (2022 – $27,323) of investment tax credits available to offset federal taxes payable and $8,099 (2022 – $8,418) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2023, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $422,822 (2022 – $295,828).

The investment tax credits and loss carry forwards expire over various years to 2043.

At December 31, 2023, the total amount of the Company’s unrecognized tax benefits of uncertain tax positions were $10,850 (2022 – $10,850). If recognized in future periods, the unrecognized tax benefits would not affect the Company’s effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties have not been accrued at December 31, 2023 and 2022 as none would be owing on the unrecognized tax benefits due to the availability of non-capital losses to shelter any potential taxable income arising thereon. The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2003 to 2022 remain subject to examinations in Canada and the United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of Independent Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

(a)(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits — The exhibits listed in the table below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Warrant to Purchase Shares, dated August 3, 2018, by and between Xenon Pharmaceuticals Inc. and Silicon Valley Bank.	8-K	001-36687	4.1	August 7, 2018

4.3	Description of Securities.

4.4	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	October 6, 2021

4.5	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	June 23, 2022

4.6	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	November 30, 2023

10.1#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.2#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 2, 2022

10.3#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.4†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.	10-Q	001-36687	10.2	August 3, 2017

10.5	Milestone and Royalty Buy-Out Agreement, dated September 7, 2018, by and among Xenon Pharmaceuticals Inc., Valeant Pharmaceuticals Ireland Limited and Valeant Pharmaceuticals Luxembourg S.a.r.l.	8-K	001-36687	10.1	September 11, 2018

10.6#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Robin Sherrington.	10-K	001-36687	10.24	March 9, 2020

10.7#	Employment Agreement, dated July 17, 2020, by and between the Company and Christopher Von Seggern.	10-Q	001-36687	10.3	November 5, 2020

10.8#	Employment Agreement, dated January 13, 2021, by and between the Company and Ian Mortimer.	8-K	001-36687	10.2	January 14, 2021

10.9#	Employment Agreement, dated January 13, 2021, by and between the Company and Sherry Aulin.	8-K	001-36687	10.4	January 14, 2021

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.10#	Employment Agreement, dated August 18, 2021, by and between the Company and Christopher Kenney.	10-Q	001-36687	10.3	November 10, 2021

10.11#	2019 Inducement Equity Incentive Plan and related form of share option agreement.	8-K	001-36687	10.1	September 10, 2019

10.12††	License and Collaboration Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	December 2, 2019

10.13	Share Purchase Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.2	December 2, 2019

10.14††	Amendment No. 1 to Asset Purchase Agreement, dated August 4, 2020, by and between the Company and 1st Order Pharmaceuticals Inc.	10-Q	001-36687	10.2	August 6, 2020

10.15	At-the-Market Equity Offering Sales Agreement dated as of August 6, 2020, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	August 6, 2020

10.16	Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated March 1, 2022, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	March 1, 2022

10.17††	Amendment #1, dated January 13, 2021, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 14, 2021

10.18	Termination Agreement, dated August 6, 2021, by and among Xenon Pharmaceuticals Inc., Genentech, Inc. and F. Hoffmann-La Roche Ltd.	10-Q	001-36687	10.1	August 11, 2021

10.19	Share Purchase Agreement, dated as of September 8, 2021, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	September 8, 2021

10.20	Lease Agreement, effective November 24, 2021, by and between the Company and Redstone Enterprises Ltd.	8-K	001-36687	10.1	December 1, 2021

10.21	Share Purchase Agreement, dated as of January 11, 2022, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 12, 2022

10.22††	Amendment #2, dated February 25, 2022, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	10-K	001-36687	10.30	March 1, 2022

10.23††	Consent to Alterations and Lease Modification Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective May 19, 2022.	10-Q	001-36687	10.1	August 9, 2022

10.24#	Employment Agreement, dated November 7, 2022, by and between the Company and Andrea DiFabio.	10-Q	001-36687	10.1	November 8, 2022

10.25#	Executive Incentive Compensation Plan.	8-K	001-36687	10.1	March 14, 2023

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.26	Consent to Alterations Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective March 27, 2023.	10-Q	001-36687	10.1	August 9, 2023

10.27	Consent to Alterations Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective August 16, 2023.

10.28#	Employment Agreement, dated December 15, 2023, by and between the Company and James Empfield.

21.1	List of Subsidiaries of the Company.	10-K	001-36687	21.1	March 8, 2017

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

97	Clawback Policy, effective as of October 2, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: February 29, 2024	XENON PHARMACEUTICALS INC.
	By:	/s/ Ian Mortimer
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

Signature	Title	Date
/s/ Ian Mortimer Ian Mortimer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
/s/ Sherry Aulin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Sherry Aulin
/s/ Simon Pimstone	Chair of the Board of Directors	February 29, 2024
Simon Pimstone
/s/ Mohammad Azab	Director	February 29, 2024
Mohammad Azab
/s/ Gillian Cannon	Director	February 29, 2024
Gillian Cannon
/s/ Steven Gannon	Director	February 29, 2024
Steven Gannon
/s/ Elizabeth Garofalo	Director	February 29, 2024
Elizabeth Garofalo
/s/ Justin Gover	Director	February 29, 2024
Justin Gover
/s/ Patrick Machado	Director	February 29, 2024
Patrick Machado
/s/ Gary Patou	Director	February 29, 2024
Gary Patou
/s/ Dawn Svoronos	Director	February 29, 2024
Dawn Svoronos