Form 10-Q
period 2024-03-31
Xenon Pharmaceuticals Inc.
filed 2024-05-09
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 75,468,883 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

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
•
Our business substantially depends upon the successful development of azetukalner (XEN1101). If we are unable to obtain regulatory approval for, and successfully commercialize, azetukalner, our business may be materially harmed.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$58,896	$148,643
Marketable securities (note 6)	640,706	489,439
Accounts receivable	833	874
Prepaid expenses and other current assets	6,769	6,006
	707,204	644,962
Marketable securities, long-term (note 6)	185,836	292,792
Operating lease right-of-use asset, net (note 7)	8,884	9,193
Property, plant and equipment, net	9,393	9,653
Deferred tax assets	400	802
Prepaid expenses, long-term	7,306	7,396
Total assets	$919,023	$964,798

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 8)	$20,900	$25,974
Operating lease liability (note 7)	1,323	1,299
	22,223	27,273
Operating lease liability, long-term (note 7)	9,102	9,604
Total liabilities	$31,325	$36,877

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 75,459,681 (December 31, 2023 - 75,370,977) (note 9)	$1,438,961	$1,436,374
Additional paid-in capital	163,577	156,764
Accumulated deficit	(713,071)	(665,140)
Accumulated other comprehensive loss	(1,769)	(77)
Total shareholders' equity	$887,698	$927,921
Total liabilities and shareholders’ equity	$919,023	$964,798

Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$44,250	$39,516
General and administrative	14,791	9,535
	59,041	49,051
Loss from operations	(59,041)	(49,051)
Other income:
Interest income	11,355	5,423
Unrealized fair value gain on trading securities	—	1,878
Foreign exchange gain	167	313
	11,522	7,614
Loss before income taxes	(47,519)	(41,437)
Income tax expense	(412)	(290)
Net loss	$(47,931)	$(41,727)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (note 6)	$(1,692)	$1,180
Comprehensive loss	$(49,623)	$(40,547)

Net loss per common share (note 4):
Basic and diluted	$(0.62)	$(0.63)
Weighted-average common shares outstanding (note 4):
Basic and diluted	77,594,599	65,724,681

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2022	62,587,701	$1,065,136	$142,108	$(482,747)	$(3,000)	$721,497
Net loss for the period	—	—	—	(41,727)	—	(41,727)
Conversion of pre-funded warrants to common shares (note 9b)	425,000	7,379	(7,379)	—	—	—
Stock-based compensation expense	—	—	5,994	—	—	5,994
Issued pursuant to exercise of stock options	94,319	635	(635)	—	—	—
Other comprehensive income (note 6)	—	—	—	—	1,180	1,180
Balance as of March 31, 2023	63,107,020	$1,073,150	$140,088	$(524,474)	$(1,820)	$686,944

Balance as of December 31, 2023	75,370,977	$1,436,374	$156,764	$(665,140)	$(77)	$927,921
Net loss for the period	—	—	—	(47,931)	—	(47,931)
Stock-based compensation expense	—	—	9,400	—	—	9,400
Issued pursuant to exercise of stock options	88,704	2,587	(2,587)	—	—	—
Other comprehensive loss (note 6)	—	—	—	—	(1,692)	(1,692)
Balance as of March 31, 2024	75,459,681	$1,438,961	$163,577	$(713,071)	$(1,769)	$887,698

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(47,931)	$(41,727)
Items not involving cash:
Depreciation	599	354
Deferred income tax expense	403	288
Stock-based compensation	9,400	5,994
Unrealized foreign exchange (gain) loss	4	(5)
Unrealized fair value gain on trading securities	—	(1,878)
Changes in operating assets and liabilities:
Accounts receivable	38	226
Prepaid expenses and other current assets	(673)	2,931
Accounts payable and accrued expenses	(5,018)	(594)
Net cash used in operating activities	(43,178)	(34,411)

Investing activities:
Purchases of property, plant and equipment	(188)	(2,206)
Purchases of marketable securities	(176,848)	(108,282)
Proceeds from marketable securities	130,834	157,110
Net cash provided by (used in) investing activities	(46,202)	46,622
Effect of exchange rate changes on cash and cash equivalents	(367)	59
Increase (decrease) in cash and cash equivalents	(89,747)	12,270
Cash and cash equivalents, beginning of period	148,643	57,242
Cash and cash equivalents, end of period	$58,896	$69,512

Supplemental disclosure:
Cash paid for operating lease	$411	$406
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	2,587	635
Fair value of pre-funded warrants exercised	—	7,379
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period	—	1,482

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

The Company has incurred significant operating losses since inception. As of March 31, 2024, the Company had an accumulated deficit of $713,071 and a net loss of $47,931 for the three months ended March 31, 2024. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2023 included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on February 29, 2024.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2023 Annual Report on Form 10-K for the year ended December 31, 2023, with the exception of the policy described in note 3 below.

3.
Significant accounting policies:
(a)
Stock based compensation:

The Company grants performance share unit awards (“PSUs”) to certain employees and officers.

PSUs vest upon the achievement of certain predefined company-specific performance-based criteria. PSUs are measured at the closing market price of the Company’s common shares on the date of grant. Stock-based compensation expense for PSUs is amortized on a straight-line basis over the requisite service period of each separately vesting tranche of the award once it is probable that the performance condition will be achieved.

4.
Net income (loss) per common share:

The weighted average number of common shares used in the basic and diluted net income (loss) per common share calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration.

The treasury stock method is used to compute the dilutive effect of the Company’s stock options, performance share units and warrants. Under this method, the incremental number of common shares used in computing diluted net income (loss) per common share is the difference between the number of common shares assumed issued and purchased using assumed proceeds.

For the three months ended March 31, 2024 and 2023, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis. The level of the fair value hierarchy utilized to determine such fair values consisted of the following:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market fund	$58,896	$—	$—	$58,896	$148,643	$—	$—	$148,643
Marketable securities
Guaranteed investment certificates	15,068	—	—	15,068	7,684	—	—	7,684
U.S. treasuries	283,764	—	—	283,764	252,982	—	—	252,982
U.S. government securities	—	63,036	—	63,036	—	97,912	—	97,912
Commercial paper	—	183,130	—	183,130	—	119,108	—	119,108
Corporate debt securities	—	281,544	—	281,544	—	304,545	—	304,545
Total	$357,728	$527,710	$—	$885,438	$409,309	$521,565	$—	$930,874

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

As of March 31, 2024 and December 31, 2023, the Company does not hold any securities classified as Level 3.

6.
Marketable securities

As of March 31, 2024, the Company had $826,542 of available-for-sale securities (December 31, 2023 – trading securities of $13,867 and available-for-sale-securities of $768,364). Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive income (loss) and fair value of available-for-sale securities consisted of the following:

	March 31, 2024			December 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$15,151	$(83)	$15,068	$7,549	$135	$7,684
U.S. treasuries	235,677	(235)	235,442	192,193	(249)	191,944
U.S. government securities	63,258	(222)	63,036	98,092	(180)	97,912
Commercial paper	183,218	(88)	183,130	119,041	67	119,108
Corporate debt securities	143,924	106	144,030	58,824	100	58,924
Contractual maturity of 1 to 3 years:
U.S. treasuries	48,507	(185)	48,322	53,294	243	53,537
Corporate debt securities	137,586	(72)	137,514	238,458	797	239,255
Total	$827,321	$(779)	$826,542	$767,451	$913	$768,364

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

The cost components of the operating leases were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Lease Cost
Operating lease expense	$412	$412
Variable lease expense(1)	208	197
Lease Term and Discount Rate
Weighted average remaining lease term (years)	7.09	7.98
Weighted average discount rate	3.87%	3.92%

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of March 31, 2024 were as follows:

Year ending December 31:
2024	$1,269
2025	1,747
2026	1,815
2027	1,802
2028	1,102
2029 and thereafter	4,193
Total future minimum lease payments	$11,928
Less: imputed interest	(1,503)
Present value of lease liabilities	$10,425

8.
Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Trade payables	$6,430	$8,598
Employee compensation, benefits, and related accruals	3,819	7,425
Consulting and contracted research	8,942	8,824
Professional fees	1,603	780
Other	106	347
Total	$20,900	$25,974

9.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated pursuant to which the Company may sell common shares from time to time. In January 2021, the Company sold an aggregate of 733,000 common shares for proceeds of $10,693, net of commissions and transaction expenses pursuant to a prospectus supplement filed in August 2020 (“August 2020 ATM”). The Company may sell common shares having gross proceeds of up to $250,000, from time to time, pursuant to a new prospectus supplement filed in March 2022 (“March 2022 ATM”), replacing the August 2020 ATM. As of March 31, 2024, the Company has sold an aggregate of 855,685 common shares for proceeds of $29,508, net of commissions and transaction expenses under the March 2022 ATM.

(b)
Pre-funded warrants:

The following table summarizes the pre-funded warrants activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Outstanding, beginning of period	2,173,081	3,103,864
Exercised	—	(425,003)
Outstanding, end of period	2,173,081	2,678,861

Each pre-funded warrant is exercisable for the purchase of a common share at the holder's discretion at an exercise price of $0.0001, subject to certain post-exercise beneficial ownership limitations as provided under the terms of the pre-funded warrant.

In January 2023, the Company issued 425,000 common shares upon the exercise of 425,003 pre-funded warrants pursuant to a net exercise mechanism under the warrants. Pre-funded warrants to purchase 2,173,081 (March 31, 2023 – 2,678,861) common shares are not included in the number of issued and outstanding common shares as of March 31, 2024.

(c)
Stock-based compensation:

Stock Options

The following table presents stock option activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	Weighted Average Exercise Price ($)	2023	Weighted Average Exercise Price ($)
Outstanding, beginning of period	8,894,502	23.56	7,117,782	18.75
Granted	1,983,525	44.53	1,866,548	34.29
Exercised(1)	(180,424)	23.42	(113,677)	6.49
Forfeited, cancelled or expired	(18,911)	30.87	(73,400)	28.49
Outstanding, end of period	10,678,692	27.45	8,797,253	22.12
Exercisable, end of period	5,419,295	18.27	4,104,317	14.04

(1)
During the three months ended March 31, 2024, the Company issued 88,704 (2023 – 94,319) common shares for the cashless exercise of 180,424 (2023 – 113,677) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Average risk-free interest rate	4.05%	3.87%
Expected volatility	67%	69%
Average expected term (in years)	5.92	6.13
Expected dividend yield	0%	0%
Weighted average fair value of stock options granted	$27.89	$22.19

Performance Share Units

In March 2024, 192,000 PSUs were granted to officers and certain employees. The vesting conditions, vesting period and expiry of the PSUs are determined by the board of directors, subject to the terms of the Amended and Restated 2014 Equity Incentive Plan. PSUs vest upon the achievement of certain predefined company-specific performance-based criteria on or before December 31, 2027, subject to continued employment to each performance objective achievement date. No PSUs vested during the three months ended March 31, 2024.

10.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner (XEN1101) from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through March 31, 2024, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 29, 2024 and with the securities commissions in British Columbia, Alberta and Ontario on February 29, 2024.

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

Azetukalner (XEN1101) Clinical Development Programs

We announced that the United States Adopted Names Council and the World Health Organization International Nonproprietary Names expert committee have approved “azetukalner” as the nonproprietary, or generic, name for XEN1101. Azetukalner is a novel, potent Kv7 potassium channel opener being developed for the treatment of epilepsy, major depressive disorder, and potentially other neurological disorders.

Epilepsy (Focal Onset Seizures)

Our Phase 3 epilepsy program in focal onset seizures, or FOS, includes two identical Phase 3 clinical trials, X-TOLE2 and X-TOLE3, that are designed closely after the Phase 2b X-TOLE clinical trial. These multicenter, randomized, double-blind, placebo-controlled trials are evaluating the clinical efficacy, safety, and tolerability of 15 mg or 25 mg of azetukalner administered with food as adjunctive treatment in approximately 360 patients per study with FOS. We anticipate patient enrollment in X-TOLE2 will be completed in late 2024 to early 2025.

Epilepsy (Primary Generalized Tonic-Clonic Seizures)

Our Phase 3 X-ACKT clinical trial is intended to support potential regulatory submissions in an additional epilepsy indication of primary generalized tonic-clonic seizures, or PGTCS. This multicenter, randomized, double-blind, placebo-controlled trial is evaluating the clinical efficacy, safety, and tolerability of 25 mg of azetukalner administered with food as adjunctive treatment in approximately 160 patients with PGTCS.

Epilepsy (Open-Label Extension)

Upon completion of the double-blind period in X-TOLE2, X-TOLE3, or X-ACKT, eligible patients may enter an open-label extension, or OLE, study for up to three years. In addition, the ongoing X-TOLE Phase 2b OLE has been extended from five to seven years and continues to generate important long-term data for azetukalner.

Major Depressive Disorder

In November 2023, we reported topline results from the Phase 2 proof-of-concept X-NOVA clinical trial, which evaluated the clinical efficacy, safety, and tolerability of 10 mg and 20 mg of XEN1101 in 168 patients with moderate to severe MDD. We anticipate presenting the X-NOVA topline data at the annual meeting of the American Society of Clinical Psychopharmacology taking place May 28-31, 2024 in Miami, FL.

Based on “end-of-Phase 2” interactions with the U.S. Food and Drug Administration, we continue to anticipate that the first of three Phase 3 clinical trials will be initiated in the second half of 2024.

In addition, we are collaborating with the Icahn School of Medicine at Mount Sinai to support an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of azetukalner for the treatment of MDD in approximately 60 subjects.

Other Pipeline Opportunities

We continue to leverage its extensive ion channel expertise and drug discovery capabilities to identify validated drug targets and develop new product candidates. The near-term focus is on developing Kv7 channel openers, Nav1.7 inhibitors and Nav1.1 openers, with the goal of advancing multiple candidates into IND-enabling studies in 2024 and 2025.

Partnered Program: NBI-921352

We have an ongoing collaboration with Neurocrine Biosciences to develop treatments for epilepsy. Neurocrine Biosciences has an exclusive license to XEN901, now known as NBI-921352, a selective Nav1.6 sodium channel inhibitor. A Phase 2 clinical trial is ongoing evaluating NBI-921352 in patients aged between 2 and 21 years with SCN8A developmental and epileptic encephalopathy.

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

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $47.9 million and $41.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $713.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

Financial Operations Overview

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$44,250	$39,516
General and administrative	14,791	9,535
Total operating expenses	$59,041	$49,051

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

Foreign exchange gain (loss). Net foreign exchange gain (loss) consists of gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations.

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

Critical accounting policies and significant judgments and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and significant estimates include those related to revenue recognition, research and development costs and stock-based compensation.

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on February 29, 2024. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three months ended March 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)
Research and development expenses	44,250	39,516	4,734
General and administrative expenses	14,791	9,535	5,256
Other:
Interest income	11,355	5,423	5,932
Unrealized fair value gain on trading securities	—	1,878	(1,878)
Foreign exchange gain	167	313	(146)
Loss before income taxes	$(47,519)	$(41,437)	$(6,082)

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)
Direct external costs:
Azetukalner	$23,213	$21,100	$2,113
XEN496	—	2,523	(2,523)
Pre-clinical, discovery and other programs	3,661	2,640	1,021
Indirect costs:
Personnel-related (including stock-based compensation)	14,362	10,733	3,629
Facilities and other unallocated research and development expenses	3,014	2,520	494
Research and development expenses	$44,250	$39,516	$4,734

Research and development expenses increased by $4.7 million in the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily attributable to direct external costs related to our azetukalner program as well as personnel-related costs due to increased headcount to support late-stage development and stock-based compensation expense due to an increase in the number of options granted at a higher fair value, partially offset by a decrease in spend on XEN496. The increase for our azetukalner program is driven by an increase in manufacturing activities to support current and future clinical trials and a potential NDA submission, partially offset by a decrease in direct external costs related to our X-NOVA Phase 2 MDD clinical trial which completed in 2023. The decrease in XEN496 was attributed to decreased external costs to support the EPIK clinical trial and open label extension as a result of our decision in May 2023 to no longer pursue the clinical development of XEN496.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$9,892	$6,954	$2,938
Professional and consulting fees	3,206	1,685	1,521
Other	1,693	896	797
General and administrative expenses	$14,791	$9,535	$5,256

General and administrative expenses increased by $5.3 million in the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily attributable to personnel-related costs due to increased headcount to support our expanding research and development activities and stock-based compensation expense due to an increase in the number of options granted at a higher fair value, higher professional and consulting fees, and information technology costs related to our ongoing business activities.

Other Income

The following table summarizes our other income for the three months ended March 31, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)
Interest income	$11,355	$5,423	$5,932
Unrealized fair value gain on trading securities	—	1,878	(1,878)
Foreign exchange gain	167	313	(146)
Other income	$11,522	$7,614	$3,908

Other income increased by $3.9 million in the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily attributable to an increase in interest income in 2024 driven by a higher balance of marketable securities and an increase in market yields on investments. This is partially offset by a decrease in the unrealized fair value gain on trading securities as we did not hold any marketable securities classified as trading securities as of March 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through March 31, 2024, we have raised aggregate net cash proceeds of more than $1.3 billion primarily from the issuance of equity securities. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $885.4 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated and a new prospectus supplement was filed with the SEC on March 1, 2022, or the March 2022 ATM, pursuant to which we may sell common shares having gross proceeds of up to $250.0 million, from time to time. As of March 31, 2024, an aggregate of 855,685 common shares have been sold for proceeds of $29.5 million, net of commissions and transaction expenses.

Funding Requirements

We have incurred significant operating losses since inception. As of March 31, 2024, we had an accumulated deficit of $713.1 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; hire and retain additional personnel; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(43,178)	$(34,411)
Net cash provided by (used in) investing activities	(46,202)	46,622

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities totaled $43.2 million, compared to $34.4 million for the same period in 2023. The increase in cash used in operating activities was primarily related to higher research and development and general and administrative expenses, as well as changes in operating assets and liabilities. This was partially offset by higher interest income.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities totaled $46.2 million, compared to net cash provided of $46.6 million for the same period in 2023. The change was driven primarily by an increase in the purchases of marketable securities, net of redemptions.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2023 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on February 29, 2024.

As of March 31, 2024, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of May 6, 2024, we had 75,468,883 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 2,173,081 common shares, outstanding stock options to purchase an additional 10,777,848 common shares, outstanding PSUs convertible into 192,000 common shares and an outstanding warrant to purchase an additional 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of March 31, 2024, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $853.1 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$43.7 million.

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

Interest rate sensitivity

As of March 31, 2024, we had cash and cash equivalents and marketable securities of $885.4 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, increase in interest rates would have resulted in approximately a $4.8 million decrease in the fair value of our marketable securities as of March 31, 2024. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024; however, operating expenses may continue to increase in future periods due to inflation.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $47.9 million and $41.7 million for the three months ended March 31, 2024 and 2023, respectively, and an accumulated deficit of $713.1 million as of March 31, 2024, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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

As of March 31, 2024, approximately 4% of our cash and cash equivalents and marketable securities were denominated in Canadian dollars. We incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

If one or more of our proprietary or partnered product candidates were approved for the treatment of epilepsy, we anticipate that they could potentially compete with other anti-seizure medications, or ASMs, or one another. These currently commonly prescribed ASMs, among others, include brivaracetam, carbamazepine, cenobamate, clobazam, eslicarbazepine acetate, ethosuximide, gabapentin, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenytoin, topiramate, and valproate. There are other ASMs in development that could potentially compete with our products, including product candidates in development from Biohaven Ltd., Cerevel Therapeutics Holdings, Inc., Equilibre Biopharmaceuticals Corp., Johnson & Johnson Innovative Medicine, Neurona Therapeutics Inc., Praxis Precision Medicines, Inc., Rapport Therapeutics, Inc., SK Life Science Inc., Supernus Pharmaceuticals, Inc., and Zhimeng Biopharma, Inc. If one or more of our proprietary product candidates were approved for the treatment of MDD, we anticipate that they could potentially compete with other anti-depressant medications, or ADs. Patients with MDD are typically treated with a variety of ADs, which include selective serotonin reuptake inhibitors, or SSRIs, benzodiazepines, serotonin / norepinephrine reuptake inhibitors, or SNRIs, norepinephrine and dopamine reuptake inhibitors, or NDRIs, N-methyl-D-aspartate, or NMDA, receptor agonists and atypical antipsychotics. Currently prescribed antidepressants include benzodiazepines, brexpiprazole, bupropion, bupropion/dextromethorphan, cariprazine, citalopram, duloxetine, escitalopram, esketamine, fluoxetine, ketamine, sertraline, trazodone, tricyclic agents, venlafaxine, vilazodone and vortioxetine. We are aware of several companies developing product candidates for the treatment of MDD including AbbVie Inc., Alto Neuroscience, Inc., Axsome Therapeutics, Inc., Biohaven Ltd., Intra-Cellular Therapies, Inc., Johnson & Johnson Innovative Medicine, Neumora Therapeutics, Inc., Neurocrine Biosciences, Inc., Relmada Therapeutics, Inc., Sage Therapeutics, Inc., Seaport Therapeutics and Sumitomo Pharma America, Inc.

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
•
business interruptions resulting from increased government scrutiny on the use of certain foreign biotechnology service providers due to national security concerns, including the potential for legislation that restricts or prohibits the use of such third-party service providers.

If we are unable to successfully manage these risks associated with cross-border and international activities, our business could be materially harmed.

U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the average percentage of our assets (as determined under applicable Treasury Regulations, which may be determined in part by the market value of our common shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Based on our gross income and gross assets, we are deemed a PFIC for the taxable year ended December 31, 2023 and may be a PFIC for subsequent taxable years. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the current taxable year or future taxable years.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business substantially depends upon the successful development of azetukalner (XEN1101). If we are unable to obtain regulatory approval for, and successfully commercialize, azetukalner, our business may be materially harmed.

We currently have no products approved for commercial sale and are investing significant efforts and financial resources in the development of our clinical-stage product candidate, azetukalner for the treatment of epilepsy, MDD and potentially other neurological disorders. Our future business success depends on the continued development and ultimate regulatory approval of azetukalner. We will need to successfully enroll and complete our azetukalner Phase 3 epilepsy clinical trials and any other future Phase 3 clinical trials. The future regulatory and commercial success of azetukalner is subject to a number of risks, including:

•
successful patient enrollment in clinical trials and ultimate completion of clinical trials;
•
successful efficacy data from our clinical programs that support acceptable risk-benefit profiles of azetukalner in the intended patient populations;
•
receipt and maintenance of marketing approvals from applicable regulatory authorities;
•
completing any post-marketing studies required by applicable regulatory authorities;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for azetukalner;
•
making arrangements with third-party manufacturers for both clinical and commercial supplies of azetukalner;
•
establishing sales, marketing and distribution capabilities and commercial launch of azetukalner, if and when approved, whether alone or in collaboration with others;
•
successful commercial launch of azetukalner, if and when approved;
•
acceptance of azetukalner, if and when approved, by patients, the medical community and third-party payers;
•
obtaining and maintaining acceptable pricing, third-party insurance coverage and adequate reimbursement;
•
maintaining a continued acceptable safety profile of azetukalner following approval;
•
effectively competing with other therapies;
•
enforcing and defending intellectual property rights and claims; and

•
raising sufficient funds to support regulatory approval and commercialization activities.

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we or any collaborator are unable to develop, receive regulatory approval for, or successfully commercialize azetukalner for our initial or potential additional indications, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for azetukalner for any indication, any such approval may be subject to limitations on the indications or uses or patient populations for which we may market azetukalner. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot ensure that we will successfully develop or commercialize azetukalner for any indication.

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

Our and our collaborators’ clinical product candidates, which include azetukalner and NBI-921352 (being developed by our collaborator Neurocrine Biosciences), along with product candidates we expect to enter clinical development, which include our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. Negative or inconclusive results from our, or our collaborators’, clinical trials could lead to a decision or requirement to conduct additional pre-clinical testing or clinical trials or result in a decision to terminate the continued development of a product candidate. For example, in October 2021, we released topline data from our Phase 2b X-TOLE clinical trial of azetukalner in adult patients with focal epilepsy. In addition, in November 2023, we released topline data from our Phase 2 X-NOVA clinical trial of azetukalner in patients with MDD. There can be no assurance that our ongoing azetukalner Phase 3 epilepsy clinical trials or any other future Phase 3 clinical trials will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of azetukalner. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

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

These risks and uncertainties could impact any of our, or our collaborators’, clinical programs and any of the clinical, regulatory or operational events described above could change our, or our collaborators’, planned clinical and regulatory activities. Challenges in enrolling and retaining patients in our clinical trials, including in our azetukalner Phase 3 epilepsy clinical trials, whether as a result of pandemics, geopolitical events, or for any other reasons, may further delay the trials or cause them to be discontinued.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, while adverse events in our X-TOLE and X-NOVA clinical trials were generally mild or moderate in severity, there can be no guarantee that we will observe a similar tolerability profile of azetukalner in our ongoing Phase 3 epilepsy or other clinical trials or in other future clinical trials. Many compounds that initially showed promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

In addition, the FDA, EMA or other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, or CTIS, a new clinical trial portal and database that will be maintained by the European Medicines Agency, or EMA, in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. The CTR authorizes EU Member States to regulate certain aspects of clinical trials at the national level. To the extent an EU Member State where we plan to conduct any of our clinical trials is slow to adopt CTIS or implements other regulatory changes at the national level, or technical issues are encountered with the CTIS system and/or process, our clinical trial may be delayed in such EU Member State, and our costs may be increased. The main legislation that applies to clinical trials in the United Kingdom, or UK, is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the EU Clinical Trials Directive into domestic law. The UK has implemented the Integrated Research Application System, which allows a single application to be reviewed by both the Medicines and Healthcare products Regulatory Agency and a research ethics committee at the same time. Requirements and obligations that relate to the conduct of clinical trials in the UK remain largely aligned with the EU position. Complying with changes in regulatory requirements in different jurisdictions can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans, including our azetukalner Phase 3 epilepsy clinical trials, may be impacted.

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

We do not have a sales or marketing infrastructure and, as a company, have no sales, marketing or distribution experience. Our strategy involves building our own commercial infrastructure to selectively commercialize future products in certain commercial markets which will be expensive and time consuming. For certain products, including azetukalner, and/or specific commercial markets, we evaluate commercial partners from time to time. In some cases, we may seek to retain the right to participate in the future development and commercialization of such products if we believe such involvement would advance our business. We cannot be certain that we will be successful in consummating any such commercial partnerships or, if consummated, whether such partnerships will be successful.

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

Our reliance on third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our raw materials, APIs or drug products when needed or at an acceptable cost.

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

If any third-party manufacturer of our product candidates is unable to increase the scale of its production of our product candidates, and/or increase the product yield of its manufacturing, then our costs and time to manufacture the product may increase and commercialization may be delayed.

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

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. For example, an investigator-sponsored Phase 2 proof-of-concept clinical trial examining azetukalner in MDD and anhedonia is being conducted in partnership with academic collaborators at the Icahn School of Medicine at Mount Sinai.

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

Our use of foreign CROs and CMOs in some jurisdictions, such as China, may be or may become subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other regulatory requirements which may increase the cost of and cause delays for our pre-clinical product candidates.

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

We may choose to challenge the enforceability or validity of claims of a third party’s patent by requesting an administrative proceeding, for example, derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, postgrant review, or opposition proceedings, before the USPTO or any foreign patent authority. These administrative proceedings are expensive and may consume our time or other resources. The costs of these administrative proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result in the USPTO, EPO or other foreign patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or future products.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than five years, or even less than we request if that number is less than five years. In addition, changes in the Hatch-Waxman Act in the U.S. or similar foreign legislation may change the available time period or the scope of patent protection afforded by the Act or such legislation.

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

In addition, the SEC and applicable Canadian securities regulators regularly pursue various rulemaking efforts, including recently with respect to environmental, social and governance, or ESG, matters. In March 2024, the SEC adopted climate-related disclosure rules and subsequently issued an order implementing a stay of its final rules. A variety of organizations also measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. If additional rules regarding ESG matters are formally adopted or if investors continue to increase their focus on ESG matters, we could incur substantially higher costs in our efforts to comply and cannot be certain that our efforts will be viewed as adequate by regulators or by such investors.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

10.1	Form of Performance Share Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 9, 2024
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: May 9, 2024
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer