Form 10-Q
period 2024-06-30
Xenon Pharmaceuticals Inc.
filed 2024-08-08
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36687

XENON PHARMACEUTICALS INC.

(Exact name of Registrant as Specified in its Charter)

Canada	98-0661854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3650 Gilmore Way Burnaby, British Columbia, Canada	V5G 4W8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 484-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	XENE	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

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

As of August 5, 2024, the registrant had 75,764,505 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

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
•
Our business substantially depends upon the successful development of azetukalner. If we are unable to obtain regulatory approval for, and successfully commercialize, azetukalner, our business may be materially harmed.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$136,734	$148,643
Marketable securities (note 6)	584,801	489,439
Accounts receivable	853	874
Prepaid expenses and other current assets	5,701	6,006
	728,089	644,962
Marketable securities, long-term (note 6)	129,062	292,792
Operating lease right-of-use asset, net (note 7)	8,573	9,193
Property, plant and equipment, net	10,138	9,653
Deferred tax assets	733	802
Prepaid expenses, long-term	7,416	7,396
Total assets	$884,011	$964,798

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 8)	$29,931	$25,974
Operating lease liability (note 7)	1,354	1,299
	31,285	27,273
Operating lease liability, long-term (note 7)	8,679	9,604
Total liabilities	$39,964	$36,877

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 75,667,550 (December 31, 2023 - 75,370,977) (note 9)	$1,440,458	$1,436,374
Additional paid-in capital	176,796	156,764
Accumulated deficit	(770,995)	(665,140)
Accumulated other comprehensive loss	(2,212)	(77)
Total shareholders' equity	$844,047	$927,921
Total liabilities and shareholders’ equity	$884,011	$964,798

Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$49,702	$44,040	$93,952	$83,556
General and administrative	19,402	11,584	34,193	21,119
	69,104	55,624	128,145	104,675
Loss from operations	(69,104)	(55,624)	(128,145)	(104,675)
Other income:
Interest income	10,837	6,524	22,192	11,947
Unrealized fair value gain on trading securities	—	1,036	—	2,914
Foreign exchange gain	10	383	177	696
	10,847	7,943	22,369	15,557
Loss before income taxes	(58,257)	(47,681)	(105,776)	(89,118)
Income tax recovery (expense)	333	220	(79)	(70)
Net loss	$(57,924)	$(47,461)	$(105,855)	$(89,188)

Other comprehensive loss:
Unrealized loss on available-for-sale securities (note 6)	$(443)	$(1,479)	$(2,135)	$(299)
Comprehensive loss	$(58,367)	$(48,940)	$(107,990)	$(89,487)

Net loss per common share (note 4):
Basic and diluted	$(0.75)	$(0.72)	$(1.36)	$(1.36)
Weighted-average common shares outstanding (note 4):
Basic and diluted	77,671,128	65,861,138	77,632,864	65,792,910

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2022	62,587,701	$1,065,136	$142,108	$(482,747)	$(3,000)	$721,497
Net loss for the period	—	—	—	(41,727)	—	(41,727)
Conversion of pre-funded warrants to common shares (note 9b)	425,000	7,379	(7,379)	—	—	—
Stock-based compensation expense	—	—	5,994	—	—	5,994
Issued pursuant to exercise of stock options	94,319	635	(635)	—	—	—
Other comprehensive income (note 6)	—	—	—	—	1,180	1,180
Balance as of March 31, 2023	63,107,020	$1,073,150	$140,088	$(524,474)	$(1,820)	$686,944
Net loss for the period	—	—	—	(47,461)	—	(47,461)
Conversion of pre-funded warrants to common shares (note 9b)	425,000	7,379	(7,379)	—	—	—
Stock-based compensation expense	—	—	8,453	—	—	8,453
Issued pursuant to exercise of stock options	186,330	2,479	(2,479)	—	—	—
Other comprehensive loss (note 6)	—	—	—	—	(1,479)	(1,479)
Balance as of June 30, 2023	63,718,350	$1,083,008	$138,683	$(571,935)	$(3,299)	$646,457

Balance as of December 31, 2023	75,370,977	$1,436,374	$156,764	$(665,140)	$(77)	$927,921
Net loss for the period	—	—	—	(47,931)	—	(47,931)
Stock-based compensation expense	—	—	9,400	—	—	9,400
Issued pursuant to exercise of stock options	88,704	2,587	(2,587)	—	—	—
Other comprehensive loss (note 6)	—	—	—	—	(1,692)	(1,692)
Balance as of March 31, 2024	75,459,681	$1,438,961	$163,577	$(713,071)	$(1,769)	$887,698
Net loss for the period	—	—	—	(57,924)	—	(57,924)
Stock-based compensation expense	—	—	14,716	—	—	14,716
Issued pursuant to exercise of stock options	207,869	1,497	(1,497)	—	—	—
Other comprehensive loss (note 6)	—	—	—	—	(443)	(443)
Balance as of June 30, 2024	75,667,550	$1,440,458	$176,796	$(770,995)	$(2,212)	$844,047

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(105,855)	$(89,188)
Items not involving cash:
Depreciation	1,258	956
Deferred income tax expense	70	64
Stock-based compensation	24,116	14,447
Unrealized foreign exchange (gain) loss	118	(452)
Unrealized fair value gain on trading securities	—	(2,914)
Changes in operating assets and liabilities:
Accounts receivable	16	269
Prepaid expenses and other current assets	285	4,199
Accounts payable and accrued expenses	4,135	4,987
Net cash used in operating activities	(75,857)	(67,632)

Investing activities:
Purchases of property, plant and equipment	(1,702)	(4,339)
Purchases of marketable securities	(301,826)	(270,554)
Proceeds from marketable securities	368,045	349,417
Net cash provided by investing activities	64,517	74,524
Effect of exchange rate changes on cash and cash equivalents	(569)	418
Increase (decrease) in cash and cash equivalents	(11,909)	7,310
Cash and cash equivalents, beginning of period	148,643	57,242
Cash and cash equivalents, end of period	$136,734	$64,552

Supplemental disclosure:
Cash paid for operating lease	$819	$709
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	4,084	3,114
Fair value of pre-funded warrants exercised	—	14,758
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period	—	1,380

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC

Notes to Consolidated Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.
Nature of the business:

Xenon Pharmaceuticals Inc. (the “Company”), incorporated in 1996 under the predecessor to the Business Corporations Act (British Columbia) and continued federally in 2000 under the Canada Business Corporations Act, is a neuroscience-focused biopharmaceutical company dedicated to discovering, developing, and delivering life-changing ion channel therapeutics for patients in need.

The Company has incurred significant operating losses since inception. As of June 30, 2024, the Company had an accumulated deficit of $770,995 and a net loss of $105,855 for the six months ended June 30, 2024. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2023 Annual Report on Form 10-K for the year ended December 31, 2023, with the exception of the policy described in note 3 below.

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

4.
Net income (loss) per common share:

The weighted average number of common shares used in the basic and diluted net income (loss) per common share calculations includes the weighted average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration.

The treasury stock method is used to compute the dilutive effect of the Company’s stock options, performance share units and warrants. Under this method, the incremental number of common shares used in computing diluted net income (loss) per common share is the difference between the number of common shares assumed issued and purchased using assumed proceeds.

For the three and six months ended June 30, 2024 and 2023, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis. The level of the fair value hierarchy utilized to determine such fair values consisted of the following:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market fund	$136,734	$—	$—	$136,734	$148,643	$—	$—	$148,643
Marketable securities
Guaranteed investment certificates	15,115	—	—	15,115	7,684	—	—	7,684
U.S. treasuries	181,431	—	—	181,431	252,982	—	—	252,982
U.S. government securities	—	53,430	—	53,430	—	97,912	—	97,912
Commercial paper	—	156,447	—	156,447	—	119,108	—	119,108
Corporate debt securities	—	307,440	—	307,440	—	304,545	—	304,545
Total	$333,280	$517,317	$—	$850,597	$409,309	$521,565	$—	$930,874

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

As of June 30, 2024 and December 31, 2023, the Company did not hold any securities classified as Level 3.

6.
Marketable securities

As of June 30, 2024, the Company had $713,863 of available-for-sale securities (December 31, 2023 – trading securities of $13,867 and available-for-sale-securities of $768,364). Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive loss and fair value of available-for-sale securities consisted of the following:

	June 30, 2024			December 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$15,360	$(245)	$15,115	$7,549	$135	$7,684
U.S. treasuries	133,833	(122)	133,711	192,193	(249)	191,944
U.S. government securities	53,580	(150)	53,430	98,092	(180)	97,912
Commercial paper	156,519	(72)	156,447	119,041	67	119,108
Corporate debt securities	226,337	(239)	226,098	58,824	100	58,924
Contractual maturity of 1 to 3 years:
U.S. treasuries	47,992	(272)	47,720	53,294	243	53,537
Corporate debt securities	81,464	(122)	81,342	238,458	797	239,255
Total	$715,085	$(1,222)	$713,863	$767,451	$913	$768,364

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

The cost components of the operating leases were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost
Operating lease expense	$411	$411	$823	$823
Variable lease expense(1)	205	198	413	395
Lease Term and Discount Rate
Weighted average remaining lease term (years)	6.87	7.77	6.87	7.77
Weighted average discount rate	3.86%	3.90%	3.86%	3.90%

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of June 30, 2024 were as follows:

Year ending December 31:
2024	$854
2025	1,736
2026	1,804
2027	1,791
2028	1,090
2029 and thereafter	4,148
Total future minimum lease payments	$11,423
Less: imputed interest	(1,390)
Present value of lease liabilities	$10,033

8.
Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Trade payables	$9,498	$8,598
Employee compensation, benefits, and related accruals	6,195	7,425
Consulting and contracted research	11,287	8,824
Professional fees	1,853	780
Other	1,098	347
Total	$29,931	$25,974

9.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated pursuant to which the Company may sell common shares from time to time. In January 2021, the Company sold an aggregate of 733,000 common shares for proceeds of $10,693, net of commissions and transaction expenses pursuant to a prospectus supplement filed in August 2020 (“August 2020 ATM”). The Company may sell common shares having gross proceeds of up to $250,000, from time to time, pursuant to a new prospectus supplement filed in March 2022 (“March 2022 ATM”), replacing the August 2020 ATM. As of June 30, 2024, the Company has sold an aggregate of 855,685 common shares for proceeds of $29,508, net of commissions and transaction expenses under the March 2022 ATM.

(b)
Pre-funded warrants:

The following table summarizes the pre-funded warrants activity for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding, beginning of period	2,173,081	2,678,861	2,173,081	3,103,864
Exercised (1)	—	(425,003)	—	(850,006)
Outstanding, end of period	2,173,081	2,253,858	2,173,081	2,253,858

(1)
During the six months ended June 30, 2023, the Company issued 850,000 common shares upon the exercise of 850,006 pre-funded warrants pursuant to a net exercise mechanism under the warrants.

Each pre-funded warrant is exercisable for the purchase of a common share at the holder's discretion at an exercise price of $0.0001, subject to certain post-exercise beneficial ownership limitations as provided under the terms of the pre-funded warrant. Pre-funded warrants to purchase 2,173,081 (June 30, 2023 – 2,253,858) common shares are not included in the number of issued and outstanding common shares as of June 30, 2024.

(c)
Stock-based compensation:

Stock Options

The following table presents stock option activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	Weighted Average Exercise Price ($)	2023	Weighted Average Exercise Price ($)
Outstanding, beginning of period	8,894,502	23.56	7,117,782	18.75
Granted	2,387,619	43.71	2,093,973	34.85
Exercised(1)	(448,069)	14.51	(391,746)	11.15
Forfeited, cancelled or expired	(50,254)	35.22	(138,201)	30.01
Outstanding, end of period	10,783,798	28.35	8,681,808	22.80
Exercisable, end of period	5,719,543	19.94	4,316,058	15.24

(1)
During the six months ended June 30, 2024, the Company issued 296,573 (2023 – 280,649) common shares for the cashless exercise of 448,069 (2023 – 391,746) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average risk-free interest rate	4.39%	3.69%	4.11%	3.85%
Expected volatility	65%	69%	66%	69%
Average expected term (in years)	5.48	6.14	5.85	6.13
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$23.97	$25.42	$27.23	$22.54

Performance Share Units

During the six months ended June 30, 2024, the Company granted 195,000 PSUs to officers and certain employees. The vesting conditions, vesting period and expiry of the PSUs are determined by the board of directors, subject to the terms of the Amended and Restated 2014 Equity Incentive Plan. PSUs vest upon the achievement of certain predefined company-specific performance-based criteria on or before December 31, 2027, subject to continued employment to each performance objective achievement date. No PSUs vested during the six months ended June 30, 2024.

10.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner (XEN1101) from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through June 30, 2024, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

Azetukalner Clinical Development

Azetukalner (XEN1101) is a novel, potent Kv7 potassium channel opener being developed for the treatment of epilepsy, including focal onset seizures, or FOS and primary generalized tonic-clonic seizures, or PGTCS, as well as major depressive disorder, or MDD, with the Company exploring applicability in other neuropsychiatric disorders.

•
Phase 3 FOS studies continue to advance, with the first topline data readout from X-TOLE2 anticipated in the second half of 2025. The Phase 3 FOS clinical trials are multicenter, randomized, double-blind, placebo-controlled studies evaluating the clinical efficacy, safety, and tolerability of azetukalner in patients with FOS.
•
Phase 3 X-ACKT clinical trial is currently enrolling patients and is intended to support potential regulatory submissions in an additional epilepsy indication of PGTCS. This multicenter, randomized, double-blind, placebo-controlled trial is evaluating the clinical efficacy, safety and tolerability of azetukalner in patients with PGTCS.
•
X-TOLE Phase 2b open-label extension, or OLE, has been extended to seven years and continues to generate important long-term data for azetukalner beyond the 600 patient-years of exposure to date. Upon completion of the double-blind period in the Phase 3 epilepsy studies, eligible patients may enter an OLE study for up to three years.
•
We presented Phase 2 X-NOVA data at the American Society of Clinical Psychopharmacology, or ASCP, meeting in May. The X-NOVA study evaluated azetukalner in patients with MDD. The first of three planned Phase 3 clinical trials is expected to initiate in the second half of 2024.
•
We continue to support the investigator-sponsored Phase 2 proof-of-concept study of azetukalner in MDD led by Icahn School of Medicine at Mount Sinai, with patient enrollment anticipated to complete this quarter.

Early-Stage Pipeline: Next Generation Ion Channel Modulators

As leaders in the small molecule ion channel space, we continue to leverage our extensive expertise to discover and develop potassium and sodium channel therapeutics. We are evaluating multiple therapeutic candidates targeting Kv7, Nav1.7, and Nav1.1 across various indications with the goal of filing multiple INDs, or equivalent, in 2025.

•
We have nominated multiple Kv7 development candidates, with a lead candidate in IND-enabling studies. Kv7 may have utility in a broad range of therapeutic indications including seizures, pain, and neuropsychiatric disorders, such as MDD.
•
A lead Nav1.7 candidate is expected to enter IND-enabling studies in the near term. Nav1.7 is an important pain-related target, based on strong human genetic validation, that may represent a new class of medicines without the limitations of opioids.
•
We expect to nominate a lead Nav 1.1 candidate, as pre-clinical data suggests that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet Syndrome.

Partnered Program

•
As part of our ongoing collaboration with Neurocrine Biosciences to develop treatments for epilepsy, a Phase 2 clinical trial is evaluating NBI-921352 (formerly XEN901) in an orphan pediatric epilepsy (SCN8A-DEE), and the next lead candidate, a Nav1.2/1.6 inhibitor, is in IND-enabling studies with the intent to progress into human clinical trials in 2025 as a potential treatment for focal onset seizures.

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

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $105.9 million and $89.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $771.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

Financial Operations Overview

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$49,702	$44,040	$93,952	$83,556
General and administrative	19,402	11,584	34,193	21,119
Total operating expenses	$69,104	$55,624	$128,145	$104,675

Research and Development Expenses

Research and development expenses represent costs incurred to conduct development of our proprietary product candidates and our drug discovery efforts, including any acquired or in-licensed product candidates or technology, and costs to support any partnered product candidates.

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

Project-specific expenses reflect costs directly attributable to our clinical development candidates for which we have incurred significant expenses. All remaining research and development expenses are reflected in pre-clinical and discovery expenses. At any given time, we have several active early-stage research and drug discovery programs. Our personnel and infrastructure are typically deployed over multiple projects and are not directly linked to any individual internal early-stage research or drug discovery program. Therefore, we do not maintain financial information for our internal early-stage research and internal drug discovery programs on a project-specific basis.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on February 29, 2024. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three and six months ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the three and six months ended June 30, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023	Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
Research and development expenses	49,702	44,040	5,662	93,952	83,556	10,396
General and administrative expenses	19,402	11,584	7,818	34,193	21,119	13,074
Other:
Interest income	10,837	6,524	4,313	22,192	11,947	10,245
Unrealized fair value gain on trading securities	—	1,036	(1,036)	—	2,914	(2,914)
Foreign exchange gain	10	383	(373)	177	696	(519)
Loss before income taxes	$(58,257)	$(47,681)	$(10,576)	$(105,776)	$(89,118)	$(16,658)

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023	Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
Direct external costs:
Azetukalner	$23,344	$23,389	$(45)	$46,557	$44,489	$2,068
XEN496	—	2,257	(2,257)	—	4,780	(4,780)
Pre-clinical and discovery programs	6,169	3,869	2,300	9,830	6,509	3,321
Indirect costs:
Personnel-related (including stock-based compensation)	17,026	11,411	5,615	31,388	22,144	9,244
Facilities and other unallocated research and development expenses	3,163	3,114	49	6,177	5,634	543
Research and development expenses	$49,702	$44,040	$5,662	$93,952	$83,556	$10,396

Research and development expenses increased by $5.7 million and $10.4 million in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily attributable to direct external costs related to our pre-clinical and discovery programs to advance multiple potential drug candidates targeting Kv7, Nav1.7 and Nav1.1, as well as personnel-related costs due to increased headcount to support late-stage development and stock-based compensation expense due to an increase in the number of options granted at a higher fair value, partially offset by a decrease in spend on XEN496. The decrease in XEN496 costs was attributed to decreased external costs to support the EPIK clinical trial and open label extension as a result of our decision in May 2023 to no longer pursue the clinical development of XEN496. For the six months ended June 30, 2024, the increase in our azetukalner program costs is driven by manufacturing activities to support current and future clinical trials and a potential NDA submission, partially offset by a decrease in direct external costs related to our X-NOVA Phase 2 MDD clinical trial which completed in 2023.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023	Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$13,743	$7,873	$5,870	$23,635	$14,828	$8,807
Professional and consulting fees	4,011	1,955	2,056	7,217	3,640	3,577
Other	1,648	1,756	(108)	3,341	2,651	690
General and administrative expenses	$19,402	$11,584	$7,818	$34,193	$21,119	$13,074

General and administrative expenses increased by $7.8 million and $13.1 million in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily attributable to personnel-related costs due to increased headcount to support our expanding research and development activities and future potential commercialization, stock-based compensation expense due to an increase in the number of options granted at a higher fair value and higher professional and consulting fees, including legal costs and pre-commercial expenses.

Other Income

The following table summarizes our other income for the three and six months ended June 30, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023	Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
Interest income	$10,837	$6,524	$4,313	$22,192	$11,947	$10,245
Unrealized fair value gain on trading securities	—	1,036	(1,036)	—	2,914	(2,914)
Foreign exchange gain	10	383	(373)	177	696	(519)
Other income	$10,847	$7,943	$2,904	$22,369	$15,557	$6,812

Other income increased by $2.9 million and $6.8 million in the three and six month periods ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily attributable to an increase in interest income due to a higher balance of marketable securities and an increase in market yields on investments. This is partially offset by a decrease in the unrealized fair value gain on trading securities as we did not hold any marketable securities classified as trading securities during the three and six month periods ended June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through June 30, 2024, we have raised aggregate net cash proceeds of more than $1.3 billion primarily from the issuance of equity securities. As of June 30, 2024, we had cash and cash equivalents and marketable securities of $850.6 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated and a new prospectus supplement was filed with the SEC on March 1, 2022, or the March 2022 ATM, pursuant to which we may sell common shares having gross proceeds of up to $250.0 million, from time to time. As of June 30, 2024, an aggregate of 855,685 common shares have been sold for proceeds of $29.5 million, net of commissions and transaction expenses.

Funding Requirements

We have incurred significant operating losses since inception. As of June 30, 2024, we had an accumulated deficit of $771.0 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates; expand the scope of our studies for our current and prospective product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; manufacture drug supply and drug product for clinical trials and commercialization; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; hire and retain additional personnel; seek to identify, and validate additional product candidates; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(75,857)	$(67,632)
Net cash provided by investing activities	64,517	74,524

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities totaled $75.9 million, compared to $67.6 million for the same period in 2023. The increase in cash used in operating activities was primarily related to higher research and development and general and administrative expenses, as well as changes in operating assets and liabilities. This was partially offset by higher interest income.

Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities totaled $64.5 million, compared to $74.5 million for the same period in 2023. The change was driven primarily by an increase in the purchases of marketable securities, net of redemptions. This was partially offset by a decrease in the purchases of property, plant and equipment.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2023 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on February 29, 2024.

As of June 30, 2024, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of August 5, 2024, we had 75,764,505 common shares issued and outstanding, outstanding pre-funded warrants to purchase 2,173,081 common shares, outstanding stock options to purchase 10,656,473 common shares, outstanding PSUs convertible into 195,000 common shares and an outstanding warrant to purchase 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of June 30, 2024, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $814.8 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$49.0 million.

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

Interest rate sensitivity

As of June 30, 2024, we had cash and cash equivalents and marketable securities of $850.6 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, increase in interest rates would have resulted in approximately a $4.0 million decrease in the fair value of our marketable securities as of June 30, 2024. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2024; however, operating expenses may continue to increase in future periods due to inflation.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $105.9 million and $89.2 million for the six months ended June 30, 2024 and 2023, respectively, and an accumulated deficit of $771.0 million as of June 30, 2024, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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

A portion of our cash and cash equivalents and marketable securities are denominated in Canadian dollars, and we incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

If one or more of our proprietary or partnered product candidates is approved for the treatment of epilepsy, we anticipate that they could potentially compete with other anti-seizure medications, or ASMs, or one another. Commonly prescribed ASMs include brivaracetam, carbamazepine, cenobamate, clobazam, eslicarbazepine acetate, ethosuximide, gabapentin, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenytoin, topiramate, and valproate. There are other ASMs in development that could potentially compete with our products, including product candidates in development from Biohaven Ltd., Cerevel Therapeutics Holdings, Inc., Equilibre Biopharmaceuticals Corp., Johnson & Johnson Innovative Medicine, Neurona Therapeutics Inc., Praxis Precision Medicines, Inc., Rapport Therapeutics, Inc., SK Life Science Inc., Supernus Pharmaceuticals, Inc., and Zhimeng Biopharma, Inc. If one or more of our proprietary product candidates were approved for the treatment of MDD, we anticipate that they could potentially compete with other anti-depressant medications, or ADs. Patients with MDD are typically treated with a variety of ADs, which include selective serotonin reuptake inhibitors, or SSRIs, benzodiazepines, serotonin / norepinephrine reuptake inhibitors, or SNRIs, norepinephrine and dopamine reuptake inhibitors, or NDRIs, N-methyl-D-aspartate, or NMDA, receptor agonists and atypical antipsychotics. Currently prescribed antidepressants include benzodiazepines, brexpiprazole, bupropion, bupropion/dextromethorphan, cariprazine, citalopram, duloxetine, escitalopram, esketamine, fluoxetine, ketamine, sertraline, trazodone, tricyclic agents, venlafaxine, vilazodone and vortioxetine. We are aware of several companies developing product candidates for the treatment of MDD including AbbVie Inc., Alto Neuroscience, Inc., Axsome Therapeutics, Inc., Biohaven Ltd., Intra-Cellular Therapies, Inc., Johnson & Johnson Innovative Medicine, Neumora Therapeutics, Inc., Neurocrine Biosciences, Inc., Relmada Therapeutics, Inc. and Sage Therapeutics, Inc..

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information that apply to most U.S. healthcare providers with which we interact, such as our U.S. clinical trial sites. At the state level, the California Consumer Privacy Act of 2018, or CCPA, as amended and supplemented by the California Privacy Rights Act, imposes obligations on businesses to which it applies. The CCPA allows for statutory fines for noncompliance. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Other states have also enacted data privacy laws. Additional data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

U.S. investors should be aware that based on our gross income and gross assets, we were a passive foreign investment company, or PFIC, for the taxable year ended December 31, 2023 and we may be a PFIC in 2024.

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the quarterly average percentage of our assets (as determined under applicable Treasury Regulations) are held for the production of, or produce, passive income, we would be characterized as a PFIC, for U.S. federal income tax purposes. For PFIC testing purposes, a range of factors can affect the determination including the market price of our common shares and how we spend or otherwise hold our cash. Thus, our status as a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In addition, a company’s PFIC status can be made only after the end of each taxable year. Accordingly, we cannot provide any assurance regarding our PFIC status for the current taxable year or future taxable years.

If we are a PFIC for any year in which a U.S. investor hold our shares, such U.S. holders of our common shares may suffer adverse tax consequences including in years after we cease to be classified as a PFIC. Gains realized by such U.S. holders on the sale of our common shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our common shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. holders. U.S. holders should consult their own tax advisors with respect to their particular circumstances.

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
•
federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that limit financial interactions between manufacturers and healthcare providers; require manufacturers to adopt certain compliance standards; require disclosure to the government and public of financial interactions; require disclosure of marketing expenditures or pricing information, regulate drug pricing and/or require the registration of pharmaceutical sales representatives;; and state and foreign laws governing the collection, export, privacy, use, protection and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Beyond the ACA, there are ongoing and widespread healthcare reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (IRA) of 2022 contains various drug price negotiation, inflationary rebate, and pricing provisions with varying implementation dates. The IRA allows the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, impose penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, require inflation rebates for all Medicare Part B and Part D drugs (with limited exceptions) if their drug prices increase faster than inflation, and redesigns Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain as implementation is ongoing. As another example, in 2022, subsequent to the enactment of the IRA, the Biden administration released an executive order directing the HHS to report on how the Center for Medicare and Medicaid Innovation (“CMMI”) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility and improve quality of care. These changes or other changes could affect the market conditions for our products. We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies.

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

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries may not protect intellectual property rights to the same extent as the laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from offering to sell, selling, using, making or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our inventions in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Competitors may infringe our patents or the patents of our licensors. To stop infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent in suit is not valid or is not enforceable. In such cases, third parties may be able to use our technology without paying licensing fees or royalties. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents. In addition, third parties may affirmatively challenge our rights to, or the scope or validity of, our patents. An adverse result in any litigation or post-grant proceedings could put additional patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. Any efforts to enforce our intellectual property rights are likely to be costly and may divert the efforts of our scientific and management personnel.

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

Our current and future trademarks, including our corporate name, Xenon, have not been trademarked in each market where we operate and plan to operate. Our trademark applications for our corporate name or the name of our products may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections, which we may be unable to overcome in our responses. Third parties may also attempt to register trademarks utilizing the Xenon name on their products, and we may not be successful in preventing such usage. In addition, in the USPTO and in comparable patent officers in many foreign countries, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

10.1#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 5, 2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 8, 2024
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: August 8, 2024
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer