Form 10-Q
period 2024-09-30
Xenon Pharmaceuticals Inc.
filed 2024-11-12
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 76,239,602 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$87,621	$148,643
Marketable securities (note 6)	566,394	489,439
Accounts receivable	938	874
Prepaid expenses and other current assets	4,686	6,006
	659,639	644,962
Marketable securities, long-term (note 6)	149,317	292,792
Operating lease right-of-use asset, net (note 7)	8,258	9,193
Property, plant and equipment, net	10,162	9,653
Deferred tax assets	1,054	802
Prepaid expenses, long-term	7,471	7,396
Total assets	$835,901	$964,798

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses (note 8)	$28,308	$25,974
Operating lease liability (note 7)	1,387	1,299
	29,695	27,273
Operating lease liability, long-term (note 7)	8,399	9,604
Total liabilities	$38,094	$36,877

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 75,794,409 (December 31, 2023 - 75,370,977) (note 9)	$1,441,814	$1,436,374
Additional paid-in capital	188,442	156,764
Accumulated deficit	(833,785)	(665,140)
Accumulated other comprehensive income (loss)	1,336	(77)
Total shareholders' equity	$797,807	$927,921
Total liabilities and shareholders’ equity	$835,901	$964,798

Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$56,970	$42,880	$150,922	$126,436
General and administrative	16,706	12,804	50,899	33,923
	73,676	55,684	201,821	160,359
Loss from operations	(73,676)	(55,684)	(201,821)	(160,359)
Other income:
Interest income	10,329	6,982	32,521	18,929
Unrealized fair value gain on trading securities	—	490	—	3,404
Foreign exchange gain (loss)	237	(407)	414	289
	10,566	7,065	32,935	22,622
Loss before income taxes	(63,110)	(48,619)	(168,886)	(137,737)
Income tax recovery	320	157	241	87
Net loss	$(62,790)	$(48,462)	$(168,645)	$(137,650)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities (note 6)	$3,548	$346	$1,413	$47
Comprehensive loss	$(59,242)	$(48,116)	$(167,232)	$(137,603)

Net loss per common share (note 4):
Basic and diluted	$(0.81)	$(0.73)	$(2.17)	$(2.09)
Weighted-average common shares outstanding (note 4):
Basic and diluted	77,926,205	66,002,163	77,730,644	65,862,661

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2022	62,587,701	$1,065,136	$142,108	$(482,747)	$(3,000)	$721,497
Net loss for the period	—	—	—	(41,727)	—	(41,727)
Conversion of pre-funded warrants to common shares (note 9b)	425,000	7,379	(7,379)	—	—	—
Stock-based compensation expense	—	—	5,994	—	—	5,994
Issued pursuant to exercise of stock options	94,319	635	(635)	—	—	—
Other comprehensive income	—	—	—	—	1,180	1,180
Balance as of March 31, 2023	63,107,020	$1,073,150	$140,088	$(524,474)	$(1,820)	$686,944
Net loss for the period	—	—	—	(47,461)	—	(47,461)
Conversion of pre-funded warrants to common shares (note 9b)	425,000	7,379	(7,379)	—	—	—
Stock-based compensation expense	—	—	8,453	—	—	8,453
Issued pursuant to exercise of stock options	186,330	2,479	(2,479)	—	—	—
Other comprehensive loss	—	—	—	—	(1,479)	(1,479)
Balance as of June 30, 2023	63,718,350	$1,083,008	$138,683	$(571,935)	$(3,299)	$646,457
Net loss for the period	—	—	—	(48,462)	—	(48,462)
Issuance of common shares, net of issuance costs (note 9a)	855,685	29,508	—	—	—	29,508
Conversion of pre-funded warrants to common shares (note 9b)	425,000	9,383	(9,383)	—	—	—
Stock-based compensation expense	—	—	8,743	—	—	8,743
Issued pursuant to exercise of stock options	3,214	69	(69)	—	—	—
Other comprehensive income	—	—	—	—	346	346
Balance as of September 30, 2023	65,002,249	$1,121,968	$137,974	$(620,397)	$(2,953)	$636,592

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2023	75,370,977	$1,436,374	$156,764	$(665,140)	$(77)	$927,921
Net loss for the period	—	—	—	(47,931)	—	(47,931)
Stock-based compensation expense	—	—	9,400	—	—	9,400
Issued pursuant to exercise of stock options	88,704	2,587	(2,587)	—	—	—
Other comprehensive loss (note 6)	—	—	—	—	(1,692)	(1,692)
Balance as of March 31, 2024	75,459,681	$1,438,961	$163,577	$(713,071)	$(1,769)	$887,698
Net loss for the period	—	—	—	(57,924)	—	(57,924)
Stock-based compensation expense	—	—	14,716	—	—	14,716
Issued pursuant to exercise of stock options	207,869	1,497	(1,497)	—	—	—
Other comprehensive loss (note 6)	—	—	—	—	(443)	(443)
Balance as of June 30, 2024	75,667,550	$1,440,458	$176,796	$(770,995)	$(2,212)	$844,047
Net loss for the period	—	—	—	(62,790)	—	(62,790)
Stock-based compensation expense	—	—	13,002	—	—	13,002
Issued pursuant to exercise of stock options	126,859	1,356	(1,356)	—	—	—
Other comprehensive income (note 6)	—	—	—	—	3,548	3,548
Balance as of September 30, 2024	75,794,409	$1,441,814	$188,442	$(833,785)	$1,336	$797,807

The accompanying notes are an integral part of these financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(168,645)	$(137,650)
Items not involving cash:
Accretion of discounts on marketable securities	(859)	(5,849)
Depreciation	1,927	2,690
Deferred income tax recovery	(252)	(92)
Stock-based compensation	37,118	23,190
Unrealized foreign exchange (gain) loss	182	(753)
Unrealized fair value gain on trading securities	—	(3,404)
Changes in operating assets and liabilities:
Accounts receivable	(67)	424
Prepaid expenses and other current assets	1,245	4,103
Accounts payable and accrued expenses	2,347	1,630
Net cash used in operating activities	(127,004)	(115,711)

Investing activities:
Purchases of property, plant and equipment	(2,292)	(5,539)
Purchases of marketable securities	(465,914)	(417,319)
Proceeds from marketable securities	534,703	551,263
Net cash provided by investing activities	66,497	128,405

Financing activities:
Issuance of common shares, net of issuance costs (note 9a)	—	29,508
Net cash provided by financing activities	—	29,508
Effect of exchange rate changes on cash and cash equivalents	(515)	130
Increase (decrease) in cash and cash equivalents	(61,022)	42,332
Cash and cash equivalents, beginning of period	148,643	57,242
Cash and cash equivalents, end of period	$87,621	$99,574

Supplemental disclosure:
Cash paid for operating lease	$1,245	$1,219
Cash received for lease incentives	—	1,265
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	5,440	3,183
Fair value of pre-funded warrants exercised	—	24,141
Increase in operating lease liability and accounts receivable related to lease incentives claimed in the period	—	226

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

The Company has incurred significant operating losses since inception. As of September 30, 2024, the Company had an accumulated deficit of $833,785 and a net loss of $168,645 for the nine months ended September 30, 2024. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited interim consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2023 Annual Report on Form 10-K for the year ended December 31, 2023, with the exception of the policy described in note 3 below.

Correction of prior period error

During the quarter ended September 30, 2024, the Company determined that accretion of discounts on marketable securities was incorrectly presented within proceeds from marketable securities as part of net cash provided by investing activities on the consolidated statements of cash flows. As a result, a correction was made to the prior period to reclassify the amount of accretion of discounts on marketable securities within net cash used in operating activities, resulting in an increase in net cash used in operating activities and an increase in net cash provided by investing activities of $5,849 from the amounts that were previously reported. The Company evaluated the materiality of the presentation error, both quantitatively and qualitatively, and concluded it was not material to the consolidated financial statements for any prior period. These presentation changes had no effect on the previously reported consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of shareholders’ equity.

3.
Significant accounting policies:

Stock-based compensation:

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

For the three and nine months ended September 30, 2024 and 2023, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis. The level of the fair value hierarchy utilized to determine such fair values consisted of the following:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market fund	$87,621	$—	$—	$87,621	$148,643	$—	$—	$148,643
Marketable securities
Guaranteed investment certificates	15,493	—	—	15,493	7,684	—	—	7,684
U.S. treasuries	172,634	—	—	172,634	252,982	—	—	252,982
U.S. government securities	—	27,096	—	27,096	—	97,912	—	97,912
Commercial paper	—	107,319	—	107,319	—	119,108	—	119,108
Corporate debt securities	—	393,169	—	393,169	—	304,545	—	304,545
Total	$275,748	$527,584	$—	$803,332	$409,309	$521,565	$—	$930,874

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

As of September 30, 2024 and December 31, 2023, the Company did not hold any securities classified as Level 3.

6.
Marketable securities

As of September 30, 2024, the Company had $715,711 of available-for-sale securities (December 31, 2023 – trading securities of $13,867 and available-for-sale-securities of $768,364). Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive income (loss) and fair value of available-for-sale securities consisted of the following:

	September 30, 2024			December 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$15,479	$14	$15,493	$7,549	$135	$7,684
U.S. treasuries	100,314	78	100,392	192,193	(249)	191,944
U.S. government securities	27,106	(10)	27,096	98,092	(180)	97,912
Commercial paper	107,074	245	107,319	119,041	67	119,108
Corporate debt securities	314,948	1,146	316,094	58,824	100	58,924
Contractual maturity of 1 to 3 years:
U.S. treasuries	71,893	349	72,242	53,294	243	53,537
Corporate debt securities	76,571	504	77,075	238,458	797	239,255
Total	$713,385	$2,326	$715,711	$767,451	$913	$768,364

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

The cost components of the operating leases were as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost
Operating lease expense	$411	$412	$1,234	$1,235
Variable lease expense(1)	206	198	619	593
Lease Term and Discount Rate
Weighted average remaining lease term (years)	6.66	7.52	6.66	7.52
Weighted average discount rate	3.84%	3.89%	3.84%	3.89%

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of September 30, 2024 were as follows:

Year ending December 31:
2024	$430
2025	1,747
2026	1,815
2027	1,802
2028	1,103
2029 and thereafter	4,195
Total future minimum lease payments	$11,092
Less: imputed interest	(1,306)
Present value of lease liabilities	$9,786

8.
Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Trade payables	$5,425	$8,598
Employee compensation, benefits, and related accruals	8,942	7,425
Consulting and contracted research	11,297	8,824
Professional fees	1,564	780
Other	1,080	347
Total	$28,308	$25,974

9.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated pursuant to which the Company may sell common shares from time to time (the "ATM Program"). In September 2023, pursuant to a prospectus supplement filed in March 2022 (“March 2022 Prospectus”), the Company sold an aggregate of 855,685 common shares for proceeds of $29,508, net of commissions and transaction expenses.

In August 2024, a prospectus supplement was filed replacing the March 2022 Prospectus, pursuant to which the Company refreshed the ATM Program and may sell common shares having gross proceeds of up to $350,000, from time to time. No common shares had been sold under the ATM Program during the nine months ended September 30, 2024.

(b)
Pre-funded warrants:

The following table summarizes the pre-funded warrants activity for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding, beginning of period	2,173,081	2,253,858	2,173,081	3,103,864
Exercised (1)	—	(425,004)	—	(1,275,010)
Outstanding, end of period	2,173,081	1,828,854	2,173,081	1,828,854

(1)
During the nine months ended September 30, 2023, the Company issued 1,275,000 common shares upon the exercise of 1,275,010 pre-funded warrants pursuant to a net exercise mechanism under the warrants.

Each pre-funded warrant is exercisable for the purchase of a common share at the holder's discretion at an exercise price of $0.0001, subject to certain post-exercise beneficial ownership limitations as provided under the terms of the pre-funded warrant. Pre-funded warrants to purchase 2,173,081 (September 30, 2023 – 1,828,854) common shares are not included in the number of issued and outstanding common shares as of September 30, 2024.

(c)
Stock-based compensation:

Stock Options

The following table presents stock option activity for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	Weighted Average Exercise Price ($)	2023	Weighted Average Exercise Price ($)
Outstanding, beginning of period	8,894,502	23.56	7,117,782	18.75
Granted	2,854,719	43.08	2,457,173	35.30
Exercised(1)	(627,662)	13.81	(398,097)	11.21
Forfeited, cancelled or expired	(108,180)	37.53	(170,617)	31.27
Outstanding, end of period	11,013,379	29.04	9,006,241	23.36
Exercisable, end of period	5,975,121	21.00	4,618,002	15.71

(1)
During the nine months ended September 30, 2024, the Company issued 423,432 (2023 – 283,863) common shares for the cashless exercise of 627,662 (2023 – 398,097) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
Average risk-free interest rate	4.05%	3.91%
Expected volatility	66%	69%
Average expected term (in years)	5.82	5.99
Expected dividend yield	0%	0%
Weighted average fair value of stock options granted	$26.72	$22.59

Performance Share Units

During the nine months ended September 30, 2024, the Company granted 210,000 PSUs to officers and certain employees. The vesting conditions, vesting period and expiry of the PSUs are determined by the board of directors, subject to the terms of the Amended and Restated 2014 Equity Incentive Plan. PSUs vest upon the achievement of certain predefined company-specific performance-based criteria on or before December 31, 2027, subject to continued employment to each performance objective achievement date. No PSUs vested during the nine months ended September 30, 2024.

10.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through September 30, 2024, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

Overview

We are a neuroscience-focused biopharmaceutical company dedicated to discovering, developing, and delivering life-changing therapeutics. We are advancing an ion channel product portfolio to address areas of high unmet medical need, including epilepsy and depression.

Azetukalner Clinical Development

Azetukalner, a novel, highly potent, selective Kv7 potassium channel opener, represents the most advanced, clinically validated potassium channel modulator in late-stage clinical development for multiple indications. We are currently developing azetukalner for the treatment of epilepsy, including focal onset seizures, or FOS, and primary generalized tonic-clonic seizures, or PGTCS, as well as major depressive disorder, or MDD, while exploring applicability in other neuropsychiatric disorders.

Epilepsy Programs

•
Phase 3 FOS studies continue to advance, with the first topline data readout from X-TOLE2 anticipated in the second half of 2025. The Phase 3 FOS clinical trials are multicenter, randomized, double-blind, placebo-controlled studies evaluating the clinical efficacy, safety, and tolerability of azetukalner in patients with FOS.
•
Phase 3 X-ACKT clinical study is currently enrolling patients and is intended to support potential regulatory submissions in an additional epilepsy indication of PGTCS. This multicenter, randomized, double-blind, placebo-controlled trial is evaluating the clinical efficacy, safety and tolerability of azetukalner in patients with PGTCS.
•
Building upon the 600 patient-years of drug exposure to date, we continue to generate long-term scientific evidence demonstrating azetukalner’s compelling efficacy and safety profile in the ongoing X-TOLE open-label extension, or OLE, study.

MDD Program

•
X-NOVA2, the first of three Phase 3 clinical trials evaluating azetukalner in patients with MDD, is expected to initiate before the end of the year.
•
We continue to support the investigator-sponsored Phase 2 proof-of-concept study of azetukalner in MDD led by Icahn School of Medicine at Mount Sinai. Patient enrollment for this study is now complete and results are anticipated in the first half of 2025.

Early-Stage Pipeline: Next Generation Ion Channel Modulators

As leaders in the small molecule ion channel space, we continue to expand our portfolio by leveraging its extensive expertise to discover and develop potassium and sodium channel therapeutics, including candidates targeting Kv7, Nav1.7, and Nav1.1 across various indications with the goal of filing multiple INDs, or equivalent, in 2025.

•
IND-enabling work is underway with multiple Kv7 development candidates. Kv7 may have utility in a broad range of therapeutic indications including seizures, pain, and neuropsychiatric disorders, such as MDD.
•
IND-enabling work is underway with a lead Nav1.7 development candidate. Nav1.7 is an important pain-related target, based on strong human genetic validation, that may represent a new class of medicines without the limitations of opioids.

•
We expect to nominate a lead candidate within our Nav1.1 program in 2025. Pre-clinical data suggests that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet Syndrome.

Partnered Program

•
As part of our ongoing collaboration with Neurocrine Biosciences to develop treatments for epilepsy, a Phase 2 clinical trial is evaluating NBI-921352 (formerly XEN901) in an orphan pediatric epilepsy (SCN8A-DEE), and the next lead candidate, a Nav1.2/1.6 inhibitor, is in IND-enabling studies with the intent to progress into human clinical trials in 2025 as a potential treatment for FOS.

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

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $168.6 million and $137.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $833.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

•
prepare for the potential commercial launch of azetukalner;
•
invest significantly to further develop azetukalner for our current and future indications;
•
advance additional product candidates into pre-clinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•
require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•
hire additional commercial, clinical, scientific, management and administrative personnel;
•
acquire or in-license other assets and technologies;
•
maintain, protect and expand our intellectual property portfolio; and
•
create additional infrastructure to support our operations and any future commercialization efforts.

Financial Operations Overview

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$56,970	$42,880	$150,922	$126,436
General and administrative	16,706	12,804	50,899	33,923
Total operating expenses	$73,676	$55,684	$201,821	$160,359

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
•
third-party expenses relating to formulation, process development and manufacture of drug substance and drug product for use in our pre-clinical testing, clinical trials and potential commercial supply;
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

Unrealized fair value gain on trading securities. Trading securities are recorded at fair value. Unrealized fair value gain on trading securities is related to changes in market pricing on investments classified as trading securities during the period.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on February 29, 2024. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three and nine months ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the three and nine months ended September 30, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023	Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
Research and development expenses	$56,970	$42,880	$14,090	$150,922	$126,436	$24,486
General and administrative expenses	16,706	12,804	3,902	50,899	33,923	16,976
Other:
Interest income	10,329	6,982	3,347	32,521	18,929	13,592
Unrealized fair value gain on trading securities	—	490	(490)	—	3,404	(3,404)
Foreign exchange gain (loss)	237	(407)	644	414	289	125
Loss before income taxes	$(63,110)	$(48,619)	$(14,491)	$(168,886)	$(137,737)	$(31,149)

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023	Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
Direct external costs:
Azetukalner	$29,569	$23,285	$6,284	$76,126	$67,774	$8,352
XEN496	—	328	(328)	—	5,108	(5,108)
Pre-clinical and discovery programs	5,916	4,412	1,504	15,746	10,921	4,825
Indirect costs:
Personnel-related (including stock-based compensation)	17,872	11,571	6,301	49,260	33,715	15,545
Other unallocated expenses	3,613	3,284	329	9,790	8,918	872
Research and development expenses	$56,970	$42,880	$14,090	$150,922	$126,436	$24,486

Direct external costs related to azetukalner increased by $6.3 million and $8.4 million for the three and nine months ended September 30, 2024, respectively, primarily due to our ongoing Phase 3 epilepsy clinical trials, start-up costs for our Phase 3 MDD clinical trials, and manufacturing activities to support current and future clinical trials as well as our NDA submission, partially offset by a decrease in costs for our Phase 2 MDD clinical trial which completed in late 2023. The decrease in direct external costs related to XEN496 of $5.1 million for the nine months ended September 30, 2024 is due to our decision in May 2023 to no longer pursue the clinical development of XEN496. Pre-clinical and discovery program costs increased by $1.5 million and $4.8 million for the three and nine months ended September 30, 2024, respectively, related to the advancement of multiple potential drug candidates targeting Kv7, Nav1.7 and Nav1.1. Personnel-related costs increased by $6.3 million and $15.5 million for the three and nine months ended September 30, 2024, respectively, due to increased headcount to support late-stage development and an increase in stock-based compensation expense due to an increase in the number of options granted at a higher fair value.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023	Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$12,149	$8,681	$3,468	$35,784	$23,509	$12,275
Professional and consulting fees	2,619	2,626	(7)	9,836	6,266	3,570
Other	1,938	1,497	441	5,279	4,148	1,131
General and administrative expenses	$16,706	$12,804	$3,902	$50,899	$33,923	$16,976

The increase in personnel-related costs of $3.5 million and $12.3 million for the three and nine months ended September 30, 2024, respectively, was primarily due to increased headcount to support our expanding research and development activities and future potential commercialization as well as an increase in stock-based compensation expense due to an increase in the number of options granted at a higher fair value. The increase of $3.6 million in professional and consulting fees for the nine months ended September 30, 2024 was primarily due to an increase in pre-commercial expenses and legal costs related to our ongoing business activities.

Other Income

The following table summarizes our other income for the three and nine months ended September 30, 2024 and 2023 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023	Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
Interest income	$10,329	$6,982	$3,347	$32,521	$18,929	$13,592
Unrealized fair value gain on trading securities	—	490	(490)	—	3,404	(3,404)
Foreign exchange gain (loss)	237	(407)	644	414	289	125
Other income	$10,566	$7,065	$3,501	$32,935	$22,622	$10,313

The increase in interest income of $3.3 million and $13.6 million for the three and nine months ended September 30, 2024, respectively, was due to a higher average balance of marketable securities and higher average market yields on investments. The decrease of $3.4 million in unrealized fair value gain on trading securities for the nine months ended September 30, 2024 was due to the fact that we did not hold any marketable securities classified as trading securities during that period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through September 30, 2024, we have raised aggregate net cash proceeds of more than $1.3 billion primarily from the issuance of equity securities. As of September 30, 2024, we had cash and cash equivalents and marketable securities of $803.3 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, or the ATM Program, and a new prospectus supplement was filed with the SEC on August 9, 2024, pursuant to which we refreshed the ATM Program and may sell common shares having gross proceeds of up to $350.0 million, from time to time. No common shares had been sold under the ATM Program during the nine months ended September 30, 2024.

Funding Requirements

We have incurred significant operating losses since inception. As of September 30, 2024, we had an accumulated deficit of $833.8 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we prepare for the potential commercial launch of azetukalner; invest significantly to further develop azetukalner for our current and future indications; advance additional product candidates into pre-clinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials; manufacture larger quantities of our product candidates for clinical development and potential commercialization; hire additional commercial, clinical, scientific, management and administrative personnel; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023(1)
Net cash used in operating activities	$(127,004)	$(115,711)
Net cash provided by investing activities	66,497	128,405
Net cash provided by financing activities	—	29,508

(1) Amounts have been reclassified as described in Note 2 of our consolidated financial statements.

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities totaled $127.0 million, compared to $115.7 million for the same period in 2023. The increase in cash used in operating activities was primarily related to higher research and development and general and administrative expenses, as well as changes in operating assets and liabilities. This was partially offset by higher interest income.

Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities totaled $66.5 million, compared to $128.4 million for the same period in 2023. The change was driven primarily by an increase in the purchases of marketable securities, net of redemptions. This was partially offset by a decrease in the purchases of property, plant and equipment.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was nil, compared to $29.5 million for the same period in 2023. The cash provided by financing activities during the nine months ended September 30, 2023 was primarily related to net proceeds from the issuance of common shares.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2023 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on February 29, 2024.

As of September 30, 2024, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purposes entities and other structured finance entities.

Outstanding Share Data

As of November 8, 2024, we had 76,239,602 common shares issued and outstanding, outstanding pre-funded warrants to purchase 2,173,081 common shares, outstanding stock options to purchase 10,875,729 common shares, outstanding PSUs convertible into 210,000 common shares and an outstanding warrant to purchase 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of September 30, 2024, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $757.5 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$62.0 million.

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

Interest rate sensitivity

As of September 30, 2024, we had cash and cash equivalents and marketable securities of $803.3 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, increase in interest rates would have resulted in approximately a $4.2 million decrease in the fair value of our marketable securities as of September 30, 2024. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2024; however, operating expenses may continue to increase in future periods due to inflation.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $168.6 million and $137.7 million for the nine months ended September 30, 2024 and 2023, respectively, and an accumulated deficit of $833.8 million as of September 30, 2024, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•
prepare for the potential commercial launch of azetukalner;
•
invest significantly to further develop azetukalner for our current and future indications;
•
advance additional product candidates into pre-clinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•
require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•
hire additional commercial, clinical, scientific, management and administrative personnel;
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

If one or more of our proprietary or partnered product candidates is approved for the treatment of epilepsy, we anticipate that they could potentially compete with other anti-seizure medications, or ASMs, or one another. Commonly prescribed ASMs include brivaracetam, carbamazepine, cenobamate, clobazam, eslicarbazepine acetate, ethosuximide, gabapentin, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenytoin, topiramate, and valproate. There are other ASMs in development that could potentially compete with our products, including product candidates in development from AbbVie Inc., Biohaven Ltd., Equilibre Biopharmaceuticals Corp., Neurona Therapeutics Inc., Praxis Precision Medicines, Inc., Rapport Therapeutics, Inc., SK Life Science Inc., Supernus Pharmaceuticals, Inc., QurAlis Corporation and Zhimeng Biopharma, Inc. If one or more of our proprietary product candidates were approved for the treatment of MDD, we anticipate that they could potentially compete with other anti-depressant medications, or ADs. Patients with MDD are typically treated with a variety of ADs, which include selective serotonin reuptake inhibitors, or SSRIs, benzodiazepines, serotonin / norepinephrine reuptake inhibitors, or SNRIs, norepinephrine and dopamine reuptake inhibitors, or NDRIs, N-methyl-D-aspartate, or NMDA, receptor agonists and atypical antipsychotics. Currently prescribed antidepressants include benzodiazepines, brexpiprazole, bupropion, bupropion/dextromethorphan, cariprazine, citalopram, duloxetine, escitalopram, esketamine, fluoxetine, ketamine, sertraline, trazodone, tricyclic agents, venlafaxine, vilazodone and vortioxetine. We are aware of several companies developing product candidates for the treatment of MDD including AbbVie Inc., Alto Neuroscience, Inc., Axsome Therapeutics, Inc., Biohaven Ltd., Intra-Cellular Therapies, Inc., Johnson & Johnson Innovative Medicine, Neumora Therapeutics, Inc., Neurocrine Biosciences, Inc., and Relmada Therapeutics, Inc.

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

In addition, the stock market in general, and Nasdaq and the biopharmaceutical industry in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. Fluctuating inflation and interest rates, for example, can result in significant volatility. These broad market and industry fluctuations may adversely affect the market price of our common shares, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

Global credit and financial markets have at times experienced extreme disruptions, characterized by increased market volatility, increased rates of inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The current conflicts between Ukraine and Russia and in the Middle East, as well as recent failures in the global banking sector, have created volatility in the capital markets and are expected to have further global economic consequences. Limited liquidity, defaults, non-performance and other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and placed into receivership and, subsequently, additional financial institutions have been placed into receivership. There is no guarantee that the U.S. government or governments in other jurisdictions will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that the U.S. government or governments in other jurisdictions would do so in a timely fashion. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, including as a result of a pandemic, political unrest or war, or further instability of the global banking sector, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

On September 27, 2024, Ian Mortimer, the Company’s President and Chief Executive Officer and a member of the Board of Directors, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plan provides that commencing January 7, 2025, Mr. Mortimer may sell up to an aggregate of 630,302 of the Company’s common shares, 605,000 of which are shares to be acquired upon the exercise of stock options. The plan terminates on the earlier of the date all shares under the trading plan are sold or June 30, 2026.

The number of shares to be sold in accordance with this trading plan is subject to various minimum price targets, or limit prices, being met on each applicable predetermined sale date. In the event the minimum price targets are not met on the applicable predetermined sale date or on any subsequent predetermined sale date, the corresponding shares shall not be sold.

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

Date: November 12, 2024
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: November 12, 2024
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer