Form 10-K
period 2024-12-31
Xenon Pharmaceuticals Inc.
filed 2025-02-27
CIK 1582313

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on The Nasdaq Global Market on June 30, 2024, was approximately $2,946.2 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares of the Registrant outstanding as of February 24, 2025 was 76,542,811.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2024.

Auditor Firm Id:	85	Auditor Name:	KPMG LLP	Auditor Location:	Vancouver, BC, Canada

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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
•
our future financial performance; and
•
the direct and indirect impact of pandemics, epidemics and other public health emergencies on our business and operations, including supply chain, manufacturing, research and development costs, clinical trial conduct, clinical trial data and employees.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In this Annual Report on Form 10-K, “we,” “our,” “us,” “Xenon,” and “the Company” refer to Xenon Pharmaceuticals Inc. and its subsidiary. Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

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

Our Strategy

Our goal is to build a fully-integrated and profitable biopharmaceutical company that discovers, develops, and commercializes innovative therapeutics to treat a range of neurological and psychiatric disorders.

Key components of our strategy include:

•
Leveraging our discovery capabilities – which were founded upon our understanding of the genetics of channelopathies combined with proprietary biology and medicinal chemistry assets and know-how – to identify product candidates for development;
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

Our Pipeline

Our Product Candidates

Azetukalner

Azetukalner, a novel, highly potent, selective Kv7 potassium channel opener, represents the most advanced, clinically validated potassium channel modulator in late-stage clinical development for the treatment of multiple indications that include epilepsy, including focal onset seizures, or FOS, and primary generalized tonic-clonic seizures, or PGTCS, as well as neuropsychiatric disorders including major depressive disorder, or MDD, and bipolar depression, or BPD.

Epilepsy Programs

Focal Onset Seizures

Phase 3 azetukalner clinical studies in FOS (X-TOLE2 and X-TOLE3) continue to advance, with the first topline data readout anticipated in the second half of 2025. Designed closely after the Phase 2b X-TOLE clinical trial, the Phase 3 X-TOLE clinical trials are multicenter, randomized, double-blind, placebo-controlled studies evaluating the clinical efficacy, safety, and tolerability of 15 mg or 25 mg of azetukalner administered orally with food as adjunctive treatment in approximately 360 patients with FOS per study. The primary efficacy endpoint is the median percent change, or MPC, in monthly seizure frequency from baseline through the 12-week double-blind period, or DBP, of azetukalner compared to placebo. Upon completion of the DBP in the Phase 3 FOS epilepsy studies, eligible patients may enter an OLE study for up to three years.

Primary Generalized Tonic-Clonic Seizures

The Phase 3 X-ACKT clinical study continues to enroll patients and is intended to support potential regulatory submissions in an additional epilepsy indication of PGTCS. X-ACKT is a multicenter, randomized, double-blind, placebo-controlled study evaluating the clinical efficacy, safety, and tolerability of 25 mg of azetukalner administered with food as adjunctive treatment in approximately 160 patients with PGTCS. The primary efficacy endpoint is the MPC in monthly PGTCS frequency from baseline through the 12-week DBP of azetukalner compared to placebo. Upon completion of the DBP in the X-ACKT study, eligible patients may enter an open-label extension, or OLE, study for up to three years.

Summary of Azetukalner Clinical Results in Epilepsy

Phase 1: Phase 1 studies conducted in healthy subjects suggested that azetukalner was generally well tolerated in the doses examined, and its pharmacokinetic profile supported a once-daily dosing schedule with food and without the need for titration, which has been utilized in all Phase 2 and Phase 3 trials. In addition, data from a Phase 1b transcranial magnetic stimulation, or TMS, study – which was designed to assess azetukalner’s ability and potency to modulate cortical excitability – demonstrated activity in the target CNS tissue and helped inform dose selection for our Phase 2b clinical trial.

Phase 2b X-TOLE Clinical Trial: In October 2021, we announced topline results from the Phase 2b X-TOLE clinical trial, which was designed as a randomized, double-blind, placebo-controlled, multicenter study to evaluate the clinical efficacy, safety, and tolerability of 10 mg, 20 mg, or 25 mg of azetukalner administered as once-daily adjunctive treatment with food in adult patients with focal epilepsy. The study included a total of 325 randomized and treated subjects in the safety population and 323 subjects in the modified intent-to-treat population for the efficacy analyses. Subjects had an average age of 40.8 ± 13.3 years, and 8.9%, 40.6%, or 50.5% of the subjects were on and continued taking one, two, or three stable background ASMs throughout the study, respectively, and failed a median of 6 previous ASMs prior to study entry. The median baseline seizure frequency across the study groups was approximately 13.5 seizures per month. Of the 285 subjects who completed the double-blind period, 96.5% entered the OLE to evaluate the long-term safety, tolerability, and effectiveness of azetukalner.

Summary of X-TOLE Efficacy Results in the DBP: The X-TOLE trial met its primary efficacy endpoint with azetukalner demonstrating a statistically significant and dose-dependent reduction from baseline in monthly (defined as 28 days) focal seizure frequency when compared to placebo (monotonic dose response; p<0.001). Primary and secondary measures in the topline data set included a pairwise comparison of each active dose to placebo and a responder analysis with the proportion of patients who achieved a 50% or greater reduction in monthly focal seizure frequency from baseline. Azetukalner demonstrated a statistically significant reduction from baseline in monthly focal seizure frequency in pairwise comparisons to placebo for all three azetukalner doses. The median percent reduction in monthly focal seizure frequency was 52.8% in the azetukalner 25 mg group, 46.4% in the azetukalner 20 mg group, and 33.2% in the azetukalner 10 mg group compared to 18.2% in the placebo group. Statistical significance was achieved for all dose groups compared to placebo with 2-sided p-values of p<0.001 for 25 mg vs. placebo, p<0.001 for 20 mg vs. placebo, and p=0.035 for 10 mg vs. placebo. A prespecified secondary endpoint of the study was a responder analysis, which compared the proportion of study subjects treated with azetukalner who achieved a ≥50% reduction in monthly focal seizures versus placebo. The percentage of subjects who achieved a ≥50% reduction in monthly focal seizures was 54.5% in the azetukalner 25 mg group, 43.1% in the azetukalner 20 mg group, and 28.3% in the azetukalner 10 mg group compared to 14.9% in the placebo group. Statistical significance was achieved for all dose groups compared to placebo with 2-sided p-values of p<0.001 for 25 mg vs. placebo, p<0.001 for 20 mg vs. placebo, and p=0.037 for 10 mg vs placebo. In addition to the topline data, further sub-analyses were presented in December 2021. These sub-analyses include the proportion of patients with at least a 75% reduction in monthly focal seizure frequency from baseline along with the proportion of patients who achieved 100% reduction in monthly seizure frequency from baseline. Efficacy results are summarized in the following table; all p-values are 2-sided comparing the active dose to placebo for the prespecified primary and secondary seizure reduction endpoints:

	Azetukalner 25 mg (n=112)	Azetukalner 20 mg (n=51)	Azetukalner 10 mg (n=46)	Placebo (n=114)
Median reduction from baseline in monthly focal seizure frequency	52.8% (p<0.001)	46.4% (p<0.001)	33.2% (p=0.035)	18.2%
Patients with at least a 50% reduction in monthly focal seizure frequency from baseline	54.5% (p<0.001)	43.1% (p<0.001)	28.3% (p=0.037)	14.9%
Patients with at least a 75% reduction in monthly focal seizure frequency from baseline	29.5%	29.4%	8.7%	6.1%
Patients with 100% reduction in monthly focal seizure frequency from baseline	6.3%	7.8%	2.2%	1.8%

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

	Azetukalner 25 mg Median reduction from baseline in monthly focal seizures frequency	Placebo
Overall in X-TOLE	52.8% (n=112)	18.2% (n=114)
Prior failed ASMs > 6	43.2% (n=45)	14.2% (n=47)
Prior failed ASMs < 6	58.3% (n=67)	20.5% (n=67)
Concomitant ASMs = 3	51.3% (n=54)	20.4% (n=56)
Concomitant ASMs < 2	59.7% (n=58)	14.4% (n=58)
Baseline seizures > 8.5 per month	50.8% (n=83)	18.2% (n=84)
Baseline seizures < 8.5 per month	70.6% (n=29)	18.8% (n=30)

In addition, an analysis of seizure reduction across seizure subtypes showed a median percent reduction in monthly focal seizure frequency of 86.9% (n=23) in ‘type 4’ focal seizures that lead to generalized tonic-clonic seizures in the 25 mg dose group. A time-to-event analysis analyzing the time to reach the baseline monthly focal seizure count during the double-blind period showed a marked dose-dependent decrease in the rate of seizure recurrence when comparing azetukalner to placebo.

These marked reductions in seizures were associated with statistically significant improvements in overall status, as assessed by physicians using the Clinical Global Impression of Change, or CGI-C, and by subject self-reporting using the Patient Global Impression of Change, or PGI-C, scales in the azetukalner 25 mg group, which are shown in the table below:

	Azetukalner 25 mg (n=112)	Placebo (n=114)
CGI-C (Portion of patients much improved or very much improved)	46.4% (p<0.001)	22.8%
PGI-C (Portion of patients much improved or very much improved)	42.9% (p=0.001)	21.9%

The azetukalner 25 mg group was statistically significant in CGI-C and PGI-C, and the azetukalner 20 mg group was statistically significant in PGI-C, while the azetukalner 20 mg group in CGI-C and the azetukalner 10 mg group for both CGI-C and PGI-C showed numerical improvements over placebo but were not statistically significant.

Summary of X-TOLE Safety Results in the DBP: Azetukalner was generally well tolerated in the DBP with AEs generally consistent with other ASMs. The incidence of treatment-emergent adverse events, or TEAEs, was higher in the treatment groups as compared to the placebo group, with 62.3% of patients in the placebo group, 67.4% of patients in the azetukalner 10 mg group, 68.6% of patients in the azetukalner 20 mg group, and 85.1% of patients in the azetukalner 25 mg group experiencing at least one TEAE. The TEAEs that were greater than or equal to 5% in all treatment arms were attributed to nervous system disorders; psychiatric disorders; general disorders; gastrointestinal disorders; eye disorders; and infections – with the majority related to the central nervous system, mild or moderate in severity, and occurring early in the treatment period. Across all azetukalner dose groups (n=211), the most common TEAEs were dizziness (n=52, 24.6%), somnolence (n=33, 15.6%), fatigue (n=23, 10.9%), and headache (n=21, 10.0%). The breakdown of subjects with dizziness across dose groups including placebo is as follows: 8 subjects (7.0%) in the placebo group, 3 subjects (6.5%) in the 10 mg group, 13 subjects (25.5%) in the 20 mg group, and 36 subjects (31.6%) in the 25 mg group. The incidence of treatment-emergent serious adverse events, or SAEs, was similar in all four arms of the study with 2.6% of patients in the placebo group, 4.3% of patients in the azetukalner 10 mg group, 3.9% of patients in the azetukalner 20 mg group, and 2.6% of patients in the azetukalner 25 mg group experiencing at least one treatment-emergent SAE. There were 3.5% of subjects in the placebo group, 2.2% of subjects in the azetukalner 10 mg group, 13.7% of subjects in the azetukalner 20 mg group, and 15.8% of subjects in the azetukalner 25 mg group that had an AE leading to treatment discontinuation. Two TEAEs of urinary retention were reported in the active treatment groups, one of which required a dose reduction, and both subjects remained on drug with no other changes or intervention. There was no evidence of urinary retention based upon mean differences across treatment groups in the total or individual items of the American Urological Association Symptom Index. There was no cardiovascular signal of concern based on vital signs from resting or orthostatic tests; there were no safety signals of concern from physical or neurologic exams; and there were no signals of concern from ECGs, safety labs or urinalysis. Weight changes were modest with mean (SD) changes of 0.2 kg (2.4) in the placebo group, 0.6 kg (2.3) in the 10 mg group, 1.6 kg (2.2) in the 20 mg group and 1.9 kg (2.9) in the 25 mg group.

Additional Post Hoc Sub-Analyses of X-TOLE Data and Interim Open Label Extension (OLE) Data:

Additional sub-analyses of the X-TOLE data suggest that the rapid onset of efficacy for azetukalner was associated with starting at an effective, therapeutic dose. There was a statistically significant reduction in median seizure frequency within one week for all doses compared with placebo. Rapid onset of efficacy of azetukalner was seen at week 1, with a dose-dependent reduction from baseline in median weekly seizure frequency of 39.1% (p<0.01, n=46), 41.5% (p=0.04, n=50) and 55.4% (p<0.001, n=110) in the 10 mg, 20 mg, and 25 mg groups, respectively, compared to placebo (20.2%, n=114).

The most recent interim data from the ongoing 7-year X-TOLE OLE, in which participants received open‑label azetukalner at a dose of 20 mg once daily with food, were presented in December 2024. For ongoing OLE patients, monthly MPC reductions in FOS frequency ranged from 61% to 82% during month 1 to OLE study month 24 and were maintained at 85% at OLE study month 36. Patients who were receiving 1 to 2 anti-seizure medications, or ASMs, at baseline experienced higher monthly MPC reductions in FOS frequency from baseline at OLE study month 36 (100% seizure reduction, n=67), compared to those receiving 3 ASMs (80.6% seizure reduction, n=80). For those participants who were treated for >36 months in the OLE, 32.7% (48/147) achieved seizure freedom for a period of at least 12 months. Azetukalner continues to be generally well‑tolerated in the OLE, with AEs generally consistent with prior results in the double-blind period and other ASMs; no new safety signals were identified. A total of 182 participants were treated in the OLE for ≥12 months, 165 participants were treated for ≥24 months, and 143 participants were treated for ≥36 months at the time of the analysis cutoff (October 7, 2024). Retention rates with azetukalner at 12, 24, and 36 months into the OLE study period were 66%, 60%, and 52%, respectively.

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

Numerous ASMs are available for the treatment of seizures in the U.S., although there are fewer indicated for PGTCS. The treatment of an individual patient with FOS or PGTCS is currently focused on reduction of seizure frequency, with seizure freedom as the ultimate goal. Early treatment typically begins with monotherapy followed by increasing use of polypharmacy to manage patients with residual seizure burden. Despite the availability of multiple treatment options, up to 50% of patients are considered inadequately managed with initial lines of therapy warranting additional treatment options. For poorly managed patients, physicians increasingly turn to complementary mechanisms used as adjunctive therapy to control seizures. We believe there is a need for new, more effective and tolerable treatments for FOS and PGTCS that have rapid onset of action, unique mechanisms of action important in polypharmacy, and are easy to take (for example, once-daily and no dose titration). Based on our market research, we believe azetukalner could offer a compelling value proposition to address FOS and PGTCS, if approved.

Neuropsychiatric Programs

We continue to explore the applicability of azetukalner in neuropsychiatric disorders based on establishing a strong scientific rationale, availability of preclinical and clinical data, and a determination of unmet medical needs. A Phase 3 program evaluating azetukalner in major depressive disorder, or MDD, is underway, and we recently announced plans for a Phase 3 program in bipolar depression, or BPD, with initiation of the first of two azetukalner clinical studies in bipolar I and bipolar II depression expected by mid-year.

Major Depressive Disorder

Our Phase 3 MDD program includes three multicenter, randomized, double-blind, placebo-controlled clinical trials to evaluate the clinical efficacy, safety, and tolerability of 20 mg of azetukalner administered orally with food over the 6-week DBP as monotherapy treatment in approximately 450 patients with moderate-to-severe MDD per study. The primary efficacy endpoint is the change from baseline in the HAM-D17 score at week 6 in patients who received azetukalner compared to placebo. Upon completion of the DBP, eligible patients may enter an OLE study for up to 12 months. X-NOVA2, the first of three planned Phase 3 clinical trials evaluating azetukalner in patients with MDD, is currently enrolling patients, and X-NOVA3 is expected to initiate mid-year.

In addition, patient enrollment in the investigator-sponsored Phase 2 proof-of-concept study of azetukalner in MDD led by Icahn School of Medicine at Mount Sinai is complete, and topline results are anticipated in the first half of 2025.

Summary of Azetukalner Clinical Results in MDD

Phase 2 Proof-of-Concept X-NOVA Clinical Trial: In November 2023, we reported topline results from the randomized, double-blind, placebo-controlled, Phase 2 proof-of-concept X-NOVA clinical trial, which evaluated the clinical efficacy, safety, and tolerability of 10 mg and 20 mg of azetukalner taken once daily with food in 168 patients with moderate to severe MDD. The primary objective was to assess the efficacy of azetukalner compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the Montgomery-Åsberg Depression Rating Scale, or MADRS, score change through week 6.

Summary of X-NOVA Efficacy Data in the DBP: The primary endpoint of the study was a change in MADRS at week 6. The mean reduction was 13.90 in the placebo group, 15.61 in the azetukalner 10 mg group and 16.94 in the azetukalner 20 mg group. A clear dose response and a clinically meaningful, but not statistically significant, 3.04 difference between placebo and the azetukalner 20 mg group (p=0.135) was observed. A significantly different change was achieved on the following additional endpoints in the study:

•
Pre-specified endpoint of the Hamilton Depression Rating Scale, or HAM-D17, at week 6 with a mean reduction of 10.18 in the placebo group and 13.26 in the azetukalner 20 mg group (p=0.042);
•
Key secondary endpoint of a change in the Snaith-Hamilton Pleasure Scale, or SHAPS, measuring anhedonia at week 6 with a reduction of 5.30 in the placebo group and 7.77 in the azetukalner 20 mg group (p=0.046);
•
MADRS at week 1 with a mean reduction of 4.88 in the placebo group and 7.54 in the azetukalner 20 mg group (p=0.047) demonstrating early onset of efficacy; and
•
At least minimally improved symptoms of depression as assessed by physicians using the Clinical Global Impression of Improvement, or CGI-I, (p=0.004) in the azetukalner 20 mg group compared to placebo.

Summary of X-NOVA Safety and Tolerability Data in the DBP: Azetukalner was generally well tolerated with similar rates of adverse events reported across all treatment arms. The most commonly reported TEAEs in the azetukalner 20 mg group included dizziness (17.9%), somnolence (10.7%), headache (8.9%) and disturbance in attention (8.9%), as compared to the placebo group which reported dizziness (7.3%), somnolence (1.8%), headache (12.7%) and disturbance in attention (0%). Rates of discontinuation were similar across all treatment arms and rates of discontinuation due to TEAEs were low with three patients in the azetukalner 20 mg group (5.4%), as compared to two patients in the placebo group (3.6%). No serious adverse events, or SAEs, were reported in the two azetukalner treatment groups and there were two patients (3.6%) in the placebo group who experienced a treatment-emergent SAE. Azetukalner was not associated with notable weight gain, and patients did not report notable sexual dysfunction.

Investigator-Led Phase 2 Proof-of-Concept Study of Azetukalner in MDD

We are also collaborating with the Icahn School of Medicine at Mount Sinai to support an ongoing investigator-sponsored Phase 2 proof-of-concept, randomized, parallel-arm, placebo-controlled multi-site study of azetukalner for the treatment of MDD in approximately 60 subjects. The primary objective of the study is to investigate the effect of azetukalner on the brain reward circuit as measured by the change in bilateral ventral striatum activity as assessed by functional MRI, or fMRI. The secondary objectives are to test the effect of azetukalner compared to placebo on clinical measures of depression and anhedonia using the MADRS and SHAPS, respectively.

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

Intellectual Property Related to Azetukalner

We have a comprehensive strategy in place to protect and expand the intellectual property portfolio that covers azetukalner. Importantly, two U.S. patents were issued in 2021 with claims covering: (1) distinct crystalline forms of azetukalner drug substance and related pharmaceutical compositions, along with methods for their preparation and use; and (2) various methods of orally administering azetukalner with or close to a meal. These U.S. patents are expected to expire in 2040 and 2039, respectively, absent any extensions of patent term. For a more detailed description of our intellectual property portfolio covering our pipeline of product candidates, see “—Intellectual Property” below.

Early-Stage Pipeline: Next Generation Ion Channel Modulators

We continue to expand our portfolio by leveraging our extensive ion channel expertise to discover and develop potassium and sodium channel therapeutics, with the goal of filing multiple investigational new drug applications, or INDs, or equivalent, in 2025. IND-enabling work is underway with multiple Kv7 development candidates, which we believe may have utility in a broad range of therapeutic indications including seizures, pain, and neuropsychiatric disorders, such as MDD and BPD. In addition, IND-enabling work is underway with a lead Nav1.7 development candidate. Nav1.7 is an important pain-related target, based on strong human genetic validation, that may represent a new class of medicines without the limitations of opioids. We also expect a lead candidate within our Nav1.1 program will enter IND-enabling studies in 2025 as pre-clinical data suggests that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet Syndrome.

Our Partnered Program with Neurocrine Biosciences

In December 2019, we entered into a license and collaboration agreement with Neurocrine Biosciences to develop treatments for epilepsy. The agreement also included a multi-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors, which was completed in June 2022. As part of this ongoing collaboration, NBI-921355, a Nav1.2/1.6 sodium channel inhibitor, has progressed into a Phase 1 first-in-human study as a potential treatment for certain types of epilepsy, triggering an anticipated $7.5 million milestone payment to Xenon. For a more detailed description of the terms of this agreement with Neurocrine Biosciences, see “—Collaborations, Commercial and License Agreements” below.

Collaborations, Commercial and License Agreements

License and Collaboration Agreement with Neurocrine Biosciences, Inc.

In December 2019, as amended in January 2021 and February 2022, we entered into a license and collaboration agreement, or the Collaboration Agreement, with Neurocrine Biosciences to establish a collaboration under which the parties will identify, research and develop sodium channel inhibitors, including XEN901, renamed as NBI-921352, and certain pre-clinical candidates, or DTCs, and research compounds which Neurocrine Biosciences will have the exclusive right to further develop and commercialize under the terms and conditions set forth in the Collaboration Agreement.

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

Except for the activities set forth in the development plans, Neurocrine Biosciences is solely responsible, at its sole cost and expense, for all development and manufacturing of the compounds and any pharmaceutical product that contains a compound, subject to the Co-Funding Option (as defined below). We will have the right to elect to co-fund the development of one product in the first indication that meets or exceeds a specified prevalence threshold, or a Major Indication, under such development plan and to receive a mid-single digit percentage increase in royalties owed on the net sales as calculated pursuant to the terms of the Collaboration Agreement, or Net Sales, of such products in the U.S., or the Co-Funding Option. If we exercise the Co-Funding Option, the parties will share equally all reasonable and documented costs and expenses that Neurocrine Biosciences incurs in connection with the development of such product in the applicable indication, except costs and expenses that are solely related to the development of such product for regulatory approval outside the U.S. We have not exercised this option as of February 27, 2025.

Neurocrine Biosciences paid us an upfront payment of $50.0 million, which included a $30.0 million payment in cash. For the remainder of the upfront payment, concurrently with the entry into the Collaboration Agreement, the parties entered into the Share Purchase Agreement (as defined below) pursuant to which we issued and sold common shares to Neurocrine Biosciences for an aggregate purchase price of $20.0 million.

In January 2022, we received an aggregate milestone payment of $15.0 million in the form of a $6.75 million payment in cash and a $8.25 million equity investment, based on the U.S. Food and Drug Administration's, or FDA’s, acceptance of a protocol amendment to expand the study population of a clinical trial in pediatric patients with SCN8A-DEE. In February 2025, NBI-921355, a Nav1.2 and Nav1.6 sodium channel inhibitor in development for the potential treatment for certain types of epilepsy, has progressed into a Phase 1 clinical study in healthy adult participants, triggering an anticipated $7.5 million milestone payment to us.

The Collaboration Agreement also provides for potential aggregate development and regulatory milestone payments from Neurocrine Biosciences to us of up to $325.0 million for a NBI-921352 product and up to $247.5 million for each other Compound up to a maximum of three other Compounds. Sales-based milestones of up to $150.0 million for each Compound will be paid from Neurocrine Biosciences to us upon the achievement of certain Net Sales targets, up to a maximum of four Compounds.

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

Share Purchase Agreements

In January 2022, pursuant to the Collaboration Agreement, we entered into a Share Purchase Agreement, or SPA, with Neurocrine Biosciences pursuant to which we issued and sold 258,986 of our common shares to Neurocrine Biosciences in private placements for aggregate purchase price of $8.25 million ($31.855 per share). The purchase price represented a 15% premium to our 30-day volume-weighted average price immediately prior to the public announcements.

Asset Purchase Agreement with 1st Order Pharmaceuticals, Inc.

In April 2017, we entered into an asset purchase agreement with 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to which we acquired all rights with respect to azetukalner (previously known as 1OP2198 and XEN1101). 1st Order previously acquired 1OP2198 from Valeant Pharmaceuticals Luxembourg S.a.r.l., an indirect subsidiary of Bausch Health Companies Inc., together with Valeant Pharmaceuticals Ireland Limited, Bausch Health, and assumed certain obligations, including potential milestone and royalty payments.

In September 2018, we signed an agreement with Bausch Health to buy out all future milestone payments and royalties owed to Bausch Health with respect to azetukalner, including up to $39.6 million in potential clinical development, regulatory and sales-based milestones and a mid-to-high single digit percentage royalty on commercial sales in exchange for a one-time payment of $6.0 million.

In August 2020, we entered into an amendment to the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through December 31, 2024, we have paid $2.0 million based on progress against these milestones. We remain responsible for future potential payments of up to $6.0 million in regulatory milestones. There are no royalty obligations to 1st Order.

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

As of December 31, 2024, we owned, co-owned or licensed 21 U.S. issued patents, 78 issued patents in foreign jurisdictions (exclusive of European patent national validations), and over 355 pending patent applications.

With regard to azetukalner, as of December 31, 2024, we owned 7 U.S. issued patents, 33 issued patents in foreign jurisdictions (exclusive of European patent national validations) and over 175 pending patent applications. The issued patents, along with any patents issuing from these applications, are expected to expire between 2028 and 2045 (absent any extensions of term).

With regard to our selective inhibitors of Nav1.6 and/or Nav1.2, as of December 31, 2024, we owned 10 U.S. issued patents, 43 issued patents in foreign jurisdictions (exclusive of European patent national validations), and over 90 pending patent applications. The issued patents, along with any patents issuing from these applications, are expected to expire between 2037 and 2044 (absent any extensions of term). Pursuant to our collaboration with Neurocrine Biosciences, Neurocrine Biosciences controls the prosecution, maintenance and other matters relating to the patent portfolio for the selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors subject thereto, although we have a right to comment.

With regard to our development programs, including targets related to Kv7 (exclusive of azetukalner), Nav1.1 and Nav1.7, as of December 31, 2024, we owned 4 U.S. issued patents and over 80 pending U.S. and foreign patent applications. The issued patents, along with any patents issuing from these applications, are expected to expire between 2036 and 2045 (absent any extensions of term).

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

If one or more of our proprietary or partnered product candidates is approved for the treatment of epilepsy, we anticipate that they could potentially compete with other anti-seizure medications, or ASMs, or one another. Commonly prescribed ASMs include brivaracetam, carbamazepine, cenobamate, clobazam, eslicarbazepine acetate, ethosuximide, gabapentin, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenytoin, topiramate, and valproate. There are other ASMs in development that could potentially compete with our products, including product candidates in development from AbbVie Inc., Biohaven Ltd., Neurona Therapeutics Inc., NeuShen Therapeutics, Inc., Praxis Precision Medicines, Inc., QurAlis Corporation, Rapport Therapeutics, Inc., SK Life Science Inc., Supernus Pharmaceuticals, Inc. and Zhimeng Biopharma, Inc. If one or more of our proprietary product candidates were approved for the treatment of MDD, we anticipate that they could potentially compete with other anti-depressant medications, or ADs. Patients with MDD are typically treated with a variety of ADs, which include selective serotonin reuptake inhibitors, or SSRIs, benzodiazepines, serotonin / norepinephrine reuptake inhibitors, or SNRIs, norepinephrine and dopamine reuptake inhibitors, or NDRIs, N-methyl-D-aspartate, or NMDA, receptor agonists and atypical antipsychotics. Currently prescribed antidepressants include benzodiazepines, brexpiprazole, bupropion, bupropion/dextromethorphan, cariprazine, citalopram, duloxetine, escitalopram, esketamine, fluoxetine, ketamine, sertraline, trazodone, tricyclic agents, venlafaxine, vilazodone and vortioxetine. We are aware of several companies developing product candidates for the treatment of MDD including AbbVie Inc., Alto Neuroscience, Inc., Axsome Therapeutics, Inc., Biohaven Ltd., Intra-Cellular Therapies, Inc., Johnson & Johnson Innovative Medicine, Neumora Therapeutics, Inc., and Neurocrine Biosciences, Inc. If one or more of our proprietary product candidates were approved for the treatment of depressive episodes associated with bipolar I or II disorder (bipolar depression), we anticipate that they could potentially compete with other generic antipsychotic and atypical antipsychotic medications. Patients with bipolar depression are typically treated with a variety of atypical antipsychotics as well as mood stabilizers and sometimes in combination with antidepressants. We are aware of several companies developing product candidates for the treatment of bipolar depression including Alto Neuroscience, Inc, Neumora Therapeutics, Inc. and NRx Pharmaceuticals, Inc.

Government Regulation

We are developing small-molecule product candidates, which are regulated as drugs by the FDA and equivalent regulatory authorities outside the U.S. Within the FDA, the Center for Drug Evaluation and Research, or CDER, regulates drugs. Drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal, provincial, state, local and foreign statutes and regulations. The FD&C Act and corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, advertising and other promotional practices involving drugs. The extensive regulatory requirements to which drugs are subject under the FD&C Act and other applicable statutes, regulations, and guidance are subject to change and often are revised or reinterpreted by the FDA and other regulatory authorities in ways that may have a significant impact on our business. FDA approval of an IND, must be obtained before clinical testing of drugs is initiated, and each clinical study protocol for such product candidates is reviewed by the FDA and an institutional review board, or IRB, prior to initiation in the U.S. FDA approval also must be obtained before marketing of drugs in the U.S. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, provincial, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and we may not be able to obtain the required regulatory approvals. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions. These sanctions could include, among other actions, FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters and other types of enforcement-related letters, product recalls, product seizures, relabeling or repackaging, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice or other governmental entities.

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

Additional Regulation

Manufacturing, sales, promotion and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, the activities of pharmaceutical manufacturers are subject to federal and state laws designed to prevent “fraud and abuse” in the healthcare industry. The laws generally limit financial interactions between manufacturers and healthcare providers or other participants in the healthcare industry and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Pharmaceutical manufacturers are also required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. Participation in such programs may require tracking and reporting of certain drug prices. Manufacturers are subject to fines and other penalties if such prices are not reported accurately. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

The requirements and processes governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The Clinical Trials Regulation EU No 536/2014, or the CTR, which replaced the Clinical Trials Directive, entered into application on January 31, 2022, harmonizes the procedures for the submission, assessment and monitoring of clinical drug trials in the EU, thus simplifying the current rules for clinical trial authorization and standards of performance. The CTR requires a clinical trial sponsor to obtain approval from the national competent authority (NCA) of each European Union member state in which the clinical trial is to be conducted. Furthermore, the sponsor can only start a clinical trial at a specific study site after the local research ethics committee, or REC, has issued a favorable opinion. Subject to the transition arrangement referenced below, a sponsor submits a single application for a clinical trial authorization, or CTA, through a centralized EU clinical trials portal called the Clinical Trials Information System, or CTIS. One NCA (the reporting EU member state selected by the sponsor) takes the lead in validating and evaluating the application, as well as consulting and coordinating with the other concerned member states in which the clinical trial is to be conducted. If an application is rejected, it may be amended and resubmitted through CTIS. A concerned member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in that member state. The CTR foresees a three-year transition period. As of January 31, 2023, all new CTA applications had to be submitted via CTIS and be made pursuant to the CTR. From and after January 31, 2025, all clinical trials (including those approved under the Clinical Trial Directive (now replaced by the CTR)) need to comply with the CTR and be recorded in CTIS.

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

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a MA with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval). In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted. According to local law requirements, the UK MHRA adopts a similar approach to the EEA to facilitate the development of medicinal products for the pediatric population.

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

In the U.S., for example, the Patient Protection and Affordable Care Act, as amended, or PPACA, is a sweeping law enacted in March of 2010 that expanded healthcare coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Beyond the PPACA, there are ongoing and widespread healthcare reform efforts, a number of which have focused on regulation of prices or payment for drug products. For example, federal legislation eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (IRA) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug inflation rebates and a new Medicare Part D manufacturer discount drug program (replacing the PPACA Medicare Part D coverage gap discount program), and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA is likely to have a significant impact on the pharmaceutical industry as implementation proceeds. As another example, in 2022, subsequent to the enactment of the IRA, the Biden administration announced its commitment to expanding certain IRA reforms. There have been significant and wide-ranging reforms to federal policy and the federal government under the new Trump administration. Drug pricing and payment reform was a focus of the prior Trump administration, and that focus is likely to continue under the new Trump administration. Other potential healthcare reform efforts under the Trump administration may affect access to healthcare coverage or the funding of healthcare benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump administration through executive action or by Congress. These changes or other changes could affect the market conditions for our products. We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies.

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

Other Healthcare Laws and Compliance Requirements

In the United States, pharmaceutical manufacturers are subject to numerous other federal, state and local laws designed to, for example, prevent fraud and abuse; promote transparency in interactions with others in the healthcare industry; regulate pricing of drugs and protect the privacy of individual information. These laws, some of which may apply only if a pharmaceutical manufacturer has an approved product, are enforced by various federal and state enforcement authorities, including but not limited to, the U.S. Department of Justice, and individual U.S. Attorney offices within the Department of Justice, the U.S. Department of Health and Human Services, or HHS, HHS’ various divisions, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, and the Office of Inspector General, and state boards of pharmacy.

We may be subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti kickback laws, and false claims laws, for activities related to sales of any products reimbursable by third party payers such as federal healthcare programs (including Medicare and Medicaid) or, in some cases, commercial health plans. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying anything of value to generate business, including the purchase, prescription or use of a particular drug. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payers that are false or fraudulent. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such laws.

Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and healthcare providers; require manufacturers to adopt certain compliance standards; require disclosure to the government and public of financial interactions; require disclosure of marketing expenditures or pricing information, regulate drug pricing and/or require the registration of pharmaceutical sales representatives. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.

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

Human Capital

Our board of directors and management recognize that creating long-term enterprise value is advanced by considering the interests and concerns of many stakeholders, including those of our employees. As of December 31, 2024, we had 327 employees, including 316 full-time and part-time permanent employees, of which 181 are located in Canada and 135 are located in the U.S. Of our employees, 239 were primarily engaged in research and development, 98 of whom hold a Ph.D. or M.D. (or equivalent) degree, and 88 were engaged in general and administrative or commercial activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

As competition for qualified personnel in the biotechnology and pharmaceutical field is intense, attracting and retaining qualified employees at all levels is critical to our business. We continuously strive to ensure that employee morale remains strong, and conduct employee engagement surveys to identify areas of focus and monitor employee turnover rates. For the last several years, our company turnover rate has been lower than the industry market average.

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

We recruit the best-qualified employees regardless of sex, gender, ethnicity, race, religion, or other protected traits, and it is our policy to comply with all applicable laws related to discrimination in the workplace. We are committed to diversity, equity, inclusion and accessibility at all levels of our company.

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

Corporate Information

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187 of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We had one wholly-owned subsidiary as of December 31, 2024, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. Our principal executive offices are located at 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on the Nasdaq Global Market under the symbol “XENE.”

Where You Can Find Additional Information

We make available free of charge through our investor relations website, http://investor.xenon-pharma.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the U.S. Securities and Exchange Commission, or SEC. These reports may also be obtained without charge by contacting Investor Relations, Xenon Pharmaceuticals Inc., 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, e-mail: investors@xenon-pharma.com. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov. Additional information related to Xenon is also available on SEDAR+ at www.sedarplus.ca.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $234.3 million, $182.4 million and $125.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and an accumulated deficit of $899.5 million as of December 31, 2024, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•
seek marketing authorization for and prepare for the potential commercial launch of azetukalner;
•
invest to further develop azetukalner for our current and future indications;
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
•
our headcount growth and associated costs as we expand our research and development efforts and initiate pre-commercial and commercial activities;
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

A portion of our cash and cash equivalents and marketable securities are denominated in Canadian dollars, and we incur significant expenses in Canadian dollars in connection with our operations in Canada. We do not currently engage in foreign currency hedging arrangements for our Canadian dollar expenditures, and, consequently, foreign currency fluctuations, including as a result of trade relations between Canada and the United States, may adversely affect our earnings; however, in the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the market price of our common shares.

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

If one or more of our proprietary or partnered products were approved for the treatment of epilepsy, we anticipate that they could potentially compete with other anti-seizure medications, or ASMs, or one another. If one or more of our proprietary products were approved for the treatment of major depressive disorder, or MDD, we anticipate that they could potentially compete with other anti-depressant medications, or ADs. In addition, we plan to develop one or more proprietary products for the treatment of bipolar disorder, or BPD, and if any such products were approved for treatment of BPD, we anticipate that they could potentially compete with other anticonvulsant and antipsychotic medications.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information that apply to most U.S. healthcare providers with which we interact, such as our U.S. clinical trial sites. At the state level, the California Consumer Privacy Act of 2018, or CCPA, as amended and supplemented by the California Privacy Rights Act, imposes obligations on businesses to which it applies. The CCPA allows for statutory fines for noncompliance. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Other states have also enacted data privacy laws. In addition, Washington state enacted the My Health, My Data Act, a health-focused consumer privacy law, which took effect in March 2024. This law imposes obligations related to the collection and sharing of certain health-related information that is not subject to HIPAA and that does not fall within certain other exceptions in the law. Other states have enacted, or are in the process of enacting, similar health-focused consumer privacy laws. Additional data privacy and security laws have been proposed and enacted at the federal, state, and local levels in recent years, which could further complicate compliance efforts. For example, in June 2024, the Protecting Americans’ Data from Foreign Adversaries Act of 2024 took effect. This law prohibits data brokers from making available certain personally identifiable sensitive data of U.S. individuals to “foreign adversary” countries, such as the People’s Republic of China, or the PRC, and entities controlled by such countries. Additionally, in January 2025, the U.S. Department of Justice published a final rule implementing President Biden’s Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.” This final rule prohibits certain data brokerage transactions and transactions involving certain bulk human ‘omic data, including human genomic data and biospecimens from which such data can be derived, with restricted persons and jurisdictions, such as the PRC. The final rule also places restrictions on certain vendor, employment and investment agreements with such jurisdictions. Most provisions of the final rule are scheduled to take effect in April 2025. These restrictions may affect our ability to engage in collaborations or license agreements with entities in restricted countries or with a nexus to such countries going forward.

Outside the U.S., the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. Certain foreign jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions, such as transferring or receiving personal data that originates in the European Union, or EU. Additional jurisdictions have enacted and continue to enact and modify their data privacy laws, which increases the complexity of the data privacy landscape.

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
•
changes in tariffs, trade barriers and regulatory requirements including as a result of trade relations between Canada and the United States;
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
•
supply and other disruptions resulting from the impact of public health pandemics or epidemics on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely; and
•
business interruptions resulting from increased government scrutiny on the use of certain foreign biotechnology service providers due to national security concerns, including the potential for legislation that restricts or prohibits the use of such third-party service providers.

If we are unable to successfully manage these risks associated with cross-border and international activities, our business could be materially harmed.

U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

U.S. investors should be aware that based on our gross income and gross assets, we were a passive foreign investment company, or PFIC, for the taxable year ended December 31, 2024 and we may be a PFIC in 2025.

Generally, for any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the quarterly average percentage of our assets (as determined under applicable Treasury Regulations) are held for the production of, or produce, passive income, we would be characterized as a PFIC, for U.S. federal income tax purposes. For PFIC testing purposes, a range of factors can affect the determination, including the market price of our common shares and how we spend or otherwise hold our cash. Thus, our status as a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In addition, a company’s PFIC status can be made only after the end of each taxable year. Accordingly, we cannot provide any assurance regarding our PFIC status for the current taxable year or future taxable years.

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

Our current and future operations in the U.S. and elsewhere will be subject, directly or indirectly, to applicable federal and state fraud and abuse, government pricing and transparency, health information privacy and security, and other healthcare laws and regulations, non-compliance with which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.

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
•
federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that limit financial interactions between manufacturers and healthcare providers; require manufacturers to adopt certain compliance standards; require disclosure to the government and public of financial interactions; require disclosure of marketing expenditures or pricing information, regulate drug pricing and/or require the registration of pharmaceutical sales representatives; and state and foreign laws governing the collection, export, privacy, use, protection and security of biological materials and health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We currently have no products approved for commercial sale and are investing significant efforts and financial resources in the development of our clinical-stage product candidate, azetukalner for the treatment of epilepsy, MDD, BPD and potentially other neurological disorders. Our future business success depends on the continued development and ultimate regulatory approval of azetukalner. We will need to successfully enroll and complete our azetukalner Phase 3 clinical trials and any other future Phase 3 clinical trials. The future regulatory and commercial success of azetukalner is subject to a number of risks, including:

•
successful patient enrollment in clinical trials and ultimate completion of clinical trials;
•
safety and efficacy data from our clinical programs that support acceptable risk-benefit profiles of azetukalner in the intended patient populations;
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

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission and approval process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we or any collaborator are unable to develop, receive regulatory approval for, or successfully commercialize azetukalner for our initial or potential additional indications, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in our Phase 3 clinical trials. The FDA, EMA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials or require additional data. In addition, any of these regulatory authorities may change its requirements or recommendations for the approval of a product candidate at any time in the future, even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA, EMA or another foreign regulatory authority. For example, the FDA may refuse to accept our planned NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval. If the FDA does not approve our planned NDA, it may require that we conduct additional clinical, nonclinical or manufacturing studies before it will reconsider our application. Depending on the extent of these or any other studies required by the FDA or another regulatory authority, approval of an NDA or equivalent filing may be significantly delayed or we may be unable to obtain approval of an NDA or equivalent filing because such studies may require us to expend more resources than we have available. Furthermore, applicable regulatory authorities may also approve our product candidates for a narrower indication or population than we request or may grant approval contingent on the performance of costly post-marketing commitments.

Interim, initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

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

Our and our collaborators’ clinical product candidates, which include azetukalner and NBI-921355 (being developed by our collaborator Neurocrine Biosciences), along with product candidates we expect to enter clinical development, which include our pre-clinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical trials may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical trials and may delay regulatory approval. Negative or inconclusive results from our, or our collaborators’, clinical trials could lead to a decision or requirement to conduct additional pre-clinical testing or clinical trials or result in a decision to terminate the continued development of a product candidate. For example, in October 2021, we released topline data from our Phase 2b X-TOLE clinical trial of azetukalner in adult patients with focal epilepsy. In addition, in November 2023, we released topline data from our Phase 2 X-NOVA clinical trial of azetukalner in patients with MDD. There can be no assurance that our ongoing azetukalner Phase 3 clinical trials or any other future Phase 3 clinical trials will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of azetukalner. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we, or our collaborators, must demonstrate through extensive pre-clinical studies and clinical trials that our, or our collaborators’, product candidates are safe and effective in humans. We, or our collaborators, may experience delays in completing our, or our collaborators’, clinical trials or pre-clinical studies, and initiating or completing additional clinical trials or pre-clinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND, or not approving or delaying approval for any clinical trial application or similar approval we need to initiate a clinical trial. We, or our collaborators, may also experience numerous unforeseen events during our clinical trials that could delay or prevent our, or our collaborators’, ability to complete development for a product candidate, or receive marketing approval or commercialize the product candidates we, or our collaborators, develop, including:

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
•
governmental or regulatory delays; and

•
changes to the policies, regulations and guidelines of the FDA, EMA or other foreign regulators regarding development, approval, and marketing of biopharmaceutical products, including but not limited to, in the U.S., as a result of policies implemented by the new presidential administration that may, for example, render our clinical data insufficient for approval or restrict us from marketing our product candidates in the manner in which we anticipate.

These risks and uncertainties could impact any of our, or our collaborators’, clinical programs and any of the clinical, regulatory or operational events described above could change our, or our collaborators’, planned clinical and regulatory activities. Challenges in enrolling and retaining patients in our clinical trials, including in our azetukalner Phase 3 clinical trials, whether as a result of pandemics, geopolitical events, or for any other reasons, may further delay the trials or cause them to be discontinued.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, while adverse events in our X-TOLE and X-NOVA clinical trials were generally mild or moderate in severity, there can be no guarantee that we will observe a similar tolerability profile of azetukalner in our ongoing Phase 3 clinical trials or in other future clinical trials. Many compounds that initially showed promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

As product candidates are developed through pre-clinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results and/or to target different populations. Such changes may also result in inventions that result in additional patent protection. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with the same formulation in adults or with other formulations. Unexpected changes in the performance of a new formulation may affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of additional bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our, or our collaborators’, ability to commence product sales and generate revenue.

The regulatory approval processes of the FDA, EMA and regulators in other foreign jurisdictions are lengthy, time-consuming and inherently unpredictable. If we, or our collaborators, are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, our business may be substantially harmed.

The regulatory approval process is expensive, and the time required to obtain approval from the FDA, EMA or other foreign regulatory authorities in other jurisdictions to sell any product is uncertain and may take years. Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of pre-clinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and even if the pre-clinical studies show promising results and clinical trials are successfully completed, we cannot guarantee that the FDA, EMA or other foreign regulatory authorities in other jurisdictions will interpret the results as we do, and more trials, manufacturing-related studies or non-clinical studies could be required before we submit our product candidates for approval. Many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. To the extent that the results of our studies and trials are not satisfactory to the FDA, EMA or other foreign regulatory authorities in other jurisdictions for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. It is also possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

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

In addition, the FDA, EMA or other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, or CTIS, a new clinical trial portal and database that will be maintained by the EMA in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. The CTR authorizes EU Member States to regulate certain aspects of clinical trials at the national level. To the extent an EU Member State where we plan to conduct any of our clinical trials is slow to adopt CTIS or implements other regulatory changes at the national level, or technical issues are encountered with the CTIS system and/or process, our clinical trial may be delayed in such EU Member State, and our costs may be increased. The main legislation that applies to clinical trials in the United Kingdom, or UK, is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the EU Clinical Trials Directive into domestic law. The UK has implemented the Integrated Research Application System, which allows a single application to be reviewed by both the Medicines and Healthcare products Regulatory Agency and a research ethics committee at the same time. Requirements and obligations that relate to the conduct of clinical trials in the UK remain largely aligned with the EU position. A statutory instrument to amend the Medicines for Human Use (Clinical Trials) Regulations 2004 was laid before parliament on December 12, 2024, and will come into force in early 2026 after a 12-month implementation period to address the research sector’s need for a more efficient, streamlined and adaptable regulatory framework for clinical trials. Complying with changes in regulatory requirements in different jurisdictions can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans, including our azetukalner Phase 3 clinical trials, may be impacted.

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

In addition, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA, EMA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label use may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA, EMA and other foreign regulators do restrict manufacturers' communications on the subject of off-label use of their products. The EU and other foreign jurisdictions also prohibit direct-to-consumer advertising for prescription-only medicines.

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

Any product candidates for which we obtain approval may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations, which may adversely affect demand for such products as well as our ability to obtain an appropriate return from the sale of the products.

Our, or our collaborators’, ability to commercialize any products successfully will depend, in part, on the extent to which coverage and reimbursement for these products and related treatments will be available from government healthcare programs, such as Medicare and Medicaid, and private third-party payers, such as private health insurers, managed care plans, and other organizations. Government authorities and private third-party payers decide which drugs they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we, or our collaborators, commercialize and, if reimbursement is available, the level of reimbursement. In addition, coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If coverage and reimbursement are not available or are limited, we, or our collaborators, may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

As federal and state governments implement additional healthcare cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payers, and if covered, that the reimbursement will be adequate or competitive with other marketed products. Actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and healthcare costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development.

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or demanded by private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. In order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may have to offer discounts or rebates from list prices or to implement other unfavorable pricing modifications. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Beyond the ACA, there are ongoing and widespread healthcare reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform was a focus of the first Trump administration and the Biden administration. For example, federal legislation eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (IRA) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the PPACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA is likely to have a significant impact on the pharmaceutical industry as implementation proceeds. As another example, in 2022, subsequent to the enactment of the IRA, the Biden administration announced its commitment to expanding certain IRA reforms. Drug pricing and payment reform was a focus of the prior Trump administration and that focus is likely to continue under the new Trump administration. Other potential healthcare reform efforts under the Trump administration may affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump administration through executive action or by Congress. Further, a number of states have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws if and when we have marketed products. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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

We are unable to predict the future course of federal or state healthcare or other reform legislation in the U.S. Any further changes in the law or regulatory framework could reduce our ability to generate revenue in the future or increase our costs, either of which could have a material and adverse effect on our business, financial condition and results of operations. The continuing efforts of the government and other third-party payers to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.

In the EU, similar political, economic and regulatory developments may affect our, or our collaborators’, ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The EU is undergoing a revision of its general pharmaceutical legislation to consolidate various legal instruments and achieve key policy objectives such as improving patient access to medicines, enhancing supply chain security, promoting innovation, ensuring environmental sustainability, and addressing antimicrobial resistance. The legislative proposal was considered by the European Parliament in April 2024 for a position to be adopted. The legislative process will take considerable time to complete as the proposal will require agreement by the European Parliament and the European Council. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payers. An adequate level of reimbursement might not be available for such products and third-party payers’ reimbursement policies might adversely affect our, or our collaborators’, ability to sell any future products profitably.

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

Additionally, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

Disruptions at the FDA and other government agencies caused by funding shortages could prevent our product candidates from being developed, approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. federal government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, preventing the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Additionally, the Trump Administration has enacted several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities. It is difficult to predict how these executive actions and executive actions that may be taken under the current Trump Administration may affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We do not own or operate manufacturing or testing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients, or APIs, in our product candidates and the final drug product formulation for all of our product candidates that are being used in our clinical trials and pre-clinical studies as well as packaging, labelling and distribution of clinical trial supplies. Our current strategy is to outsource all manufacturing of our product candidates to third parties.

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

In addition to third-party manufacturers, we rely on other third parties to store, test, monitor, label, package and transport bulk drug substance and drug product. If we are unable to arrange for such third-party sources, or fail to do so on commercially reasonable terms, we may not be able to successfully supply sufficient product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

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

Our use of foreign CROs and CMOs in some jurisdictions, such as China, may be or may become subject to U.S. legislation, sanctions, trade restrictions and other regulatory requirements which may increase the cost of, and cause delays for, our pre-clinical product candidates.

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
•
patents that we own, co-own or may in-license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by our competitors;
•
we may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds, and because patents have a limited life, the term(s) may begin to run out prior to the commercial sale of the related product, thereby limiting the commercial value of our patents;
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

Competitors may infringe our patents or the patents of our licensors. To stop infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent in suit is not valid or is not enforceable. In such cases, third parties may be able to use our technology without paying licensing fees or royalties. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents or that the legal requirements for imposing injunctive relief are not met. In addition, third parties may affirmatively challenge our rights to, or the scope or validity of, our patents. An adverse result in any litigation or post-grant proceeding could put additional patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. Any efforts to enforce our intellectual property rights are likely to be costly and may divert the efforts of our scientific and management personnel.

For example, if we were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates or future products, the defendant could defend or counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S. and in some foreign countries, defendant defenses and counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, patent ineligibility, loss of priority claims, lack of written description, or lack of enablement. Grounds for an assertion of unenforceability could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or an applicable foreign counterpart where such a duty to disclose exists, or made a misleading statement, during prosecution. For example, administrative proceedings such as derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, post-grant review, or opposition proceedings, provoked by third parties or initiated by the USPTO or any foreign patent authority may be used to challenge inventorship, ownership, claim scope, or validity of our patents or a patent of our licensor. An unfavorable outcome in any of these proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or administrative proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. Certain foreign countries may provide for compulsory licensing of our patent rights that would preclude us from enforcing our patents against a third party.

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

There have been and may be times in the future when certain patents that relate to our product candidates or any future products are controlled by our collaborators, including licensees, sublicensees or licensors. Although we may, under such arrangements, have rights to consult with our collaborators on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. For example, currently the rights relating to the patent portfolio for certain selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors are exclusively licensed to Neurocrine Biosciences, and Neurocrine Biosciences has the first right to bring and control any action in connection with product infringement.

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

We may choose to challenge the enforceability or validity of claims of a third party’s patent by requesting an administrative proceeding, for example, derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, post-grant review, or opposition proceedings, before the USPTO or similar proceedings before any foreign patent authority. These administrative proceedings are expensive and may consume our time or other resources. The costs of these administrative proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result in the USPTO or any foreign patent office, we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or future products.

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

If we choose or are required to seek a license from a third-party, we may be required to pay license fees or royalties or both, which could be substantial. These licenses may not be available on acceptable terms, or at all. Even if we or any future collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced, by court order or otherwise, to cease some or all aspects of our business operations as a result of actual or threatened litigation. Further, we could be found liable for significant monetary damages as a result of claims of intellectual property infringement. In the future, we may receive offers to license and demands to license from third parties claiming that we are infringing their intellectual property or owe license fees and, even if such claims are without merit, we could fail to successfully avoid or settle such claims.

If Neurocrine Biosciences or other collaborators license or otherwise acquire rights to intellectual property controlled by a third party in various circumstances, for example, where a product could not be developed or commercialized in a country without the third-party intellectual property rights or, where it is decided that it would be useful to acquire such third-party rights to develop or commercialize the product, they are eligible under our collaboration agreements to decrease payments payable to us on a product-by-product basis and, in certain cases, on a country-by-country basis. Any of the foregoing events could harm our business significantly.

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

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our discovery platform, business strategy and product candidates, which can be difficult to protect, in order to maintain our competitive position. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory, manufacturing, pre-clinical development or clinical development goods or services or potential strategic collaborators. In addition, each of our employees and consultants is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. Our employees, consultants, contractors, business partners or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information in breach of these confidentiality agreements or our trade secrets may otherwise be misappropriated. Our collaborators might also have rights to publish data and we might fail to apply for patent protection prior to such publication. It is possible that a competitor will make use of such information, and that our competitive position will be compromised. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, then our ability to protect our trade secret information would be jeopardized, which would adversely affect our competitive position.

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

If we do not obtain protection under the Hatch-Waxman Act in the U.S. and similar foreign legislation by extending the patent terms for patents covering our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. However, we may not be granted an extension if, for example, we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than five years.

If we are unable to obtain patent term extension or the duration of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

If any of our products are approved by the FDA, listing patents in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) is mandatory, and the decision to list or not list a given patent in the Orange Book could give rise to allegations of antitrust liability, from the Federal Trade Commission or private parties. In addition, we may be required by court order to delist patents from the Orange Book that are found to be improperly listed, which could impact our ability to take advantage of the benefits of the Hatch-Waxman Act, including the 30-month stay of generic approval.

If our trademarks are not adequately protected, we may not be able to build name recognition in our markets of interest, which could adversely affect our business.

Our current and future trademarks, including our corporate name, Xenon, has not been trademarked in each market where we operate and plan to operate. Our trademark applications for our corporate name or the name of our products may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections, which we may be unable to overcome in our responses. Third parties may also attempt to register trademarks utilizing the Xenon name on their products, and we may not be successful in preventing such usage. In addition, in the USPTO and in comparable patent offices in many foreign countries, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

In addition, there could be potential trademark infringement claims brought by owners of other registered trademarks that incorporate variations of or allegedly cause confusion with our registered or unregistered trademarks. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively, and our business may be adversely affected.

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

There is no public trading market for our outstanding pre-funded warrants, and we do not expect a market to develop. In addition, we do not intend to list the outstanding pre-funded warrants on Nasdaq or any other national securities exchange or nationally recognized trading system. Without an active trading market, the liquidity of the outstanding pre-funded warrants will be limited.

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Global credit and financial markets have at times experienced extreme disruptions characterized by increased market volatility, increased rates of inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The current conflicts between Ukraine and Russia and in the Middle East, as well as recent failures in the global banking sector, have created volatility in the capital markets and are expected to have further global economic consequences. Limited liquidity, defaults, non-performance and other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and placed into receivership and, subsequently, additional financial institutions have been placed into receivership. There is no guarantee that the U.S. government or governments in other jurisdictions will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that the U.S. government or governments in other jurisdictions would do so in a timely fashion. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, including as a result of a pandemic, political unrest or war, or further instability of the global banking sector, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

In addition, the SEC and applicable Canadian securities regulators regularly pursue various rulemaking efforts, including recently with respect to environmental, social and governance, or ESG, matters. In March 2024, the SEC adopted climate-related disclosure rules but subsequently issued an order implementing a stay of its final rules. A variety of organizations also measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. If additional rules regarding ESG matters are formally adopted or if investors continue to increase their focus on ESG matters, we could incur substantially higher costs in our efforts to comply and cannot be certain that our efforts will be viewed as adequate by regulators or by such investors.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We rely on both internal information technology systems and networks, and those of third-party vendors and contractors, to acquire, transmit, store and otherwise process information in connection with our business activities. Our ability to effectively manage our business depends on the security, reliability and adequacy of our and our third-party contractors’ and vendors’ technology systems. As such, we have implemented an information security program designed to identify, assess, and manage risks from cybersecurity threats.

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

The Audit Committee of our Board of Directors bears the primary responsibility for oversight of cybersecurity risks. The Audit Committee is composed of board members with diverse expertise, including risk management, technology and finance, equipping them to oversee cybersecurity risks effectively. Management’s oversight is performed through an IT Strategy Committee, a subset of executive management including our Chief Financial Officer, or CFO, and Chief Legal Officer, and relevant functional expertise, including our Senior Vice President, Information Systems, or SVP, IS. Our SVP, IS, is the primary member of the IT Steering Committee charged with responsibility for assessing, monitoring and managing our cybersecurity risks. With over 20 years of experience in information technology strategy and operations, his background includes extensive experience as an IT executive at various companies. At least annually, the SVP, IS, and the CFO provide a comprehensive report to the Audit Committee regarding cybersecurity risk assessments, planned enhancements to our cyber security program, and incident reports and remediation, if any.

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

During the fiscal year ended December 31, 2024, we did not experience any material impact to our business, financial position or operations resulting from previously identified cyberattacks or other information security incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material breaches. For a discussion of these risks, see “Item 1A—Risk Factors—Risk Related to Our Business and Industry—Our business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure, or other compromise of our systems and/or information, including information held by a third-party contractor or vendor.”

Item 2. Properties

Our headquarters are located in Burnaby, British Columbia, where we currently occupy approximately 53,023 square feet of office and laboratory space. The term of the lease expires in June 2032. We currently pay an aggregate of approximately $138,154 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $62,561.

We also occupy approximately 17,057 square feet of office space in Needham, Massachusetts. The term of the lease expires in November 2027. We currently pay an aggregate of approximately $69,234 per month in base rent, operating expense and insurance, and the landlord holds a security deposit equal to approximately $187,627.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares have been traded on the Nasdaq Global Market since November 5, 2014 under the symbol “XENE.” On February 24, 2025, the last reported sale price of our common shares was $38.37 per share.

Holders

As of February 24, 2025, there were approximately 72 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Xenon Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2019 through December 31, 2024 in (i) our common shares, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Composite Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

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

Azetukalner Clinical Development

Azetukalner, a novel, highly potent, selective Kv7 potassium channel opener, represents the most advanced, clinically validated potassium channel modulator in late-stage clinical development for the treatment of multiple indications that include epilepsy, including focal onset seizures, or FOS, and primary generalized tonic-clonic seizures, or PGTCS, as well as neuropsychiatric disorders including major depressive disorder, or MDD and bipolar depression, or BPD.

Epilepsy Programs

•
Phase 3 X-TOLE2/3 azetukalner clinical studies in FOS continue to advance, with the first topline data readout anticipated in the second half of 2025.
•
Phase 3 X-ACKT clinical study continues to enroll patients and is intended to support potential regulatory submissions in an additional epilepsy indication of PGTCS.
•
Building upon more than 700+ patient-years of data to date from the ongoing X-TOLE open-label extension, or OLE, study, we continue to generate long-term scientific evidence supporting azetukalner’s compelling efficacy and safety profile, with approximately one in three patients on drug for at least 36 months achieving seizure freedom for a period of one year or longer.

Neuropsychiatric Program

•
X-NOVA2, the first of three planned Phase 3 clinical trials evaluating azetukalner in patients with MDD is currently enrolling patients, and X-NOVA3 is expected to initiate mid-year.
•
We recently announced plans for a Phase 3 BPD program with initiation of the first of two azetukalner clinical studies in bipolar I and bipolar II depression expected by mid-year. Initiation of this program is based on a strong scientific rationale – supported by promising clinical data with azetukalner and the Kv7 mechanism in MDD and preclinical research examining the genetic links between BPD and Kv7 and evidence of Kv7 downregulation in BPD – as well as a large unmet medical need.
•
Patient enrollment in the investigator-sponsored Phase 2 proof-of-concept study of azetukalner in MDD led by Icahn School of Medicine at Mount Sinai is complete, and topline results are anticipated in the first half of 2025.

Early-Stage Pipeline: Next Generation Ion Channel Modulators

We continue to expand our portfolio by leveraging our extensive expertise to discover and develop potassium and sodium channel therapeutics, with the goal of filing multiple INDs, or equivalent, in 2025.

•
IND-enabling work is underway with multiple Kv7 development candidates. Kv7 may have utility in a broad range of therapeutic indications including seizures, pain, and neuropsychiatric disorders, such as MDD and BPD.
•
IND-enabling work is underway with a lead Nav1.7 development candidate. Nav1.7 is an important pain-related target, based on strong human genetic validation, that may represent a new class of medicines without the limitations of opioids.
•
We expect a lead candidate within our Nav1.1 program will enter IND-enabling studies in 2025. Pre-clinical data suggests that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet Syndrome

Partnered Program

•
As part of our ongoing collaboration with Neurocrine Biosciences to develop treatments for epilepsy, NBI-921355, a Nav1.2 and Nav1.6 sodium channel inhibitor in development for the potential treatment for certain types of epilepsy, has progressed into a Phase 1 clinical study in healthy adult participants, triggering an anticipated $7.5 million milestone payment to Xenon.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. We did not recognize any revenue in the years ended December 31, 2024 and 2023, as compared to revenue from collaboration agreements of $9.4 million for the year ended December 31, 2022. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our net losses were $234.3 million, $182.4 million, and $125.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $899.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

We may also generate revenue in the future from payments as a result of license or collaboration agreements for any of our product candidates or intellectual property, such as our license and collaboration agreement with Neurocrine Biosciences, or the Neurocrine Collaboration, described in “Business — Collaborations, Commercial and License Agreements” and “Note 10” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We cannot provide assurance as to the timing of future milestone or royalty payments under the Neurocrine Collaboration, or that we will receive any of these payments at all.

The following table is a summary of revenue recognized for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Recognition of the transaction price	$—	$—	$372
Research and development services	—	—	1,938
Milestone payments	—	—	7,124
Total revenue	$—	$—	$9,434

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

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$210,394	$167,512	$105,767
General and administrative	68,904	46,542	32,810
Total operating expenses	$279,298	$214,054	$138,577

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

Unrealized fair value gain (loss) on trading securities. Trading securities are recorded at fair value. Unrealized fair value gain (loss) on trading securities is related to changes in market pricing on the investments classified as trading securities during the period.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expenses incurred during the reported periods. We base estimates on our historical experience, known trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The items in our financial statements requiring significant estimates and judgments are as follows:

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

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred to our customer for the related goods or services. We generally recognize revenue from non-refundable upfront payments over the estimated term of the performance obligation or period in which the underlying benefit is transferred to our customer. If non-refundable license fees have value to the customer on a standalone basis, separate from the undelivered performance obligations, they are recognized upon delivery. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Consideration in exchange for research and development services performed by us on behalf of the licensee is recognized upon performance of such activities at rates consistent with prevailing market rates. Consideration associated with at-risk substantive performance milestones, including sales-based milestones, is recognized as revenue using the most likely amount method when it is probable that a significant reversal of the cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones, and if necessary, adjust the estimate of the overall transaction price. Sales-based royalties received in connection with licenses of intellectual property are subject to a specific exception in the revenue standards, whereby the consideration is not included in the transaction price and recognized in revenue until the customer’s subsequent sales or usages occur.

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

We grant stock options to employees, consultants, directors and officers pursuant to our equity incentive plans. Compensation expense is recorded using the fair value method. We calculate the fair value of stock options using the Black-Scholes option-pricing model which requires that certain assumptions, including the expected life of the option and expected volatility of the stock, be estimated at the time that the options are granted. The expected volatility is based on the historical volatility of our common shares calculated based on a period of time commensurate with the expected term assumption. The expected term of our stock options has been determined utilizing our available historical data and we recognize forfeitures as they occur. We amortize the fair value of stock options using the straight-line method over the vesting period of the options.

We also grant performance share unit awards (“PSUs”) to certain employees and officers pursuant to our equity incentive plans. The grant date fair value of PSUs is determined based on the closing market price of our common shares. Compensation expense is recognized if the performance condition is considered probable of achievement using our best estimates and is amortized on a straight-line basis over the requisite service period of each separately vesting tranche of the award. Forfeitures are accounted for in the period they occur.

Changes in any of these assumptions may materially affect the fair value of awards granted and the amount of stock-based compensation expense recognized.

Results of Operations

Comparison of Years Ended December 31, 2024, 2023 and 2022

The following table summarizes the results of our operations for the years ended December 31, 2024, 2023 and 2022 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2024 vs. 2023	Change 2023 vs. 2022
	2024	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Revenue	$—	$—	$9,434	$—	$(9,434)
Research and development expenses	210,394	167,512	105,767	42,882	61,745
General and administrative expenses	68,904	46,542	32,810	22,362	13,732
Other:
Interest income	41,943	27,620	8,713	14,323	18,907
Unrealized fair value gain (loss) on trading securities	—	3,550	(2,934)	(3,550)	6,484
Foreign exchange gain (loss)	(1,064)	199	(1,891)	(1,263)	2,090
Loss before income taxes	$(238,419)	$(182,685)	$(125,255)	$(55,734)	$(57,430)

Revenue

We did not recognize any revenue in the years ended December 31, 2024 and 2023, as compared to revenue of $9.4 million for 2022. Revenue recognized in 2022 was related to the Neurocrine Collaboration, including $0.4 million of the overall transaction price, $1.9 million in research and development services, and a $7.1 million milestone.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2024, 2023 and 2022 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2024 vs. 2023	Change 2023 vs. 2022
	2024	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Direct external costs:
Azetukalner	$106,806	$89,303	$37,367	$17,503	$51,936
XEN496	—	5,152	14,765	(5,152)	(9,613)
Pre-clinical and discovery programs	21,546	15,552	12,711	5,994	2,841
Indirect costs:
Personnel-related (including stock-based compensation)	70,810	47,945	33,650	22,865	14,295
Other unallocated expenses	11,232	9,560	7,274	1,672	2,286
Research and development expenses	$210,394	$167,512	$105,767	$42,882	$61,745

Research and development expenses increased by $42.9 million for the year ended December 31, 2024 as compared to 2023. Direct external costs related to azetukalner increased by $17.5 million primarily due to our ongoing Phase 3 epilepsy clinical trials and the initiation of our first Phase 3 MDD clinical trial, manufacturing activities to support current and future clinical trials as well as our potential NDA submission, partially offset by a decrease in costs for our Phase 2 MDD clinical trial which completed in late 2023. The decrease in direct external costs related to XEN496 of $5.2 million is due to our decision in May 2023 to no longer pursue the clinical development of XEN496. Pre-clinical and discovery program costs increased by $6.0 million due to the advancement of multiple potential drug candidates targeting Kv7, Nav1.7 and Nav1.1. Personnel-related costs increased by $22.9 million driven by an increase in headcount to support late-stage development and an increase in stock-based compensation expense due to an increase in the number of options granted at a higher fair value.

Research and development expenses increased by $61.7 million for the year ended December 31, 2023 as compared to 2022. Direct external costs related to azetukalner increased by $51.9 million primarily due to ongoing site initiation and patient enrollment in our Phase 3 epilepsy clinical trials, increase in manufacturing activities to support current and future clinical trials and a potential NDA submission, as well as the completion of our Phase 2 MDD clinical trial. The decrease in direct external costs related to XEN496 of $9.6 million is due to our decision in May 2023 to no longer pursue the clinical development of XEN496. Personnel-related costs increased by $14.3 million driven by an increase in headcount to support late-stage development and an increase in stock-based compensation expense due to an increase in the number of options granted at a higher fair value.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2024, 2023 and 2022 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2024 vs. 2023	Change 2023 vs. 2022
	2024	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$48,247	$32,166	$22,814	$16,081	$9,352
Professional and consulting fees	14,127	8,760	5,189	5,367	3,571
Other	6,530	5,616	4,807	914	809
General and administrative expenses	$68,904	$46,542	$32,810	$22,362	$13,732

General and administrative expenses increased by $22.4 million for the year ended December 31, 2024 as compared to 2023. Personnel-related costs increased by $16.1 million primarily due to higher headcount to support our expanding research and development activities and future potential commercialization as well as an increase in stock-based compensation expense due to an increase in the number of options granted at a higher fair value. Professional and consulting fees increased by $5.4 million primarily associated with legal services in support of our ongoing business operations and pre-commercial activities.

General and administrative expenses increased by $13.7 million for the year ended December 31, 2023 as compared to 2022. Personnel-related costs increased by $9.4 million primarily due to higher headcount to support our expanding research and development activities as well as an increase in stock-based compensation expense due to an increase in the number of options granted at a higher fair value. Professional and consulting fees increased by $3.6 million primarily associated with legal services in support of our ongoing business operations and market research activities.

Other Income

The following table summarizes our other income for the years ended December 31, 2024, 2023 and 2022 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2024 vs. 2023	Change 2023 vs. 2022
	2024	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Interest income	$41,943	$27,620	$8,713	$14,323	$18,907
Unrealized fair value gain (loss) on trading securities	—	3,550	(2,934)	(3,550)	6,484
Foreign exchange gain (loss)	(1,064)	199	(1,891)	(1,263)	2,090
Other income	$40,879	$31,369	$3,888	$9,510	$27,481

Other income increased by $9.5 million for the year ended December 31, 2024 as compared to 2023. Interest income increased by $14.3 million driven by a higher average balance of marketable securities and higher average market yields on investments. The unrealized fair value gain on trading securities decreased by $3.6 million due to the fact that we did not hold any marketable securities classified as trading in 2024.

Other income increased by $27.5 million for the year ended December 31, 2023 as compared to 2022. Interest income increased by $18.9 million driven by a higher balance of marketable securities and an increase in market yields on investments. The unrealized fair value gain on trading securities increased by $6.5 million due to changes in market yields on trading securities, partially offset by a lower balance of trading securities.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through December 31, 2024, we have raised aggregate net cash proceeds of more than $1.4 billion primarily from the issuance of equity securities. As of December 31, 2024, we had cash and cash equivalents and marketable securities of $754.4 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, or the ATM Program, and a new prospectus supplement was filed with the SEC on August 9, 2024, pursuant to which we refreshed the ATM Program and may sell common shares having gross proceeds of up to $350.0 million, from time to time. As of December 31, 2024, an aggregate of 310,000 common shares have been sold for proceeds of $12.1 million, net of commissions and transaction expenses.

Funding Requirements

We have incurred significant operating losses since inception. As of December 31, 2024, we had an accumulated deficit of $899.5 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we prepare for the potential commercial launch of azetukalner; invest significantly to further develop azetukalner for our current and future indications; advance additional product candidates into pre-clinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; manufacture larger quantities of our product candidates of clinical development and potential commercialization; hire additional commercial, clinical, scientific, management and administrative personnel; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Contractual Commitments

In April 2017, we acquired azetukalner from 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to an asset purchase agreement. In August 2020, we and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through December 31, 2024, we have paid $2.0 million based on progress against these milestones. Future potential payments to 1st Order include up to $6.0 million in regulatory milestones. There are no royalty obligations to 1st Order.

We have operating leases for research laboratories and office space in Burnaby, British Columbia and office space in Needham, Massachusetts. The terms of the leases expire in June 2032 and November 2027, respectively. Amounts related to future lease payments for operating lease obligations as of December 31, 2024 totaled $10.2 million, with $1.7 million expected to be paid within the next 12 months.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023(1)	2022(1)
Net cash used in operating activities	$(181,389)	$(151,112)	$(101,028)
Net cash provided by (used in) investing activities	165,000	(111,385)	(293,405)
Net cash provided by financing activities	12,130	353,522	278,471

(1) Amounts have been reclassified as described in Note 2 of our consolidated financial statements.

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities totaled $181.4 million, compared to $151.1 million in 2023. The increase was primarily related to higher research and development and general and administrative expenses, as well as changes in operating assets and liabilities, partially offset by higher interest income.

For the year ended December 31, 2023, net cash used in operating activities totaled $151.1 million, compared to $101.0 million in 2022. The increase was primarily related to higher research and development and general and administrative expenses, and a decrease in revenue recognized, partially offset by higher interest income and changes in operating assets and liabilities.

Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities totaled $165.0 million, compared to net cash used of $111.4 million in 2023. The change was driven primarily by an increase in the redemption of marketable securities, net of purchases. In addition, there was a decrease in the purchases of property, plant and equipment.

For the year ended December 31, 2023, net cash used in investing activities totaled $111.4 million, compared to $293.4 million in 2022. The change was driven primarily by an increase in the redemption of marketable securities, net of purchases. This was partially offset by an increase in the purchases of property, plant and equipment.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities totaled $12.1 million, compared to $353.5 million in 2023. The decrease was primarily related to net proceeds from the issuance of common shares of $12.1 million in 2024 as compared to net proceeds of $353.5 million in 2023 from the issuance of common shares and pre-funded warrants.

For the year ended December 31, 2023, net cash provided by financing activities totaled $353.5 million, compared to $278.5 million in 2022. The increase was primarily related to net proceeds of $353.5 million in 2023 as compared to net proceeds of $277.8 million in 2022 from the issuance of common shares and pre-funded warrants.

Related Party Transactions

For a description of our related party transactions, see “Certain Relationships and Related Transactions, and Director Independence.”

Outstanding Share Data

As of February 24, 2025, we had 76,542,811 common shares issued and outstanding, outstanding pre-funded warrants to purchase an additional 2,173,081 common shares, outstanding stock options to purchase an additional 10,364,025 common shares, outstanding performance share units convertible into 194,000 common shares and an outstanding warrant to purchase an additional 40,000 common shares.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of December 31, 2024, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $685.7 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$98.7 million.

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

Interest rate sensitivity

As of December 31, 2024, we had cash and cash equivalents and marketable securities of $754.4 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $4.0 million decrease in the fair value of our marketable securities as of December 31, 2024. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Item 8. Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Index to Consolidated Financial Statements

Year ended December 31, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Xenon Pharmaceuticals Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Xenon Pharmaceuticals Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Xenon Pharmaceuticals Inc.’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada
February 27, 2025

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$142,712	$148,643
Marketable securities (note 5)	484,193	489,439
Accounts receivable	1,469	874
Prepaid expenses and other current assets	6,890	6,006
	635,264	644,962
Marketable securities, long-term (note 5)	127,496	292,792
Operating lease right-of-use asset, net (note 7)	7,939	9,193
Property, plant and equipment, net (note 6)	10,278	9,653
Deferred tax assets (note 13)	9,666	802
Prepaid expenses, long-term	7,496	7,396
Total assets	$798,139	$964,798

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$34,221	$25,974
Operating lease liability (note 7)	1,369	1,299
	35,590	27,273
Operating lease liability, long-term (note 7)	7,646	9,604
Total liabilities	$43,236	$36,877

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 76,416,086 (December 31, 2023 - 75,370,977) (note 9)	$1,456,836	$1,436,374
Additional paid-in capital	199,149	156,764
Accumulated deficit	(899,470)	(665,140)
Accumulated other comprehensive loss	(1,612)	(77)
Total shareholders' equity	$754,903	$927,921
Total liabilities and shareholders’ equity	$798,139	$964,798

Commitments and contingencies (note 12)
Subsequent event (note 10)

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue (note 10)	$—	$—	$9,434

Operating expenses:
Research and development	210,394	167,512	105,767
General and administrative	68,904	46,542	32,810
	279,298	214,054	138,577
Loss from operations	(279,298)	(214,054)	(129,143)
Other income (expense):
Interest income	41,943	27,620	8,713
Unrealized fair value gain (loss) on trading securities	—	3,550	(2,934)
Foreign exchange gain (loss)	(1,064)	199	(1,891)
	40,879	31,369	3,888
Loss before income taxes	(238,419)	(182,685)	(125,255)
Income tax recovery (expense) (note 13)	4,089	292	(118)
Net loss	(234,330)	(182,393)	(125,373)
Net loss attributable to preferred shareholders	—	—	(437)
Net loss attributable to common shareholders	$(234,330)	$(182,393)	$(124,936)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (note 5)	$(1,535)	$2,923	$(2,010)
Comprehensive loss	$(235,865)	$(179,470)	$(127,383)

Net loss per common share (note 11):
Basic and diluted	$(3.01)	$(2.73)	$(2.06)
Weighted average common shares outstanding (note 11):
Basic and diluted	77,894,643	66,889,005	60,542,142

The accompanying notes are an integral part of these consolidated financial statements.

XENON pharmaceuticals INC.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share amounts)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	1,016,000	$7,732	51,634,752	$783,170	$117,495	$(357,374)	$(990)	$550,033
Net loss for the year	—	—	—	—	—	(125,373)	—	(125,373)
Issuance of common shares and pre-funded warrants, net (note 9a and note 9e)	—	—	9,357,348	268,379	9,387	—	—	277,766
Conversion of preferred shares (note 9d)	(1,016,000)	(7,732)	1,016,000	7,732	—	—	—	—
Stock-based compensation expense (note 9c)	—	—	—	—	20,376	—	—	20,376
Exercise of stock options	—	—	579,601	5,855	(5,150)	—	—	705
Other comprehensive loss	—	—	—	—	—	—	(2,010)	(2,010)
Balance as of December 31, 2022	—	$—	62,587,701	$1,065,136	$142,108	$(482,747)	$(3,000)	$721,497
Net loss for the year	—	—	—	—	—	(182,393)	—	(182,393)
Issuance of common shares and pre-funded warrants, net (note 9a and note 9e)	—	—	10,701,842	330,010	23,477	—	—	353,487
Conversion of pre-funded warrants (note 9e)	—	—	1,700,000	35,913	(35,913)	—	—	—
Stock-based compensation expense (note 9c)	—	—	—	—	32,372	—	—	32,372
Exercise of stock options	—	—	381,434	5,315	(5,280)	—	—	35
Other comprehensive income	—	—	—	—	—	—	2,923	2,923
Balance as of December 31, 2023	—	$—	75,370,977	$1,436,374	$156,764	$(665,140)	$(77)	$927,921
Net loss for the year	—	—	—	—	—	(234,330)	—	(234,330)
Issuance of common shares, net (note 9a)	—	—	310,000	12,083	—	—	—	12,083
Stock-based compensation expense (note 9c)	—	—	—	—	50,717	—	—	50,717
Exercise of stock options	—	—	735,109	8,379	(8,332)	—	—	47
Other comprehensive loss	—	—	—	—	—	—	(1,535)	(1,535)
Balance as of December 31, 2024	—	$—	76,416,086	$1,456,836	$199,149	$(899,470)	$(1,612)	$754,903

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(234,330)	$(182,393)	$(125,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable and accretion of discounts on marketable securities	816	(5,785)	(2,598)
Depreciation of property, plant and equipment	2,560	2,061	1,405
Non-cash operating lease expense	1,254	1,213	819
Deferred income tax recovery	(8,864)	(292)	(44)
Stock-based compensation	50,717	32,372	20,376
Unrealized foreign exchange (gain) loss	745	(640)	2,729
Unrealized fair value (gain) loss on trading securities	—	(3,550)	2,934
Changes in operating assets and liabilities:
Accounts receivable	(614)	130	1,757
Prepaid expenses and other current assets	(984)	1,574	(10,495)
Accounts payable and accrued liabilities	8,531	3,931	8,062
Operating lease liability	(1,220)	267	(600)
Net cash used in operating activities	(181,389)	(151,112)	(101,028)

Investing activities:
Purchases of property, plant and equipment	(3,075)	(5,617)	(2,894)
Purchase of marketable securities	(532,268)	(793,907)	(551,137)
Proceeds from marketable securities	700,343	688,139	260,626
Net cash provided by (used in) investing activities	165,000	(111,385)	(293,405)

Financing activities:
Proceeds from public offerings, net	12,083	353,487	277,766
Proceeds from exercise of stock options	47	35	705
Net cash provided by financing activities	12,130	353,522	278,471
Effect of exchange rate changes on cash and cash equivalents	(1,672)	376	(2,484)
Increase (decrease) in cash and cash equivalents	(5,931)	91,401	(118,446)
Cash and cash equivalents, beginning of year	148,643	57,242	175,688
Cash and cash equivalents, end of year	$142,712	$148,643	$57,242

Supplemental disclosures:
Cash paid for operating lease	$1,672	$1,624	$919
Cash received for lease incentives	—	1,489	—
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	8,305	5,250	4,491
Fair value of pre-funded warrants exercised	—	35,913	—
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	—	—	391
Right-of-use asset obtained in exchange for new operating lease liability	—	—	3,019

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

The Company has incurred significant operating losses since inception. As of December 31, 2024, the Company had an accumulated deficit of $899,470 and a net loss of $234,330 for the year ended December 31, 2024. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

2.
Basis of presentation:

These consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP").

The Company has one wholly-owned subsidiary as of December 31, 2024, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation. Certain information has been reclassified to conform with the financial presentation adopted for the current year.

Correction of prior period error

During the year ended December 31, 2024, the Company identified a presentation error related to the accretion of discounts on marketable securities, which was incorrectly presented within proceeds from marketable securities as part of net cash provided by (used in) investing activities in the consolidated statements of cash flows. As a result, a correction was made to the prior periods to reclassify the amount of accretion of discounts on marketable securities within net cash used in operating activities, resulting in an increase in net cash used in operating activities and a corresponding decrease in net cash used in investing activities for the years ended December 31, 2023 and 2022 of $5,785 and $2,598, respectively, from the previously reported amounts. The Company evaluated the materiality of the presentation error, both quantitatively and qualitatively, and concluded it was not material to the consolidated financial statements for any prior period. These presentation changes had no effect on the previously reported consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of shareholders’ equity.

3.
Significant accounting policies:
(a)
Use of estimates:

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas of estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and the determination of stock-based compensation. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

(b)
Cash and cash equivalents:

Cash equivalents are highly liquid investments that are readily convertible into cash with terms to maturity of three months or less when acquired. Cash equivalents are recorded at cost plus accrued interest, which approximates the fair value.

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

Unrealized fair value gains and losses for marketable securities classified as available-for-sale are recorded through other comprehensive income (loss) in shareholders' equity. When the fair value of an available-for-sale security falls below the amortized cost basis, it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to the consolidated statement of operations with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in the consolidated statement of operations with no corresponding allowance for credit losses. Realized gains and losses and credit losses, if any, on available-for-sale securities are included in interest income, based on the specific identification method. Available-for-sale securities are also adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion included within interest income. Available-for-sale securities with a remaining maturity date greater than one year are classified as non-current assets.

(d)
Intellectual property:

The costs incurred in establishing and maintaining patents for intellectual property developed internally are expensed in the period incurred.

(e)
Property, plant and equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and/or accumulated impairment losses, if any. Repairs and maintenance costs, which do not improve or extend the life of the respective asset, are expensed in the period incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as a component of income or loss for the period.

Property, plant and equipment are amortized over their estimated useful lives using the straight-line method based on the following rates:

Asset	Rate
Research equipment	5 years
Office furniture and equipment	5 years
Computer equipment	3 years
Leasehold improvements	Over the lesser of lease term or estimated useful life

(f)
Impairment of long-lived assets:

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company did not recognize any impairment charges through December 31, 2024.

(g)
Leases:

The Company determines if an arrangement contains a lease at the inception of a contract. The lease classification is determined at lease commencement, which is the date the underlying asset is available for use by the Company. Leases classified as operating leases are recorded as lease liabilities based on the present value of minimum lease payments over the lease term, discounted using the lessor’s rate implicit in the lease or the Company’s incremental borrowing rate, if the lessor’s implicit rate is not readily determinable. The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments. Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset, adjusted for changes in index-based variable lease payments in the period of change. Lease payments on short-term operating leases with lease terms twelve months or less are expensed on a straight-line basis over the lease term. The Company has elected to not separate non-lease elements embedded in its lease agreements.

(h)
Concentration of credit risk:

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the nature and short-term of those instruments. The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis and the level of fair value hierarchy utilized is described in note 4.

(j)
Revenue recognition:

The Company recognizes the amount of revenue to which it expects to be entitled, for the transfer of promised goods or services to customers under a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as a performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

Research and development expenses consist of costs incurred in performing research and development activities, including personnel-related expenses, consisting of salaries, benefits and stock-based compensation for employees engaged in scientific research and development, third-party expenses incurred in connection with the pre-clinical and clinical development of product candidates including under agreements with clinical research organizations, third-party expenses relating to formulation, process development and manufacture of drug substance and drug product for use in pre-clinical testing, clinical trials and potential commercial supply, third-party acquisition, license and collaboration fees, laboratory consumables and certain indirect costs incurred in support of overall research and development activities, including facilities, depreciation and information technology costs. The amount of expenses recognized in a period related to service agreements is based on the work performed using the accrual basis of accounting. Third-party service providers generally provide estimates of proportionate performance to allow the Company to determine an appropriate accrual. When determining the adequacy of an accrual, the Company analyzes progress based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. Prepaid expenses are classified as current or non-current assets based on the expected timing of services.

(l)
Stock-based compensation:

Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, net of actual forfeitures, over the requisite service period with a corresponding increase in additional paid-in capital.

The Company grants stock options to employees, consultants, directors and officers pursuant to equity incentive plans described in note 9c. Stock-based compensation expense for stock options is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award. Any consideration received on exercise of stock options is credited to share capital.

The Company grants performance share units (“PSUs”) to certain employees and officers pursuant to equity incentive plans described in note 9c. PSUs vest upon the achievement of certain predefined company-specific performance-based criteria. PSUs are measured at the closing market price of the Company’s common shares on the date of grant. Stock-based compensation expense for PSUs is amortized on a straight-line basis over the requisite service period of each separately vesting tranche of the award once it is probable that the performance condition will be achieved.

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

(n)
Income taxes:

Deferred income taxes are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective tax bases, net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured at enacted rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in the consolidated statement of operations and comprehensive income (loss) in the period that includes the enactment date. A valuation allowance is provided when realization of deferred income tax assets does not meet the more-likely-than-not criterion for recognition.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position as well as consideration of the available facts and circumstances. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The interest accrued related to unrecognized tax benefits and penalties is recognized as income tax expense.

(o)
Net income (loss) per common share:

Basic net income (loss) per common share is calculated using the two-class method required for participating securities. Undistributed earnings (losses) are allocated to common shares and participating securities based on the weighted average shares of each class outstanding during the period.

The treasury stock method is used to compute the dilutive effect of the Company’s stock options, PSUs and warrants. Under this method, the incremental number of common shares used in computing diluted net income (loss) per common share is the difference between the number of common shares assumed issued and purchased using assumed proceeds.

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

(p)
Segment and geographic information:

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment discovering and developing a portfolio of treatments in neurological and psychiatric disorders.

(q)
Recently adopted accounting pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments on an interim and annual basis. The Company adopted this ASU in the fourth quarter of 2024 retrospectively to all prior periods presented in the consolidated financial statements. While the Company continues to operate as a single reportable segment, additional disclosures have been incorporated in note 14.

(r)
Accounting pronouncements not yet adopted:

Accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

4.
Fair value of financial instruments:

The level of the fair value hierarchy utilized to determine the fair value of cash and cash equivalents and marketable securities consisted of the following:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market fund	$142,712	$—	$—	$142,712	$148,643	$—	$—	$148,643
Marketable securities
Guaranteed investment certificates	16,147	—	—	16,147	7,684	—	—	7,684
U.S. treasuries	130,948	—	—	130,948	252,982	—	—	252,982
U.S. government securities	—	—	—	—	—	97,912	—	97,912
Commercial paper	—	66,905	—	66,905	—	119,108	—	119,108
Corporate debt securities	—	397,689	—	397,689	—	304,545	—	304,545
Total	$289,807	$464,594	$—	$754,401	$409,309	$521,565	$—	$930,874

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

As of December 31, 2024 and December 31, 2023, the Company does not hold any securities classified as Level 3 and there were no securities transferred between Level 1 and 2.

5.
Marketable securities:

As of December 31, 2024, the Company had $611,689 of available-for-sale securities (December 31, 2023 – trading securities of $13,867 and available-for-sale-securities of $768,364, respectively). Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive loss and fair value of available-for-sale securities consisted of the following:

	December 31, 2024			December 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$17,122	$(975)	$16,147	$7,549	$135	$7,684
U.S. treasuries	72,989	147	73,136	192,193	(249)	191,944
U.S. government securities	—	—	—	98,092	(180)	97,912
Commercial paper	66,808	97	66,905	119,041	67	119,108
Corporate debt securities	327,448	557	328,005	58,824	100	58,924
Contractual maturity of 1 to 3 years:
U.S. treasuries	58,218	(406)	57,812	53,294	243	53,537
Corporate debt securities	69,726	(42)	69,684	238,458	797	239,255
Total	$612,311	$(622)	$611,689	$767,451	$913	$768,364

Allowance for credit losses or impairment on these marketable securities have not been recognized as these securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is primarily due to changes in interest rates.

6.
Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2024	2023
Research equipment	$11,631	$9,111
Office furniture and equipment	1,285	1,285
Computer equipment	1,463	1,489
Leasehold improvements	9,363	9,019
Less: accumulated depreciation and amortization	(13,464)	(11,251)
Net book value	$10,278	$9,653

7.
Leases:

The Company has an operating lease for research laboratories and office space in Burnaby, British Columbia which expires on June 30, 2032, and two renewal options for 5-years each which were not considered in the determination of the right-of-use asset and lease liability. The Company has an additional operating lease for office space in Needham, Massachusetts (“Needham Lease”), which commenced in October 2022. The Needham Lease is for a 62-month term and an option to terminate one year prior to the expiry date, which was not considered in the determination of the right-of-use asset and lease liability.

The cost components of the operating leases were as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Lease cost
Operating lease expense	$1,646	$1,645	$1,126
Variable lease expense(1)	826	787	774
Lease term and discount rate
Weighted average remaining lease term (years)	6.4	7.3	8.1
Weighted average discount rate	3.8%	3.9%	4.0%
(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of December 31, 2024 were as follows:

Year ending December 31:
2025	$1,690
2026	1,755
2027	1,739
2028	1,037
2029	1,085
2030 and thereafter	2,861
Total future minimum lease payments	$10,167
Less: imputed interest	(1,152)
Present value of lease liabilities	$9,015

8.
Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2024	2023
Accounts payable	$5,070	$8,598
Accrued liabilities
Employee compensation, benefits, and related accruals	9,928	7,425
Research and development	12,061	8,824
Income and other taxes	5,686	347
Professional fees	762	780
Other	714	-
Total	$34,221	$25,974

9.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated pursuant to which the Company may sell common shares from time to time (the “ATM Program”). In September 2023, pursuant to a prospectus supplement filed in March 2022 (“March 2022 Prospectus”), the Company sold an aggregate of 855,685 common shares for proceeds of $29,508, net of commissions and transaction expenses. In August 2024, a new prospectus supplement was filed replacing the March 2022 Prospectus, pursuant to which the Company refreshed the ATM Program and may sell common shares having gross proceeds of up to $350,000, from time to time. As of December 31, 2024, the Company has sold an aggregate of 310,000 common shares for proceeds of $12,083, net of commissions and transaction expenses under the ATM Program.

In January 2022, in connection with the License and Collaboration Agreement with Neurocrine Biosciences entered in December 2019 and amended in January 2021 (the “Neurocrine Collaboration Agreement”), the Company executed a Share Purchase Agreement (“SPA”) pursuant to which the Company issued 258,986 common shares for an aggregate purchase price of $8,250, or $31.855 per common share, which represents a premium of $374 when compared to the fair value of common shares on the date of issuance. The SPA contain certain other customary terms and conditions, including mutual representations, warranties and covenants. For additional information regarding the Neurocrine Collaboration Agreement, refer to note 10.

In June 2022, the Company completed an underwritten public offering of 9,098,362 common shares, including 1,229,508 shares sold upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $30.50 per common share and pre-funded warrants to purchase 327,868 common shares at $30.4999 per pre-funded warrant (note 9e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in June 2022, and the Company received proceeds of $269,890, net of underwriting discounts, commissions and offering expenses.

In November 2023, the Company completed an underwritten public offering of 9,846,157 common shares, including 1,384,615 shares sold upon the full exercise of the underwriters' over-allotment option, at a public offering price of $32.50 per common share and pre-funded warrants to purchase 769,230 common shares at $32.4999 per pre-funded warrant (note 9e), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in December 2023, and the Company received proceeds of $323,979, net of underwriting discounts, commissions and offering expenses.

(b)
Authorized share capital:

The Company’s authorized share capital consists of an unlimited number of common and preferred shares without par value.

(c)
Stock-based compensation:

The Company has two equity incentive plans: (i) the 2014 Equity Incentive Plan which was amended and restated in June 2020, June 2022 and June 2024 (the “Amended and Restated 2014 Plan”), and (ii) the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”).

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

The shareholders of the Company approved the Amended and Restated 2014 Plan amended in June 2020, June 2022 and June 2024, amending certain provisions of the Company’s 2014 Plan. The Amended and Restated 2014 Plan permits the grant of stock-based compensation awards to directors, officers, employees and consultants of the Company and the issuance of restricted shares, restricted share units, share appreciation rights and PSUs. Under the Amended and Restated 2014 Plan, options granted generally vest on a graduated basis over a four-year periods. The exercise price of the options is determined by the board of directors but must at least be equal to the fair market value of the common shares on the date of grant. Options may be exercised over a maximum term of ten years. The vesting conditions, vesting period and expiry terms of the PSUs are determined by the board of directors. As of December 31, 2024, a total of 5,882,842 common shares remain available for issuance pursuant to the Amended and Restated 2014 Plan. Of this total, the number of common shares that can be issued through restricted share awards, restricted share unit awards, or performance share awards is limited to the aggregate of 1,000,000 common shares.

The following table presents the components and classification of stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense by award type:
Stock options	$48,384	$32,372	$20,376
PSUs	2,333	—	—
	$50,717	$32,372	$20,376
Stock-based compensation expense in operating expenses:
Research and development	$22,088	$13,067	$7,766
General and administrative	28,629	19,305	12,610
	$50,717	$32,372	$20,376

Stock options

The following table presents the summary of stock option activity for the period:

	Number of	Weighted Average Exercise	Aggregate
	Options	Price ($)(1)	Intrinsic Value
Outstanding, December 31, 2021	5,638,232	12.55	105,405
Granted	2,315,645	30.90
Exercised(1)	(780,725)	9.47	19,651
Forfeited, cancelled or expired	(55,370)	24.50
Outstanding, December 31, 2022	7,117,782	18.75	147,214
Granted	2,542,473	35.29
Exercised(1)	(587,536)	13.58	14,526
Forfeited, cancelled or expired	(178,217)	31.49
Outstanding, December 31, 2023	8,894,502	23.56	200,122
Granted	3,062,819	42.93
Exercised(1)	(1,040,136)	12.43	30,416
Forfeited, cancelled or expired	(207,896)	38.18
Outstanding, December 31, 2024	10,709,289	29.90	111,202
Exercisable, December 31, 2024	5,927,638	22.30	100,214

(1)
During the year ended December 31, 2024, 5,144 (2023 – 4,320 and 2022 – 68,930) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 729,965 (2023 – 377,114 and 2022 – 510,671) common shares for the cashless exercise of 1,034,992 (2023 – 583,216 and 2022 – 711,795) stock options.

At December 31, 2024, stock options outstanding and exercisable had a weighted average remaining contractual life of 7.28 years and 6.21 years, respectively.

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

The weighted average option pricing assumptions are as follows:

	Year Ended December 31,
	2024	2023	2022
Average risk-free interest rate	4.05%	3.93%	2.39%
Expected volatility	66%	69%	70%
Average expected term (in years)	5.75	5.94	6.16
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value of stock options granted	$26.48	$22.52	$19.78

A summary of the Company’s unvested stock option activity and related information for the year ended December 31, 2024 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value ($)
Unvested, January 1, 2024	4,105,324	20.53
Granted	3,062,819	26.48
Vested	(2,178,816)	19.91
Forfeited or cancelled	(207,676)	22.04
Unvested, December 31, 2024	4,781,651	24.56

The aggregate fair value of options vested during the year ended December 31, 2024 was $43,375 (2023 – $29,233 and 2022 – $13,752).

As of December 31, 2024, the unrecognized stock-based compensation expense related to the unvested stock options was $99,779 which is expected to be recognized over a weighted average period of 2.64 years.

Performance share units

During the year ended December 31, 2024, the Company granted 210,000 PSUs to officers and certain employees with a weighted average grant date fair value of $43.90 per unit. PSUs vest upon the achievement of certain predefined company-specific performance-based criteria on or before December 31, 2027, subject to continued employment to each performance objective achievement date. No PSUs vested during the year ended December 31, 2024.

As of December 31, 2024, the unrecognized stock-based compensation expense related to the unvested PSUs that is probable to be achieved was $2,267. The recognition of this expense is subject to the achievement of the performance-based criteria, which are reassessed at each reporting date. There is $4,609 of unrecognized stock-based compensation expense related to the PSUs that is not probable to be achieved.

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

(e)
Pre-funded warrants:

The following table summarizes the pre-funded warrants activity for the years ended December 31, 2024, 2023, and 2022:

Number of Pre-funded
warrants outstanding
Outstanding, December 31, 2021	2,775,996
Issued	327,868
Exercised	—
Outstanding, December 31, 2022	3,103,864
Issued	769,230
Exercised(1)	(1,700,013)
Outstanding, December 31, 2023	2,173,081
Issued	—
Exercised	—
Outstanding, December 31, 2024	2,173,081
(1)
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

Since the pre-funded warrants meet the condition for equity classification, proceeds from issuances of the pre-funded warrants for the year ended December 31, 2023, of $23,477 (2022 – $9,387), net of underwriting discounts, commissions and offering expenses, are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from the holder are recorded in common shares. Pre-funded warrants to purchase 2,173,081 (2023 – 2,173,081 and 2022 – 3,103,864) common shares are not included in the number of issued and outstanding common shares as of December 31, 2024.

(f)
Warrant:

In August 2018, a warrant to purchase 40,000 (2023 – 40,000) common shares at a price per common share of $9.79 was issued. The warrant is immediately exercisable, contains a cashless exercise provision and expires in August 2028.

10.
Collaboration agreements:

Neurocrine Biosciences license and collaboration agreement

Revenue was as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Recognition of the transaction price	$—	$—	$372
Research and development services	—	—	1,938
Milestone payments	—	—	7,124
Total revenue	$—	$—	$9,434

In December 2019, the Company entered into the Neurocrine Collaboration Agreement with Neurocrine Biosciences granting the Company an exclusive license to NBI-921352 (formerly XEN901) and certain pre-clinical compounds for development (the “DTCs”). The agreement also includes a two-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors (“Research Compounds”). The Company and Neurocrine Biosciences collaborated on the conduct of two collaboration programs: (a) a joint research collaboration to discover, identify and preclinically develop Research Compounds (the “Research Program”), which was completed in June 2022, and (b) a collaborative development program for NBI-921352 and two DTCs selected by the joint steering committee. Under the arrangement, the Company was entitled to funding for certain full-time equivalent and external costs incurred by the Company for the research and development services requested by Neurocrine Biosciences, and these services were priced at estimated fair value.

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

The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of December 31, 2024.

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

In February 2025, NBI-921355, a Nav1.2 and Nav1.6 sodium channel inhibitor in development for the potential treatment for certain types of epilepsy, has progressed into a Phase 1 clinical study in healthy adult participants, triggering an anticipated $7,500 milestone payment to the Company.

11.
Net loss per common share:

The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(234,330)	$(182,393)	$(125,373)
Net loss attributable to preferred shareholders	-	-	(437)
Net loss attributable to common shareholders	$(234,330)	$(182,393)	$(124,936)
Denominator:
Common shares (weighted average)	75,721,562	64,739,678	57,599,510
Pre-funded warrants (weighted average)	2,173,081	2,149,327	2,942,632
Weighted average common shares outstanding – basic and diluted	77,894,643	66,889,005	60,542,142
Net loss per common share – basic and diluted	$(3.01)	$(2.73)	$(2.06)

The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration (note 9e).

The Company reported net losses for each of the years ended December 31, 2024, 2023 and 2022, and therefore excluded all potentially dilutive outstanding securities from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect.

12.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through December 31, 2024, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

13.
Income taxes:

Loss before income taxes for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Canada	$(243,410)	$(174,491)	$(121,335)
United States	4,991	(8,194)	(3,920)
Loss before income taxes	$(238,419)	$(182,685)	$(125,255)

The income tax recovery (expense) is allocated as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Canada	$—	$—	$—
United States	(4,775)	—	(162)
	(4,775)	—	(162)
Deferred:
Canada	—	—	—
United States	8,864	292	44
	8,864	292	44
Income tax recovery (expense)	$4,089	$292	$(118)

The Company’s wholly-owned subsidiary, Xenon Pharmaceuticals USA Inc., generates taxable income due to an intercompany service agreement with the Company. All current tax expense and deferred income tax recovery recognized for the years ended December 31, 2024, 2023 and 2022 were attributable to the United States. For the year ended December 31, 2024, the deferred income tax recovery recorded by Xenon Pharmaceuticals USA Inc. is related to the re-assessment of the realizability of its deferred tax assets.

A reconciliation of the expected Canadian statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Tax at statutory income tax rate	27.00%	27.00%	27.00%
Change in valuation allowance	(22.0%)	(24.0%)	(24.5%)
Research and development and other credits	1.3%	1.6%	2.5%
Tax attributes expired/utilized	(1.1%)	(0.8%)	(1.2%)
Stock-based compensation	(3.4%)	(3.2%)	(2.6%)
Other non-deductible expenses	(0.4%)	(0.3%)	(0.2%)
Other	0.3%	(0.1%)	(1.1%)
Effective income tax rate	1.7%	0.2%	(0.1%)

Deferred income tax assets and liabilities result from the temporary differences between the carrying amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2024	2023
Deferred income tax assets:
Research and development tax credits	$42,830	$38,590
Investment tax credits	29,818	30,695
Non-capital losses	173,352	119,765
Depreciable assets	13,269	10,311
Deferred financing fees	6,967	10,831
Stock-based compensation	8,380	3,832
Operating lease liability	2,299	2,779
Other	1,704	852
Total deferred income tax assets	278,619	217,655

Deferred income tax liability:
Operating lease right-of-use asset	(2,097)	(2,411)

Less - valuation allowance	(266,856)	(214,442)
Net deferred income tax assets	$9,666	$802

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly. A full valuation allowance continues to be applied against deferred income tax assets in Canada as the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Deferred income tax assets recorded on the consolidated balance sheets as of December 31, 2024 and 2023, result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes, net of valuation allowance, related to the operations of Xenon Pharmaceuticals USA Inc.

At December 31, 2024, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $158,629 (2023 – $142,925) with no expiry.

At December 31, 2024, the Company has $29,284 (2023 – $29,074) of investment tax credits available to offset federal taxes payable and $8,518 (2023 – $8,099) of provincial tax credits available to offset provincial taxes payable in the future.

At December 31, 2024, the Company has non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $642,043 (2023 – $422,822).

The investment tax credits and loss carry forwards expire over various years to 2045.

At December 31, 2024, the total amount of the Company’s unrecognized tax benefits of uncertain tax positions were $10,850 (2023 – $10,850). If recognized in future periods, the unrecognized tax benefits would not affect the Company’s effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the income tax provision. Interest and penalties on the unrecognized tax benefits have not been accrued at December 31, 2024 and 2023 as none would be owing due to the availability of non-capital losses to shelter any potential taxable income arising thereon. The Company does not currently expect any significant increases or decreases to these unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2004 to 2023 remain subject to examinations in Canada and the United States.

14.
Segment disclosure:

The Company operates as a single reportable segment dedicated to discovering, developing, and delivering life-changing ion channel therapeutics for patients in need. The Company has no products approved for sale and has not generated any revenue from product sales. The Company’s Chief Executive Officer acts as the CODM and manages the Company’s operations on a consolidated basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The CODM evaluates the Company’s performance and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. The CODM uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets, with a majority of these assets located in the United States.

The following table presents information about reported segment revenues, significant segment expenses, and segment loss:

	Year Ended December 31,
	2024	2023	2022
Revenue	$—	$—	$9,434

Less:
Direct external research and development costs
Azetukalner	106,806	89,303	37,367
XEN 496	—	5,152	14,765
Pre-clinical, discovery and other programs	21,546	15,552	12,711
Personnel-related expenses	68,340	47,739	36,088
Stock-based compensation	50,717	32,372	20,376
Other research and development costs	11,232	9,560	7,274
Other general and administrative costs	20,657	14,376	9,996
Interest income	(41,943)	(27,620)	(8,713)
Other segment items(1)	(3,025)	(4,041)	4,943
Net loss	(234,330)	(182,393)	(125,373)
(1)
Other segment items include foreign exchange gain (loss), unrealized fair value gain (loss) on trading securities, and income tax recovery (expense).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of Independent Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have a written code of conduct that applies to all of our directors, officers and employees. A copy of the most up-to-date version of our code of conduct is available within the “Investors” section on our company website located at http://www.xenon-pharma.com and on SEDAR+ at www.sedarplus.ca. We will post amendments to our code of conduct or waivers of the same for directors and executive officers on the “Investors” section on our website located at https://www.xenon-pharma.com.

During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Item 408 of Regulation S-K.

Adoption of 2025 Inducement Plan

On February 27, 2025, the Board of Directors of the Company approved the 2025 Inducement Equity Incentive Plan (the "2025 Inducement Plan"). Pursuant to the terms of the 2025 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock units, restricted stock, and performance awards as an inducement material to individuals being hired, or rehired following a bona fide period of interruption of employment, as an employee of the Company or any of its subsidiaries. The Company has reserved 775,000 common shares for issuance under the 2025 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the 2025 Inducement Plan by its shareholders.

The foregoing is a brief description of the material terms of the 2025 Inducement Plan and is qualified in its entirety by reference to the full text of the 2025 Inducement Plan filed as an exhibit to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K, including discussion of our Insider Trading Policy under the heading "Insider Trading Policies," is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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

(a)(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits — The exhibits listed in the table below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Warrant to Purchase Shares, dated August 3, 2018, by and between Xenon Pharmaceuticals Inc. and Silicon Valley Bank.	8-K	001-36687	4.1	August 7, 2018

4.3	Description of Securities.

4.4	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	October 6, 2021

4.5	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	June 23, 2022

4.6	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	November 30, 2023

10.1#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.2#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 2, 2022

10.3#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 5, 2024

10.4#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.5†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.	10-Q	001-36687	10.2	August 3, 2017

10.6	Milestone and Royalty Buy-Out Agreement, dated September 7, 2018, by and among Xenon Pharmaceuticals Inc., Valeant Pharmaceuticals Ireland Limited and Valeant Pharmaceuticals Luxembourg S.a.r.l.	8-K	001-36687	10.1	September 11, 2018

10.7#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Robin Sherrington.	10-K	001-36687	10.1	March 9, 2020

10.8#	Employment Agreement, dated July 14, 2020, by and between the Company and Christopher Von Seggern.	10-Q	001-36687	10.3	November 5, 2020

10.9#	Employment Agreement, dated January 13, 2021, by and between the Company and Ian Mortimer.	8-K	001-36687	10.2	January 14, 2021

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.10#	Employment Agreement, dated January 13, 2021, by and between the Company and Sherry Aulin.	8-K	001-36687	10.4	January 14, 2021

10.11#	Employment Agreement, dated August 18, 2021, by and between the Company and Christopher Kenney.	10-Q	001-36687	10.3	November 10, 2021

10.12#	2019 Inducement Equity Incentive Plan and related form of share option agreement.	8-K	001-36687	10.1	September 10, 2019

10.13††	License and Collaboration Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	December 2, 2019

10.14	Share Purchase Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.2	December 2, 2019

10.15††	Amendment No. 1 to Asset Purchase Agreement, dated August 4, 2020, by and between the Company and 1st Order Pharmaceuticals Inc.	10-Q	001-36687	10.2	August 6, 2020

10.16	At-the-Market Equity Offering Sales Agreement dated as of August 6, 2020, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	August 6, 2020

10.17	Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated March 1, 2022, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	March 1, 2022

10.18††	Amendment #1, dated January 13, 2021, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 14, 2021

10.19	Share Purchase Agreement, dated as of September 8, 2021, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	September 8, 2021

10.20	Lease Agreement, effective November 24, 2021, by and between the Company and Redstone Enterprises Ltd.	8-K	001-36687	10.1	December 1, 2021

10.21	Share Purchase Agreement, dated as of January 11, 2022, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 12, 2022

10.22††	Amendment #2, dated February 25, 2022, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	10-K	001-36687	10.30	March 1, 2022

10.23††	Consent to Alterations and Lease Modification Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective May 19, 2022.	10-Q	001-36687	10.1	August 9, 2022

10.24#	Employment Agreement, dated November 4, 2022, by and between the Company and Andrea DiFabio.	10-Q	001-36687	10.1	November 8, 2022

10.25#	Executive Incentive Compensation Plan.	8-K	001-36687	10.1	March 14, 2023

10.26	Consent to Alterations Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective March 27, 2023.	10-Q	001-36687	10.1	August 9, 2023

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.27	Consent to Alterations Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective August 16, 2023.	10-K	001-36687	10.27	February 29, 2024

10.28#	Employment Agreement, dated December 15, 2023, by and between the Company and James Empfield.	10-K	001-36687	10.28	February 29, 2024

10.29	Form of Performance Share Award Agreement	10-Q	001-36687	10.1	May 9, 2024

10.30#	Letter Agreement, dated January 15, 2025, by and between the Company and Christopher Von Seggern.

10.31#	Consulting Agreement, dated January 17, 2025, by and between the Company and Christopher Von Seggern.

10.32#	2025 Inducement Equity Incentive Plan and related form agreements.

10.33#	Post-Employment Consulting Agreement, dated February 27, 2025, by and between the Company and Sherry Aulin.

19	Insider Trading Policy.

21.1	List of Subsidiaries of the Company.	10-K	001-36687	21.1	March 8, 2017

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

97	Clawback Policy, effective as of October 2, 2023.	10-K	001-36687	97	February 29, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: February 27, 2025	XENON PHARMACEUTICALS INC.
	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Dawn Svoronos, Ian Mortimer and Sherry Aulin, and each of them severally, as his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (including his or her capacity as a director and/or officer of Xenon Pharmaceuticals Inc.) to sign any and all amendments and supplements to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Mortimer Ian Mortimer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
/s/ Sherry Aulin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Sherry Aulin
/s/ Dawn Svoronos	Chair of the Board of Directors	February 27, 2025
Dawn Svoronos
/s/ Gillian Cannon	Director	February 27, 2025
Gillian Cannon
/s/ Steven Gannon	Director	February 27, 2025
Steven Gannon
/s/ Elizabeth Garofalo	Director	February 27, 2025
Elizabeth Garofalo
/s/ Justin Gover	Director	February 27, 2025
Justin Gover
/s/ Patrick Machado	Director	February 27, 2025
Patrick Machado
/s/ Gary Patou	Director	February 27, 2025
Gary Patou