Form 10-Q
period 2025-03-31
Xenon Pharmaceuticals Inc.
filed 2025-05-12
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the registrant had 76,733,599 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$116,657	$142,712
Marketable securities (note 5)	432,972	484,193
Accounts and other receivable	8,649	1,469
Prepaid expenses and other current assets	7,259	6,890
	565,537	635,264
Marketable securities, long-term (note 5)	141,498	127,496
Operating lease right-of-use asset, net (note 6)	7,617	7,939
Property, plant and equipment, net	9,696	10,278
Deferred tax assets	10,879	9,666
Prepaid expenses, long-term	8,053	7,496
Total assets	$743,280	$798,139

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$30,648	$34,221
Operating lease liability (note 6)	1,382	1,369
	32,030	35,590
Operating lease liability, long-term (note 6)	7,293	7,646
Total liabilities	$39,323	$43,236

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 76,586,359 (December 31, 2024 - 76,416,086) (note 8)	$1,460,850	$1,456,836
Additional paid-in capital	208,460	199,149
Accumulated deficit	(964,517)	(899,470)
Accumulated other comprehensive loss	(836)	(1,612)
Total shareholders’ equity	$703,957	$754,903
Total liabilities and shareholders’ equity	$743,280	$798,139

Commitments and contingencies (note 11)

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue (note 9)	$7,500	$—

Operating expenses:
Research and development	61,200	44,250
General and administrative	19,038	14,791
	80,238	59,041
Loss from operations	(72,738)	(59,041)
Other income:
Interest income	8,083	11,355
Foreign exchange gain	35	167
	8,118	11,522
Loss before income taxes	(64,620)	(47,519)
Income tax expense	(427)	(412)
Net loss	$(65,047)	$(47,931)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (note 5)	776	(1,692)
Comprehensive loss	$(64,271)	$(49,623)

Net loss per common share (note 10):
Basic and diluted	$(0.83)	$(0.62)
Weighted-average common shares outstanding (note 10):
Basic and diluted	78,687,503	77,594,599

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2023	75,370,977	$1,436,374	$156,764	$(665,140)	$(77)	$927,921
Net loss for the period	—	—	—	(47,931)	—	(47,931)
Stock-based compensation expense	—	—	9,400	—	—	9,400
Issuance of common shares pursuant to equity incentive plans	88,704	2,587	(2,587)	—	—	—
Other comprehensive loss	—	—	—	—	(1,692)	(1,692)
Balance as of March 31, 2024	75,459,681	$1,438,961	$163,577	$(713,071)	$(1,769)	$887,698

Balance as of December 31, 2024	76,416,086	$1,456,836	$199,149	$(899,470)	$(1,612)	$754,903
Net loss for the period	—	—	—	(65,047)	—	(65,047)
Stock-based compensation expense	—	—	12,174	—	—	12,174
Issuance of common shares pursuant to equity incentive plans	170,273	4,014	(2,863)	—	—	1,151
Other comprehensive income	—	—	—	—	776	776
Balance as of March 31, 2025	76,586,359	$1,460,850	$208,460	$(964,517)	$(836)	$703,957

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(65,047)	$(47,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable and accretion of discounts on marketable securities	2,947	(3,009)
Depreciation of property plant and equipment	659	586
Non-cash operating lease expense	322	309
Deferred income tax expense (recovery)	(1,213)	403
Stock-based compensation expense	12,174	9,400
Unrealized foreign exchange loss	182	4
Realized loss on marketable securities	518	—
Changes in operating assets and liabilities:
Accounts and other receivable	(7,178)	38
Prepaid expenses and other current assets	(926)	(673)
Accounts payable and accrued liabilities	(3,783)	(5,018)
Operating lease liability	(307)	(296)
Net cash used in operating activities	(61,652)	(46,187)

Investing activities:
Purchases of property, plant and equipment	(43)	(188)
Purchases of marketable securities	(131,239)	(176,848)
Proceeds from marketable securities	165,792	133,843
Net cash provided by (used in) investing activities	34,510	(43,193)

Financing activities:
Proceeds from exercise of stock options	1,151	—
Net cash provided by financing activities	1,151	—

Effect of exchange rate changes on cash and cash equivalents	(64)	(367)
Decrease in cash and cash equivalents	(26,055)	(89,747)
Cash and cash equivalents, beginning of period	142,712	148,643
Cash and cash equivalents, end of period	$116,657	$58,896

Supplemental disclosure:
Cash paid for operating lease	$420	$411
Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	2,085	2,587

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.
Nature of the business:

Xenon Pharmaceuticals Inc. (the “Company”), incorporated in 1996 under the predecessor to the Business Corporations Act (British Columbia) and continued federally in 2000 under the Canada Business Corporations Act, is a neuroscience-focused biopharmaceutical company dedicated to discovering, developing, and delivering life-changing therapeutics for patients in need.

The Company has incurred significant operating losses since inception. As of March 31, 2025, the Company had an accumulated deficit of $964,517 and a net loss of $65,047 for the three months ended March 31, 2025. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $691,127. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects the cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next 12 months from the issuance of the financial statements.

2.
Basis of presentation:

These unaudited interim condensed consolidated financial statements are presented in U.S. dollars and include the accounts of the Company and its wholly-owned subsidiary, Xenon Pharmaceuticals USA Inc., a Delaware corporation. All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Certain information has been reclassified to conform with the financial presentation adopted for the current year. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on February 27, 2025.

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2024 Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the policy described in note 3 below.

Correction of prior period error

During the year ended December 31, 2024, the Company identified a presentation error related to the accretion of discounts on marketable securities, which was incorrectly presented within proceeds from marketable securities as part of net cash provided by (used in) investing activities in the consolidated statements of cash flows. As a result, a correction was made to the prior period to reclassify the amount of accretion of discounts on marketable securities within net cash used in operating activities, resulting in an increase in net cash used in operating activities and a corresponding decrease in net cash used in investing activities for the three months ended March 31, 2024 of $3,009 from the previously reported amount. The Company evaluated the materiality of the presentation error, both quantitatively and qualitatively, and concluded it was not material to the consolidated financial statements for the prior period. These presentation changes had no effect on the previously reported consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of shareholders’ equity.

3.
Significant accounting policies:
(a)
Stock-based compensation:

The Company grants restricted share unit awards (“RSUs”) to employees, directors and officers. RSUs are measured at the closing market price of the Company’s common shares on the date of grant. Stock-based compensation expense for RSUs is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

(b)
Recent accounting pronouncements:

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact related to the adoption of ASU 2023-09 on its financial statement disclosures.

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

The Company’s cash and cash equivalents and marketable securities are measured at fair value on a recurring basis. The level of the fair value hierarchy utilized to determine such fair values consisted of the following:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash and money market funds	$116,657	$—	$—	$116,657	$142,712	$—	$—	$142,712
Marketable securities
Guaranteed investment certificates	15,896	—	—	15,896	16,147	—	—	16,147
U.S. treasuries	137,002	—	—	137,002	130,948	—	—	130,948
Commercial paper	—	37,970	—	37,970	—	66,905	—	66,905
Corporate debt securities	—	383,602	—	383,602	—	397,689	—	397,689
Total	$269,555	$421,572	$—	$691,127	$289,807	$464,594	$—	$754,401

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

As of March 31, 2025 and December 31, 2024, the Company did not hold any securities classified as Level 3 and there were no securities transferred between Level 1 and Level 2.

5.
Marketable securities:

Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive loss and fair value of available-for-sale securities consisted of the following:

	March 31, 2025			December 31, 2024
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$16,426	$(530)	$15,896	$17,122	$(975)	$16,147
U.S. treasuries	78,204	110	78,314	72,989	147	73,136
Commercial paper	37,922	48	37,970	66,808	97	66,905
Corporate debt securities	300,483	309	300,792	327,448	557	328,005
Contractual maturity of 1 to 3 years:
U.S. treasuries	58,675	13	58,688	58,218	(406)	57,812
Corporate debt securities	82,606	204	82,810	69,726	(42)	69,684
Total	$574,316	$154	$574,470	$612,311	$(622)	$611,689

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

The cost components of the operating leases were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Lease Cost
Operating lease expense	$408	$412
Variable lease expense(1)	200	208
Lease Term and Discount Rate
Weighted average remaining lease term (years)	6.2	7.1
Weighted average discount rate	3.8%	3.9%

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of March 31, 2025 were as follows:

Year ending December 31:
2025	$1,270
2026	1,754
2027	1,739
2028	1,036
2029	1,084
2030 and thereafter	2,858
Total future minimum lease payments	$9,741
Less: imputed interest	(1,066)
Present value of lease liabilities	$8,675

7.
Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$6,882	$5,070
Accrued liabilities
Employee compensation, benefits, and related accruals	5,047	9,928
Research and development	10,142	12,061
Income and other taxes	6,559	5,686
Professional fees	1,568	762
Other	450	714
Total	$30,648	$34,221

8.
Share capital:
(a)
Pre-funded warrants:

As of March 31, 2025, 2,173,081 (2024 – 2,173,081) pre-funded warrants were outstanding. Each pre-funded warrant is exercisable for the purchase of a common share at the holder’s discretion at an exercise price of $0.0001, subject to certain post-exercise beneficial ownership limitations as provided under the terms of the pre-funded warrant. Pre-funded warrants to purchase common shares are not included in the number of issued and outstanding common shares.

(b)
2025 Inducement Equity Incentive Plan:

On February 27, 2025, the board of directors of the Company adopted the 2025 Inducement Equity Incentive Plan (the “2025 Inducement Plan”). Pursuant to the terms of the 2025 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock units, restricted stock, and performance awards as an inducement material to individuals being hired, or rehired following a bona fide period of interruption of employment, as an employee of the Company or any of its subsidiaries, and its terms are substantially similar to the Company’s Amended and Restated 2014 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the 2025 Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. The Company has reserved 775,000 common shares for issuance under the 2025 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the 2025 Inducement Plan by its shareholders.

(c)
Stock-based compensation:

The following table presents the components of stock-based compensation expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense by award type:
Stock options	$11,666	$9,221
Performance share units (PSUs)	361	179
RSUs	147	—
Total	$12,174	$9,400

Stock Options

The following table presents stock option activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	Weighted Average Exercise Price ($)	2024	Weighted Average Exercise Price ($)
Outstanding, beginning of period	10,709,289	29.90	8,894,502	23.56
Granted	1,873,045	35.57	1,983,525	44.53
Exercised(1)	(259,815)	17.31	(180,424)	23.42
Forfeited, cancelled or expired	(226,034)	38.97	(18,911)	30.87
Outstanding, end of period	12,096,485	30.88	10,678,692	27.45
Exercisable, end of period	6,547,609	24.92	5,419,295	18.27

(1)
During the three months ended March 31, 2025, 80,086 (2024 – nil) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 90,187 (2024 – 88,704) common shares for the cashless exercise of 179,729 (2024 – 180,424) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Average risk-free interest rate	4.09%	4.05%
Expected volatility	61%	67%
Average expected term (in years)	5.69	5.92
Expected dividend yield	0%	0%
Weighted average fair value of stock options granted	$20.81	$27.89

As of March 31, 2025, the unrecognized stock-based compensation expense related to unvested stock options was $121,027, which is expected to be recognized over 2.9 years.

PSUs

The following table presents PSU activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	Weighted Average Grant Date Fair Value ($)	2024	Weighted Average Grant Date Fair Value ($)
Outstanding, beginning of period	210,000	43.90	—	—
Granted	88,550	35.48	192,000	44.37
Vested	—	—	—	—
Forfeited	(16,000)	44.37	—	—
Outstanding, end of period	282,550	41.23	192,000	44.37

PSUs vest upon the achievement of certain predefined company-specific performance-based criteria, subject to continued employment to each performance objective achievement date.

As of March 31, 2025, the unrecognized stock-based compensation expense related to unvested PSUs that is probable to be achieved was $1,551. There is $7,396 of unrecognized stock-compensation expense related to PSUs that is not probable to be achieved. The recognition of these expenses is subject to the achievement of the performance-based criteria, which are reassessed at each reporting date.

RSUs

In March 2025, the Company granted 303,417 RSUs to employees and officers under its equity incentive plan with a weighted average grant date fair value of $35.48 per unit. RSUs vest annually over a four-year period, subject to continued employment on each vesting date. No RSUs vested during the three months ended March 31, 2025. As of March 31, 2025, the unrecognized stock-based compensation expense related to unvested RSUs was $10,618, which is expected to be recognized over 3.9 years.

9.
Collaboration revenue:

In December 2019, the Company entered into a license and collaboration agreement with Neurocrine Biosciences, Inc. to develop treatments for epilepsy, as described in the Company’s 2024 Annual Report on Form 10-K. The agreement also included a multi-year research collaboration to discover, identify and develop additional novel Nav1.6 and dual Nav1.2/1.6 inhibitors, which was completed in June 2022. As part of this ongoing collaboration, in February 2025, NBI-921355 progressed into a Phase 1 first-in-human study as a potential treatment for certain types of epilepsy and a $7,500 milestone was recognized in the three months ended March 31, 2025. Consideration associated with performance milestones is recognized as revenue using the most likely amount method when it is probable that a significant reversal of the cumulative revenue recognized will not occur.

10.
Net loss per common share:

The following table presents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(65,047)	$(47,931)
Denominator:
Common shares (weighted average)	76,514,422	75,421,518
Pre-funded warrants (weighted average)	2,173,081	2,173,081
Weighted average common shares outstanding – basic and diluted	78,687,503	77,594,599
Net loss per common share – basic and diluted	$(0.83)	$(0.62)

The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration (note 8a).

The Company reported net losses for the three months ended March 31, 2025 and 2024, respectively, and therefore excluded the following potentially dilutive outstanding securities from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options	12,096,485	10,678,692
PSUs	282,550	192,000
RSUs	303,417	—
Warrants	40,000	40,000
Total	12,722,452	10,910,692

11.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through March 31, 2025, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

12.
Segment disclosure:

The Company operates as a single reportable segment dedicated to discovering, developing, and delivering life-changing therapeutics for patients in need. The Company has no products approved for sale and has not generated any revenue from product sales. The Company’s Chief Executive Officer acts as the chief operating decision maker and manages the Company’s operations on a consolidated basis, using net loss to assess performance and allocate resources. The accounting policies of the segment are the same as those disclosed in the Company’s 2024 Annual Report on Form 10-K, with the exception of the policy described in note 3. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets, with a majority of these assets located in the United States.

The following table presents information about reported segment revenues, significant segment expenses, and segment loss:

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$7,500	$—

Less:
Direct external research and development costs
Azetukalner	31,501	23,213
Pre-clinical, discovery and other programs	4,967	3,661
Personnel-related expenses	22,640	14,854
Stock-based compensation expense	12,174	9,400
Other research and development costs	3,425	3,014
Other general and administrative costs	5,531	4,899
Interest income	(8,083)	(11,355)
Other segment items(1)	392	245
Net loss	$(65,047)	$(47,931)
(1)
Other segment items include foreign exchange gain and income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2025 and with the securities commissions in British Columbia, Alberta and Ontario on February 27, 2025.

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

Epilepsy Programs

•
Phase 3 X-TOLE2/3 azetukalner clinical studies in FOS continue to advance, with the first topline data readout anticipated in early 2026.
•
Phase 3 X-ACKT clinical study continues to enroll patients and is intended to support potential regulatory submissions in an additional epilepsy indication of PGTCS.
•
We presented at the American Academy of Neurology Annual Meeting, including 36-month data from the ongoing X-TOLE open-label extension study of azetukalner in patients with FOS, which demonstrated sustained monthly reduction in seizure frequency, impressive seizure freedom rates, and a consistent AE profile suggesting long-term efficacy and tolerability of azetukalner.

Neuropsychiatric Program

•
X-NOVA2, the first of three planned Phase 3 clinical trials evaluating azetukalner in patients with MDD is currently enrolling patients, and X-NOVA3 is expected to initiate mid-year.
•
We announced plans for a Phase 3 BPD program earlier this year, with initiation of the first azetukalner clinical study in BPD I and BPD II depression expected by mid-year.
•
The investigator-sponsored Phase 2 proof-of-concept study of azetukalner in MDD led by Icahn School of Medicine at Mount Sinai did not meet its primary neuroimaging endpoint. Compared to placebo, azetukalner demonstrated drug activity and was associated with a numerically higher improvement in MADRS and SHAPS scores across all time periods measured, consistent with results seen in our Phase 2 X-NOVA study. Azetukalner was generally well tolerated, with a low rate of treatment discontinuations due to adverse events, or AEs, one serious adverse event deemed unrelated to study drug, and an AE profile consistent with prior studies and the known mechanism.

Early-Stage Pipeline: Next-Generation Ion Channel Modulators

We continue to expand its portfolio by leveraging its extensive expertise to discover and develop potassium and sodium channel therapeutics, with the goal of filing multiple INDs, or equivalent, in 2025.

•
A Clinical Trial Application was recently accepted for XEN1120, a Kv7 channel opener, with a Phase 1 study in healthy adult participants now underway. Work remains ongoing with additional Kv7 development molecules and chemistries. Kv7 may have utility in a broad range of therapeutic indications including seizure disorders, pain, and neuropsychiatric disorders, such as MDD and BPD.
•
IND-enabling work is underway with multiple Nav1.7 development candidates, with an IND (or equivalent) filing and Phase 1 study initiation for our lead candidate, XEN1701, expected in the third quarter. Nav1.7 is an important pain-related target, based on strong human genetic validation, that may represent a new class of medicines without the limitations of opioids.
•
We expect a lead candidate within its Nav1.1 program to enter IND-enabling studies in 2025. Pre-clinical data suggests that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet Syndrome.

Partnered Program

•
As part of our ongoing collaboration with Neurocrine Biosciences, a Phase 1 study is underway of NBI-921355, an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development for the potential treatment of certain types of epilepsy.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the three months ended March 31, 2025 and 2024, we recognized revenue of $7.5 million and nil, respectively, in connection with our agreement with Neurocrine Biosciences. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $65.0 million and $47.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $964.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

In February 2025, NBI-921355, a Nav1.2 and Nav1.6 sodium channel inhibitor in development for the potential treatment for certain types of epilepsy, progressed into a Phase 1 clinical study in healthy adult participants, triggering a $7.5 million milestone which was recognized as revenue.

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
•
third-party expenses incurred in connection with the pre-clinical and clinical development of our product candidates, including under agreements with clinical research organizations;
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

Foreign exchange gain. Net foreign exchange gain consists of gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expenses incurred during the reported periods. We base estimates on our historical experience, known trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2024 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on February 27, 2025. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)
Collaboration revenue	$7,500	$—	$7,500
Research and development expenses	61,200	44,250	16,950
General and administrative expenses	19,038	14,791	4,247
Other:
Interest income	8,083	11,355	(3,272)
Foreign exchange gain	35	167	(132)
Loss before income taxes	$(64,620)	$(47,519)	$(17,101)

Collaboration Revenue

Collaboration revenue of $7.5 million recognized during the three months ended March 31, 2025 was related to a milestone payment in connection with the Neurocrine Collaboration. We did not recognize any revenue for the same period in 2024.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)
Direct external costs:
Azetukalner	$31,501	$23,213	$8,288
Pre-clinical and discovery programs	4,967	3,661	1,306
Indirect costs:
Personnel-related (including stock-based compensation)	21,307	14,362	6,945
Other unallocated expenses	3,425	3,014	411
Research and development expenses	$61,200	$44,250	$16,950

Research and development expenses increased by $17.0 million in the three months ended March 31, 2025 as compared to the same period in 2024. Direct external costs related to azetukalner increased by $8.3 million primarily due to our Phase 3 epilepsy clinical trials and our Phase 3 X-NOVA2 clinical trial in MDD which initiated in late 2024. Personnel-related costs increased by $6.9 million driven by an increase in headcount to support late-stage development. Pre-clinical and discovery program costs increased by $1.3 million due to the advancement of multiple potential drug candidates targeting Kv7, Nav1.7 and Nav1.1.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$13,507	$9,892	$3,615
Professional and consulting fees	3,347	3,206	141
Other	2,184	1,693	491
General and administrative expenses	$19,038	$14,791	$4,247

General and administrative expenses increased by $4.2 million in the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily attributable to personnel-related costs due to increased headcount to support our expanding research and development activities and future potential commercialization.

Other Income

The following table summarizes our other income for the three months ended March 31, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)
Interest income	$8,083	$11,355	$(3,272)
Foreign exchange gain	35	167	(132)
Other income	$8,118	$11,522	$(3,404)

Other income decreased by $3.4 million in the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily attributable to a decrease in interest income in 2025 driven by a lower average balance of marketable securities as well as lower average market yields on investments.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through March 31, 2025, we have raised aggregate net cash proceeds of more than $1.4 billion primarily from the issuance of equity securities. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $691.1 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, or the ATM Program, and a new prospectus supplement was filed with the SEC on August 9, 2024, pursuant to which we refreshed the ATM Program and may sell common shares having gross proceeds of up to $350.0 million, from time to time. As of March 31, 2025, an aggregate of 310,000 common shares have been sold for proceeds of $12.1 million, net of commissions and transaction expenses.

Funding Requirements

We have incurred significant operating losses since inception. As of March 31, 2025, we had an accumulated deficit of $964.5 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we prepare for the potential commercial launch of azetukalner; invest significantly to further develop azetukalner for our current and future indications; advance additional product candidates into pre-clinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; manufacture larger quantities of our product candidates of clinical development and potential commercialization; hire additional commercial, clinical, scientific, management and administrative personnel; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024(1)
Net cash used in operating activities	$(61,652)	$(46,187)
Net cash provided by (used in) investing activities	34,510	(43,193)
Net cash provided by investing activities	1,151	—

(1) Amounts have been reclassified as described in Note 2 of our condensed consolidated financial statements.

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities totaled $61.7 million, compared to $46.2 million for the same period in 2024. The increase in cash used in operating activities was primarily related to higher research and development and general and administrative expenses, as well as changes in operating assets and liabilities, partially offset by an increase in interest cash received on marketable securities.

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities totaled $34.5 million, compared to net cash used of $43.2 million for the same period in 2024. The change was driven primarily by an increase in the redemption of marketable securities, net of purchases.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $1.2 million, compared to nil for the same period in 2024. The change was primarily driven by proceeds from stock options exercises during the three months ended March 31, 2025.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2024 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on February 27, 2025.

As of March 31, 2025, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Outstanding Share Data

As of May 8, 2025, we had 76,733,599 common shares issued and outstanding, outstanding pre-funded warrants to purchase 2,173,081 common shares, outstanding stock options to purchase 11,902,727 common shares, outstanding performance share units convertible into 269,350 common shares, outstanding restricted share units convertible into 301,867 common shares, and an outstanding warrant to purchase 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of March 31, 2025, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $620.7 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$101.3 million.

We are subject to foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. We also hold Canadian dollar denominated cash and cash equivalents, accounts and other receivable, and accounts payable.

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

Interest rate sensitivity

As of March 31, 2025, we had cash and cash equivalents and marketable securities of $691.1 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, increase in interest rates would have resulted in approximately a $3.6 million decrease in the fair value of our marketable securities as of March 31, 2025. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $65.0 million and $47.9 million for the three months ended March 31, 2025 and 2024, respectively, and an accumulated deficit of $964.5 million as of March 31, 2025, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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
•
changes in tariffs, trade barriers and regulatory requirements, including tariffs that have been imposed on certain goods by the current presidential administration and reciprocal tariffs imposed by Canada and other countries in which we do business, as well as potential tariffs on pharmaceutical products and components manufactured outside the United States that the current presidential administration has contemplated;
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

As product candidates are developed through pre-clinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results, and/or to target different populations. Such changes may also result in inventions that result in additional patent protection. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with the same formulation in adults or with other formulations. Unexpected changes in the performance of a new formulation may affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of additional bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our, or our collaborators’, ability to commence product sales and generate revenue.

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

In addition, the FDA, EMA or other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, or CTIS, a new clinical trial portal and database that will be maintained by the EMA, in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. The CTR authorizes EU Member States to regulate certain aspects of clinical trials at the national level. To the extent an EU Member State where we plan to conduct any of our clinical trials is slow to adopt CTIS or implements other regulatory changes at the national level, or technical issues are encountered with the CTIS system and/or process, our clinical trial may be delayed in such EU Member State, and our costs may be increased. The main legislation that applies to clinical trials in the United Kingdom, or UK, is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the EU Clinical Trials Directive into domestic law. The UK has implemented the Integrated Research Application System, which allows a single application to be reviewed by both the Medicines and Healthcare products Regulatory Agency and a research ethics committee at the same time. Requirements and obligations that relate to the conduct of clinical trials in the UK remain largely aligned with the EU position. A statutory instrument to amend the Medicines for Human Use (Clinical Trials) Regulations 2004 was laid before parliament on December 12, 2024, and will come into force in early 2026 after a 12-month implementation period to address the research sector’s need for a more efficient, streamlined and adaptable regulatory framework for clinical trials. Complying with changes in regulatory requirements in different jurisdictions can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans, including our azetukalner Phase 3 clinical trials, may be impacted.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Beyond the ACA, there are ongoing and widespread healthcare reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform was a focus of the first Trump administration and the Biden administration. For example, federal legislation eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (IRA) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the PPACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA is likely to have a significant impact on the pharmaceutical industry as implementation proceeds. As another example, in 2022, subsequent to the enactment of the IRA, the Biden administration announced its commitment to expanding certain IRA reforms. Potential healthcare reform efforts under the current presidential administration may affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the current presidential administration through executive action or by Congress. Further, a number of states have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws if and when we have marketed products. These and other health reform measures that are implemented may have a material adverse effect on our operations.

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

Disruptions at the FDA and other government agencies caused by staffing or funding shortages could prevent our product candidates from being developed, approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

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

Additionally, the current presidential administration has enacted several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities. It is difficult to predict how these executive actions and executive actions that may be taken under the current presidential administration may affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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
•
general economic, industry and market conditions, including changes resulting from governmental actions, such as tariffs;
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

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

10.1	Letter Agreement, dated January 15, 2025, by and between the Company and Christopher Von Seggern.	10-K	001-36687	10.30	February 27, 2025

10.2	Consulting Agreement, dated January 17, 2025, by and between the Company and Christopher Von Seggern.	10-K	001-36687	10.31	February 27, 2025

10.3	2025 Inducement Equity Incentive Plan and related form agreements.	10-K	001-36687	10.32	February 27, 2025

10.4	Post-Employment Consulting Agreement, dated February 27, 2025, by and between the Company and Sherry Aulin.	10-K	001-36687	10.33	February 27, 2025

10.5	Form of Restricted Share Unit Award Agreement.

10.6	Form of Performance Share Unit Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 12, 2025
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: May 12, 2025
	By:	/s/ Sherry Aulin
Sherry Aulin
Chief Financial Officer