Form 10-Q
period 2025-06-30
Xenon Pharmaceuticals Inc.
filed 2025-08-11
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 77,105,799 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$135,381	$142,712
Marketable securities (note 5)	352,164	484,193
Other receivables	1,097	1,469
Prepaid expenses and other current assets	11,610	6,890
Total current assets	500,252	635,264
Marketable securities, long-term (note 5)	137,297	127,496
Operating lease right-of-use asset, net (note 6)	7,290	7,939
Property, plant and equipment, net	9,205	10,278
Deferred tax assets	11,049	9,666
Prepaid expenses, long-term	9,188	7,496
Total assets	$674,281	$798,139

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$31,588	$34,221
Operating lease liability (note 6)	1,459	1,369
Total current liabilities	33,047	35,590
Operating lease liability, long-term (note 6)	7,256	7,646
Total liabilities	40,303	43,236

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 76,939,811 (December 31, 2024 - 76,416,086) (note 8)	1,469,196	1,456,836
Additional paid-in capital	213,892	199,149
Accumulated deficit	(1,049,223)	(899,470)
Accumulated other comprehensive income (loss)	113	(1,612)
Total shareholders’ equity	633,978	754,903
Total liabilities and shareholders’ equity	$674,281	$798,139

Commitments and contingencies (note 11)

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue (note 9)	$—	$—	$7,500	$—

Operating expenses:
Research and development	74,985	49,702	136,185	93,952
General and administrative	19,244	19,402	38,282	34,193
Total operating expenses	94,229	69,104	174,467	128,145
Loss from operations	(94,229)	(69,104)	(166,967)	(128,145)
Other income:
Interest income	7,199	10,837	15,282	22,192
Foreign exchange gain	1,698	10	1,733	177
Total other income	8,897	10,847	17,015	22,369
Loss before income taxes	(85,332)	(58,257)	(149,952)	(105,776)
Income tax recovery (expense)	626	333	199	(79)
Net loss	$(84,706)	$(57,924)	$(149,753)	$(105,855)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (note 5)	949	(443)	1,725	(2,135)
Comprehensive loss	$(83,757)	$(58,367)	$(148,028)	$(107,990)

Net loss per common share (note 10):
Basic and diluted	$(1.07)	$(0.75)	$(1.90)	$(1.36)
Weighted-average common shares outstanding (note 10):
Basic and diluted	78,953,445	77,671,128	78,820,474	77,632,864

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2023	75,370,977	$1,436,374	$156,764	$(665,140)	$(77)	$927,921
Net loss for the period	—	—	—	(47,931)	—	(47,931)
Stock-based compensation expense	—	—	9,400	—	—	9,400
Issuance of common shares pursuant to equity incentive plans	88,704	2,587	(2,587)	—	—	—
Other comprehensive loss	—	—	—	—	(1,692)	(1,692)
Balance as of March 31, 2024	75,459,681	$1,438,961	$163,577	$(713,071)	$(1,769)	$887,698
Net loss for the period	—	—	—	(57,924)	—	(57,924)
Stock-based compensation expense	—	—	14,716	—	—	14,716
Issuance of common shares pursuant to equity incentive plans	207,869	1,497	(1,497)	—	—	—
Other comprehensive loss	—	—	—	—	(443)	(443)
Balance as of June 30, 2024	75,667,550	$1,440,458	$176,796	$(770,995)	$(2,212)	$844,047

Balance as of December 31, 2024	76,416,086	$1,456,836	$199,149	$(899,470)	$(1,612)	$754,903
Net loss for the period	—	—	—	(65,047)	—	(65,047)
Stock-based compensation expense	—	—	12,174	—	—	12,174
Issuance of common shares pursuant to equity incentive plans	170,273	4,014	(2,863)	—	—	1,151
Other comprehensive income	—	—	—	—	776	776
Balance as of March 31, 2025	76,586,359	$1,460,850	$208,460	$(964,517)	$(836)	$703,957
Net loss for the period	—	—	—	(84,706)	—	(84,706)
Stock-based compensation expense	—	—	13,713	—	—	13,713
Issuance of common shares pursuant to equity incentive plans	353,452	8,346	(8,281)	—	—	65
Other comprehensive income	—	—	—	—	949	949
Balance as of June 30, 2025	76,939,811	$1,469,196	$213,892	$(1,049,223)	$113	$633,978

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(149,753)	$(105,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable and accretion of discounts on marketable securities	6,505	(1,482)
Depreciation of property plant and equipment	1,291	1,227
Non-cash operating lease expense	649	620
Deferred income tax expense (recovery)	(1,383)	70
Stock-based compensation expense	25,887	24,116
Unrealized foreign exchange (gain) loss	(28)	118
Realized loss on marketable securities	518	—
Changes in operating assets and liabilities:
Other receivables	380	16
Prepaid expenses and other current assets	(6,412)	285
Accounts payable and accrued liabilities	(2,914)	4,135
Operating lease liability	(625)	(589)
Net cash used in operating activities	(125,885)	(77,339)

Investing activities:
Purchases of property, plant and equipment	(200)	(1,702)
Purchases of marketable securities	(220,055)	(301,826)
Proceeds from marketable securities	337,025	369,527
Net cash provided by investing activities	116,770	65,999

Financing activities:
Proceeds from exercise of stock options	1,216	—
Net cash provided by financing activities	1,216	—

Effect of exchange rate changes on cash and cash equivalents	568	(569)
Decrease in cash and cash equivalents	(7,331)	(11,909)
Cash and cash equivalents, beginning of period	142,712	148,643
Cash and cash equivalents, end of period	$135,381	$136,734

Supplemental disclosure of cash paid:
Operating lease	$845	$819
Income taxes	$7,897	$—

Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	$10,324	$4,084

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

1.
Nature of the business:

Xenon Pharmaceuticals Inc. (the “Company”), incorporated in 1996 under the predecessor to the Business Corporations Act (British Columbia) and continued federally in 2000 under the Canada Business Corporations Act, is a neuroscience-focused biopharmaceutical company dedicated to drug discovery, clinical development, and commercialization of life-changing therapeutics for patients in need.

The Company has incurred significant operating losses since inception. As of June 30, 2025, the Company had an accumulated deficit of $1,049,223 and a net loss of $149,753 for the six months ended June 30, 2025. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $624,842. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects the cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next 12 months from the issuance of the financial statements.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2024 Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the policy described in note 3 below.

Correction of prior period error

During the year ended December 31, 2024, the Company identified a presentation error related to the accretion of discounts on marketable securities, which was incorrectly presented within proceeds from marketable securities as part of net cash provided by (used in) investing activities in the consolidated statements of cash flows. As a result, a correction was made to the prior period to reclassify the amount of accretion of discounts on marketable securities within net cash used in operating activities, resulting in an increase in net cash used in operating activities and a corresponding increase in net cash provided by investing activities for the six months ended June 30, 2024 of $1,482 from the previously reported amount. The Company evaluated the materiality of the presentation error, both quantitatively and qualitatively, and concluded it was not material to the consolidated financial statements for the prior period. These presentation changes had no effect on the previously reported consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of shareholders’ equity.

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

The carrying amounts of cash and cash equivalents, other receivables, and accounts payable and accrued liabilities approximate their fair value due to the nature and short-term maturity of these instruments.

The following table summarizes the fair value hierarchy levels used to determine the fair values of the Company’s cash and cash equivalents and marketable securities:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash, money market fund, mutual funds and U.S. treasuries	$135,381	$—	$—	$135,381	$142,712	$—	$—	$142,712

Marketable securities
Guaranteed investment certificates	$24,132	$—	$—	$24,132	$16,147	$—	$—	$16,147
U.S. treasuries	157,651	—	—	157,651	130,948	—	—	130,948
Commercial paper	—	13,421	—	13,421	—	66,905	—	66,905
Corporate debt securities	—	294,257	—	294,257	—	397,689	—	397,689
Total marketable securities	181,783	307,678	—	489,461	147,095	464,594	—	611,689
Total	$317,164	$307,678	$—	$624,842	$289,807	$464,594	$—	$754,401

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

As of June 30, 2025 and December 31, 2024, the Company did not hold any securities classified as Level 3 and there were no securities transferred between Level 1 and Level 2.

5.
Marketable securities:

Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive loss and fair value of available-for-sale securities consisted of the following:

	June 30, 2025			December 31, 2024
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$23,605	$527	$24,132	$17,122	$(975)	$16,147
U.S. treasuries	88,761	43	88,804	72,989	147	73,136
Commercial paper	13,415	6	13,421	66,808	97	66,905
Corporate debt securities	225,620	187	225,807	327,448	557	328,005
Contractual maturity of 1 to 3 years:
U.S. treasuries	68,691	156	68,847	58,218	(406)	57,812
Corporate debt securities	68,266	184	68,450	69,726	(42)	69,684
Total	$488,358	$1,103	$489,461	$612,311	$(622)	$611,689

Allowance for credit losses or impairment on these marketable securities has not been recognized as these securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery. The change in fair value is primarily due to changes in interest and foreign exchange rates.

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

The cost components of the operating leases were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost
Operating lease expense	$409	$411	$817	$823
Variable lease expense(1)	207	205	407	413

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

The following table presents the weighted average remaining lease term, and the weighted average discount rates related to leases as of June 30, 2025 and 2024:

	June 30,	June 30,
	2025	2024
Lease Term and Discount Rate
Weighted average remaining lease term (years)	6.0	6.9
Weighted average discount rate	3.8%	3.9%

Future minimum lease payments as of June 30, 2025 were as follows:

Year ending December 31:
2025	878
2026	1,808
2027	1,796
2028	1,096
2029	1,147
2030 and thereafter	3,023
Total future minimum lease payments	9,748
Less: imputed interest	(1,033)
Present value of lease liabilities	$8,715

7.
Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$4,788	$5,070
Accrued liabilities
Employee compensation, benefits, and related accruals	8,546	9,928
Research and development	15,248	12,061
Income and other taxes	1,830	5,686
Professional fees	737	762
Other	439	714
Total	$31,588	$34,221

8.
Share capital:
(a)
Pre-funded warrants:

As of June 30, 2025, 2,173,081 (2024 – 2,173,081) pre-funded warrants were outstanding. Each pre-funded warrant is exercisable for the purchase of a common share at the holder’s discretion at an exercise price of $0.0001, subject to certain post-exercise beneficial ownership limitations as provided under the terms of the pre-funded warrant. Pre-funded warrants to purchase common shares are not included in the number of issued and outstanding common shares.

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

(c)
Stock-based compensation:

The following table presents the components of stock-based compensation expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense by award type:
Stock options	$13,144	$13,896	$24,810	$23,117
Performance share units (PSUs)	(130)	820	231	999
RSUs	699	—	846	—
Total	$13,713	$14,716	$25,887	$24,116

Stock Options

The following table presents stock option activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	Weighted Average Exercise Price ($)	2024	Weighted Average Exercise Price ($)
Outstanding, beginning of period	10,709,289	29.90	8,894,502	23.56
Granted	2,362,179	34.87	2,387,619	43.71
Exercised(1)	(1,001,995)	17.01	(448,069)	14.51
Forfeited, cancelled or expired	(394,337)	38.48	(50,254)	35.22
Outstanding, end of period	11,675,136	31.72	10,783,798	28.35
Exercisable, end of period	6,292,504	26.77	5,719,543	19.94

(1)
During the six months ended June 30, 2025, 85,230 (2024 – nil) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 438,495 (2024 – 296,573) common shares for the cashless exercise of 916,765 (2024 – 448,069) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average risk-free interest rate	4.01%	4.39%	4.08%	4.11%
Expected volatility	61%	65%	61%	66%
Average expected term (in years)	6.12	5.48	5.78	5.85
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$19.25	$23.97	$20.48	$27.23

As of June 30, 2025, the unrecognized stock-based compensation expense related to unvested stock options was $115,281, which is expected to be recognized over 2.8 years.

PSUs

The following table presents PSU activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	Weighted Average Grant Date Fair Value ($)	2024	Weighted Average Grant Date Fair Value ($)
Outstanding, beginning of period	210,000	43.90	—	—
Granted	96,550	35.28	195,000	44.29
Vested	—	—	—	—
Forfeited	(31,000)	44.37	—	—
Outstanding, end of period	275,550	40.83	195,000	44.29

PSUs vest upon the achievement of certain predefined company-specific performance-based criteria, subject to continued employment to each performance objective achievement date.

As of June 30, 2025, the unrecognized stock-based compensation expense related to unvested PSUs that is probable to be achieved was $1,349. There is $7,328 of unrecognized stock-compensation expense related to PSUs that is not considered probable to be achieved. The recognition of these expenses is subject to the achievement of the performance-based criteria, which are reassessed at each reporting date.

RSUs

The following table presents RSU activity for the six months ended June 30, 2025:

	Six Months Ended June 30,
	2025	Weighted Average Grant Date Fair Value ($)
Outstanding, beginning of period	—	—
Granted	321,932	35.21
Vested	—	—
Forfeited	(4,975)	35.48
Outstanding, end of period	316,957	35.20

RSUs generally vest annually over a one-year period for directors and a four-year period for employees and officers, subject to continued service on each vesting date. As of June 30, 2025, the unrecognized stock-based compensation expense related to unvested RSUs was $10,312, which is expected to be recognized over 3.6 years.

9.
Collaboration revenue:

In December 2019, the Company entered into a license and collaboration agreement with Neurocrine Biosciences, Inc. to develop treatments for epilepsy, as described in the Company’s 2024 Annual Report on Form 10-K. The agreement also included a multi-year research collaboration to discover, identify and develop additional novel Nav1.6 and dual Nav1.2/1.6 inhibitors, which was completed in June 2022. As part of this ongoing collaboration, in February 2025, NBI-921355 progressed into a Phase 1 first-in-human study as a potential treatment for certain types of epilepsy and a $7,500 milestone was recognized in the six months ended June 30, 2025. Consideration associated with performance milestones is recognized as revenue using the most likely amount method when it is probable that a significant reversal of the cumulative revenue recognized will not occur.

10.
Net loss per common share:

The following table presents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(84,706)	$(57,924)	$(149,753)	$(105,855)
Denominator:
Common shares (weighted average)	76,780,364	75,498,047	76,647,393	75,459,783
Pre-funded warrants (weighted average)	2,173,081	2,173,081	2,173,081	2,173,081
Weighted average common shares outstanding – basic and diluted	78,953,445	77,671,128	78,820,474	77,632,864
Net loss per common share – basic and diluted	$(1.07)	$(0.75)	$(1.90)	$(1.36)

The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration (note 8a).

The Company reported net losses for the three and six month periods ended June 30, 2025 and 2024, and therefore excluded the potentially dilutive outstanding securities from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect.

The following table summarizes potentially dilutive securities as of June 30, 2025 and 2024:

	June 30,	June 30,
	2025	2024
Stock options	11,675,136	10,783,798
PSUs	275,550	195,000
RSUs	316,957	—
Warrants	40,000	40,000
Total	12,307,643	11,018,798

11.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through June 30, 2025, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

12.
Segment disclosure:

The Company operates as a single reportable segment dedicated to discovering, developing, and delivering life-changing therapeutics for patients in need. The Company has no products approved for sale and has not generated any revenue from product sales. The Company’s Chief Executive Officer acts as the chief operating decision maker and manages the Company’s operations on a consolidated basis, using net loss to assess performance and allocate resources. The accounting policies for the operating segment are consistent with the Company’s policies for the consolidated financial statements. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets, with a majority of these assets located in the United States.

The following table presents information about reported segment revenues, significant segment expenses, and segment loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$—	$7,500	$—

Less:
Direct external research and development costs
Azetukalner	43,405	23,344	74,906	46,557
Pre-clinical, discovery and other programs	6,111	6,169	11,078	9,830
Personnel-related expenses	22,386	16,053	45,026	30,907
Stock-based compensation expense	13,713	14,716	25,887	24,116
Other research and development costs	2,600	3,163	6,025	6,177
Other general and administrative costs	6,014	5,659	11,545	10,558
Interest income	(7,199)	(10,837)	(15,282)	(22,192)
Other segment items(1)	(2,324)	(343)	(1,932)	(98)
Net loss	$(84,706)	$(57,924)	$(149,753)	$(105,855)
(1)
Other segment items include foreign exchange gain and income tax (recovery) expense.

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
•
the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services;
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

Overview

We are a neuroscience-focused biopharmaceutical company dedicated to drug discovery, clinical development, and commercialization of life-changing therapeutics. We are advancing an ion channel product portfolio to address areas of high unmet medical need, including epilepsy and depression.

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

Epilepsy Programs

•
Phase 3 X-TOLE2 clinical study of azetukalner in FOS has now completed patient recruitment, with topline data anticipated in early 2026.
•
Phase 3 X-TOLE3 clinical study of azetukalner in FOS continues to enroll patients and is intended to support potential regulatory submissions in ex-U.S. jurisdictions.
•
Phase 3 X-ACKT clinical study of azetukalner in PGTCS continues to enroll patients and is intended to support regulatory submissions for an additional epilepsy indication.

Neuropsychiatric Program

•
X-NOVA2 and X-NOVA3, the first two of three planned Phase 3 clinical trials evaluating azetukalner in patients with MDD, are now underway and screening patients.
•
X-CEED, the first of two planned Phase 3 clinical studies evaluating azetukalner in patients with BPD I and BPD II depression, has been initiated. Our Phase 3 BPD program includes two multicenter, randomized, double-blind, placebo-controlled clinical trials to evaluate the clinical efficacy, safety, and tolerability of 20 mg of azetukalner administered orally with food over the 6-week double-blind period, or DBP, as monotherapy treatment in approximately 400 patients per study with BPD I or BPD II. The primary efficacy endpoint is the change from baseline in the MADRS score at week 6 in patients who received azetukalner compared to placebo. Upon completion of the DBP, eligible patients may enter an open-label extension, or OLE, study for up to 12 months.

Early-Stage Pipeline: Next-Generation Ion Channel Modulators

We continue to expand its portfolio by leveraging its extensive expertise to discover and develop potassium and sodium channel therapeutics, with the goal of filing multiple INDs, or equivalent, in 2025.

•
Phase 1 study in healthy adult participants is underway for XEN1120, a Kv7 channel opener in development for pain. Work remains ongoing with additional Kv7 development molecules and chemistries with the hypothesis that Kv7 may have utility in a broad range of therapeutic indications including seizure disorders, pain, and neuropsychiatric disorders, such as MDD and BPD.
•
Phase 1 study was initiated for XEN1701, our lead Nav1.7 development candidate for pain. IND-enabling work remains ongoing for additional Nav1.7 candidates. Nav1.7 is an important pain-related target, based on strong human genetic validation, which may represent a new class of medicines without the limitations of opioids.
•
Nav1.1 lead candidate is expected to enter IND-enabling studies in 2025, with pre-clinical data suggesting that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet Syndrome.

Partnered Program

•
As part of Xenon’s ongoing collaboration with Neurocrine Biosciences, a Phase 1 study is underway for NBI-921355, an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development for the potential treatment of certain types of epilepsy.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the six months ended June 30, 2025 and 2024, we recognized revenue of $7.5 million and nil, respectively, in connection with our agreement with Neurocrine Biosciences. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $149.8 million and $105.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1,049.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2024 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on February 27, 2025. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three and six months ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the three and six months ended June 30, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2025 vs. 2024	Six Months Ended June 30,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
Collaboration revenue	$—	$—	$—	$7,500	$—	$7,500
Research and development expenses	74,985	49,702	25,283	136,185	93,952	42,233
General and administrative expenses	19,244	19,402	(158)	38,282	34,193	4,089
Other:
Interest income	7,199	10,837	(3,638)	15,282	22,192	(6,910)
Foreign exchange gain	1,698	10	1,688	1,733	177	1,556
Loss before income taxes	$(85,332)	$(58,257)	$27,075	$(149,952)	$(105,776)	$44,176

Collaboration Revenue

Collaboration revenue of $7.5 million recognized during the six months ended June 30, 2025 was related to a milestone payment in connection with the Neurocrine Collaboration. We did not recognize any revenue for the same period in 2024.

Research and Development Expenses

The following table summarizes research and development expenses for the three and six months ended June 30, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2025 vs. 2024	Six Months Ended June 30,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
Direct external costs:
Azetukalner	$43,405	$23,344	$20,061	$74,906	$46,557	$28,349
Pre-clinical, discovery and other programs	6,111	6,169	(58)	11,078	9,830	1,248
Indirect costs:
Personnel-related (including stock-based compensation)	22,869	17,026	5,843	44,176	31,388	12,788
Other unallocated expenses	2,600	3,163	(563)	6,025	6,177	(152)
Research and development expenses	$74,985	$49,702	$25,283	$136,185	$93,952	$42,233

Direct external costs related to azetukalner increased by $20.1 million and $28.3 million for the three and six months ended June 30, 2025, respectively, primarily due to our ongoing Phase 3 clinical trials in epilepsy and MDD, as well as start-up costs for our Phase 3 BPD program. Pre-clinical, discovery and other program costs increased by $1.2 million for the six months ended June 30, 2025 due to the advancement of XEN1120 and other potential drug candidates targeting Kv7, Nav1.7 and Nav1.1. Personnel-related costs increased by $5.8 million and $12.8 million for the three and six months ended June 30, 2025, respectively, due to higher headcount to support late-stage development.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2025 vs. 2024	Six Months Ended June 30,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$13,230	$13,743	$(513)	$26,737	$23,635	$3,102
Professional and consulting fees	3,764	4,011	(247)	7,111	7,217	(106)
Other	2,250	1,648	602	4,434	3,341	1,093
General and administrative expenses	$19,244	$19,402	$(158)	$38,282	$34,193	$4,089

Personnel-related costs increased by $3.1 million for the six months ended June 30, 2025 primarily due to higher headcount to support our expanding research and development activities and future potential commercialization.

Other Income

The following table summarizes our other income for the three and six months ended June 30, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2025 vs. 2024	Six Months Ended June 30,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
Interest income	$7,199	$10,837	$(3,638)	$15,282	$22,192	$(6,910)
Foreign exchange gain	1,698	10	1,688	1,733	177	1,556
Other income	$8,897	$10,847	$(1,950)	$17,015	$22,369	$(5,354)

Interest income decreased by $3.6 million and $6.9 million for the three and six months ended June 30, 2025, respectively, due to a lower average balance of marketable securities as well as lower average market yields on investments. The increase in foreign exchange gains of $1.7 million and $1.6 million for the three and six months ended June 30, 2025, respectively, was due to fluctuations in the value of the Canadian dollar and a higher balance of cash and cash equivalents denominated in Canadian dollars.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through June 30, 2025, we have raised aggregate net cash proceeds of more than $1.4 billion primarily from the issuance of equity securities. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $624.8 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, or the ATM Program, and a new prospectus supplement was filed with the SEC on August 9, 2024, pursuant to which we refreshed the ATM Program and may sell common shares having gross proceeds of up to $350.0 million, from time to time. As of June 30, 2025, an aggregate of 310,000 common shares have been sold for proceeds of $12.1 million, net of commissions and transaction expenses.

Funding Requirements

We have incurred significant operating losses since inception. As of June 30, 2025, we had an accumulated deficit of $1,049.2 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we prepare for the potential commercial launch of azetukalner; invest significantly to further develop azetukalner for our current and future indications; advance additional product candidates into pre-clinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; manufacture larger quantities of our product candidates of clinical development and potential commercialization; hire additional commercial, clinical, scientific, management and administrative personnel; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024(1)
Net cash used in operating activities	$(125,885)	$(77,339)
Net cash provided by investing activities	116,770	65,999
Net cash provided by financing activities	1,216	—

(1) Amounts have been reclassified as described in Note 2 of our condensed consolidated financial statements.

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities totaled $125.9 million, compared to $77.3 million for the same period in 2024. The increase in cash used in operating activities was primarily driven by higher research and development and general and administrative expenses, as well as changes in operating assets and liabilities, partially offset by revenue recognized in connection with our collaboration agreement with Neurocrine Biosciences during the six months ended June 30, 2025.

Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities totaled $116.8 million, compared to $66.0 million for the same period in 2024. The change was driven primarily by a decrease in the purchase of marketable securities, net of redemption.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $1.2 million, compared to nil for the same period in 2024. The change was primarily driven by proceeds from stock option exercises during the six months ended June 30, 2025.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2024 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on February 27, 2025.

As of June 30, 2025, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Outstanding Share Data

As of August 7, 2025, we had 77,105,799 common shares issued and outstanding, outstanding pre-funded warrants to purchase 2,173,081 common shares, outstanding stock options to purchase 11,214,622 common shares, outstanding performance share units convertible into 275,550 common shares, outstanding restricted share units convertible into 316,057 common shares, and an outstanding warrant to purchase 40,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of June 30, 2025, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $563.3 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$84.1 million.

We are subject to foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. We also hold Canadian dollar denominated cash and cash equivalents, other receivables, and accounts payable.

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

Interest rate sensitivity

As of June 30, 2025, we had cash and cash equivalents and marketable securities of $624.8 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, increase in interest rates would have resulted in approximately a $3.3 million decrease in the fair value of our marketable securities as of June 30, 2025. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $149.8 million and $105.9 million for the six months ended June 30, 2025 and 2024, respectively, and an accumulated deficit of $1,049.2 million as of June 30, 2025, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system generally and drug pricing and payment specifically, in ways that could affect our ability to sell any of our products profitably, once such products are approved for sale. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Beyond the ACA, there are ongoing and widespread healthcare reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform has been an ongoing focus. For example, the Inflation Reduction Act (IRA) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the PPACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA is likely to have a significant and ongoing impact on the pharmaceutical industry as implementation proceeds. More recently, an Executive Order was issued in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA, accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs, and increasing drug importation. As another example, in May 2025, an Executive Order was issued that directed government agencies and officials to identify most-favored-nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States, and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives will require additional legal and/or administrative action to implement. Other healthcare reform efforts or actions under the current presidential administration may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, will increase the number of uninsured by 16 million by 2034. The nature and extent of future healthcare reforms cannot be predicted. There is significant uncertainty regarding the nature or impact of any drug pricing or broader healthcare reform implemented by the current presidential administration through executive action or by Congress and the extent to which such action may be subject to litigation or other challenges. Further, a number of states have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws if and when we have marketed products. As a result, there are no assurances that these and other health reform measures that are implemented will not have a material adverse effect on our operations.

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

Additionally, the current presidential administration has enacted several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities. Further, the current presidential administration has substantially reduced the FDA’s workforce and may make further reductions, which may lead to disruptions and delays in the FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Although it has been reported that there have not been reductions in workforce in the review or inspection divisions, any such reductions could extend review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. It is difficult to predict how these executive actions and executive actions that may be taken under the current presidential administration may affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We are governed by the CBCA and our principal place of business is in British Columbia, Canada. Many of our directors and officers reside outside of the U.S., and all or a substantial portion of their assets as well as a substantial portion of our assets are located outside the U.S. As a result, it may be difficult for investors to effect service of process within the U.S. upon us and certain of our directors and officers or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the U.S. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the U.S. may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

10.1	Form of Restricted Share Unit Award Agreement.

10.2#	Employment Agreement, dated June 2, 2025, by and between the Company and Darren Cline.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 11, 2025
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: August 11, 2025
	By:	/s/ Ian Mortimer
Ian Mortimer
Interim Chief Financial Officer