Form 10-Q
period 2025-09-30
Xenon Pharmaceuticals Inc.
filed 2025-11-03
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, the registrant had 77,275,005 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
•
Clinical studies may fail to demonstrate adequately the safety and efficacy of our, or our collaborators’, product candidates at any stage of clinical development. Terminating the development of any of our, or our collaborators’, product candidates could materially harm our business and the market price of our common shares.
•
We, or our collaborators, may find it difficult to enroll patients in our clinical studies which could delay or prevent the successful completion of clinical studies of our product candidates.
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
•
We rely on third parties to conduct our pre-clinical studies and clinical studies. If these third parties do not successfully carry out their contractual duties, including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$104,514	$142,712
Marketable securities (note 5)	357,754	484,193
Other receivables	812	1,469
Prepaid expenses and other current assets	17,057	6,890
Total current assets	480,137	635,264
Marketable securities, long-term (note 5)	92,988	127,496
Operating lease right-of-use asset, net (note 6)	6,960	7,939
Property, plant and equipment, net	8,887	10,278
Deferred tax assets	11,750	9,666
Prepaid expenses, long-term	7,114	7,496
Total assets	$607,836	$798,139

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$36,840	$34,221
Operating lease liability (note 6)	1,495	1,369
Total current liabilities	38,335	35,590
Operating lease liability, long-term (note 6)	6,832	7,646
Other liabilities, long-term	3,158	—
Total liabilities	48,325	43,236

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 77,120,168 (December 31, 2024 - 76,416,086) (note 8)	1,475,371	1,456,836
Additional paid-in capital	223,782	199,149
Accumulated deficit	(1,140,119)	(899,470)
Accumulated other comprehensive income (loss)	477	(1,612)
Total shareholders’ equity	559,511	754,903
Total liabilities and shareholders’ equity	$607,836	$798,139

Commitments and contingencies (note 11)

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue (note 9)	$—	$—	$7,500	$—

Operating expenses:
Research and development	77,054	56,970	213,239	150,922
General and administrative	19,282	16,706	57,564	50,899
Total operating expenses	96,336	73,676	270,803	201,821
Loss from operations	(96,336)	(73,676)	(263,303)	(201,821)
Other income:
Interest income	6,206	10,329	21,488	32,521
Foreign exchange gain (loss)	(89)	237	1,644	414
Total other income	6,117	10,566	23,132	32,935
Loss before income taxes	(90,219)	(63,110)	(240,171)	(168,886)
Income tax recovery (expense)	(677)	320	(478)	241
Net loss	$(90,896)	$(62,790)	$(240,649)	$(168,645)

Other comprehensive income:
Unrealized gain on available-for-sale securities (note 5)	364	3,548	2,089	1,413
Comprehensive loss	$(90,532)	$(59,242)	$(238,560)	$(167,232)

Net loss per common share (note 10):
Basic and diluted	$(1.15)	$(0.81)	$(3.05)	$(2.17)
Weighted-average common shares outstanding (note 10):
Basic and diluted	79,247,976	77,926,205	78,962,975	77,730,644

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2023	75,370,977	$1,436,374	$156,764	$(665,140)	$(77)	$927,921
Net loss for the period	—	—	—	(47,931)	—	(47,931)
Stock-based compensation expense	—	—	9,400	—	—	9,400
Issuance of common shares pursuant to equity incentive plans	88,704	2,587	(2,587)	—	—	—
Other comprehensive loss	—	—	—	—	(1,692)	(1,692)
Balance as of March 31, 2024	75,459,681	$1,438,961	$163,577	$(713,071)	$(1,769)	$887,698
Net loss for the period	—	—	—	(57,924)	—	(57,924)
Stock-based compensation expense	—	—	14,716	—	—	14,716
Issuance of common shares pursuant to equity incentive plans	207,869	1,497	(1,497)	—	—	—
Other comprehensive loss	—	—	—	—	(443)	(443)
Balance as of June 30, 2024	75,667,550	$1,440,458	$176,796	$(770,995)	$(2,212)	$844,047
Net loss for the period	—	—	—	(62,790)	—	(62,790)
Stock-based compensation expense	—	—	13,002	—	—	13,002
Issuance of common shares pursuant to equity incentive plans	126,859	1,356	(1,356)	—	—	—
Other comprehensive income	—	—	—	—	3,548	3,548
Balance as of September 30, 2024	75,794,409	$1,441,814	$188,442	$(833,785)	$1,336	$797,807

Balance as of December 31, 2024	76,416,086	$1,456,836	$199,149	$(899,470)	$(1,612)	$754,903
Net loss for the period	—	—	—	(65,047)	—	(65,047)
Stock-based compensation expense	—	—	12,174	—	—	12,174
Issuance of common shares pursuant to equity incentive plans	170,273	4,014	(2,863)	—	—	1,151
Other comprehensive income	—	—	—	—	776	776
Balance as of March 31, 2025	76,586,359	$1,460,850	$208,460	$(964,517)	$(836)	$703,957
Net loss for the period	—	—	—	(84,706)	—	(84,706)
Stock-based compensation expense	—	—	13,713	—	—	13,713
Issuance of common shares pursuant to equity incentive plans	353,452	8,346	(8,281)	—	—	65
Other comprehensive income	—	—	—	—	949	949
Balance as of June 30, 2025	76,939,811	$1,469,196	$213,892	$(1,049,223)	$113	$633,978
Net loss for the period	—	—	—	(90,896)	—	(90,896)
Stock-based compensation expense	—	—	13,705	—	—	13,705
Issuance of common shares pursuant to equity incentive plans	180,357	6,175	(3,815)	—	—	2,360
Other comprehensive income	—	—	—	—	364	364
Balance as of September 30, 2025	77,120,168	$1,475,371	$223,782	$(1,140,119)	$477	$559,511

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(240,649)	$(168,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable and accretion of discounts on marketable securities	6,682	(859)
Depreciation of property, plant and equipment	1,932	1,894
Non-cash operating lease expense	979	935
Deferred income tax recovery	(2,084)	(252)
Stock-based compensation expense	39,592	37,118
Unrealized foreign exchange (gain) loss	(88)	182
Realized loss on marketable securities	607	—
Changes in operating assets and liabilities:
Other receivables	663	(67)
Prepaid expenses and other current assets	(9,785)	1,245
Accounts payable and accrued liabilities	2,318	2,347
Operating lease liability	(962)	(902)
Other liabilities	3,158	—
Net cash used in operating activities	(197,637)	(127,004)

Investing activities:
Purchases of property, plant and equipment	(481)	(2,292)
Purchases of marketable securities	(294,757)	(465,914)
Proceeds from marketable securities	450,539	534,703
Net cash provided by investing activities	155,301	66,497

Financing activities:
Proceeds from exercise of stock options	3,576	—
Net cash provided by financing activities	3,576	—

Effect of exchange rate changes on cash and cash equivalents	562	(515)
Decrease in cash and cash equivalents	(38,198)	(61,022)
Cash and cash equivalents, beginning of period	142,712	148,643
Cash and cash equivalents, end of period	$104,514	$87,621

Supplemental disclosure of cash paid:
Operating lease	$1,280	$1,245
Income taxes	$9,542	$—

Supplemental disclosures of non-cash transactions:
Fair value of stock options exercised on a cashless basis	$12,567	$5,440

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

The Company has incurred significant operating losses since inception. As of September 30, 2025, the Company had an accumulated deficit of $1,140,119 and a net loss of $240,649 for the nine months ended September 30, 2025. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $555,256. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects the cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next 12 months from the issuance of the financial statements.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2024 Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the policy described in note 3 below.

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

The following table summarizes the fair value hierarchy levels used to determine the fair values of the Company’s cash and cash equivalents and marketable securities:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash, money market fund, mutual funds, commercial paper and U.S. treasuries	$104,514	$—	$—	$104,514	$142,712	$—	$—	$142,712

Marketable securities
Guaranteed investment certificates	$16,185	$—	$—	$16,185	$16,147	$—	$—	$16,147
U.S. treasuries	144,243	—	—	144,243	130,948	—	—	130,948
Commercial paper	—	64,676	—	64,676	—	66,905	—	66,905
Corporate debt securities	—	225,638	—	225,638	—	397,689	—	397,689
Total marketable securities	160,428	290,314	—	450,742	147,095	464,594	—	611,689
Total	$264,942	$290,314	$—	$555,256	$289,807	$464,594	$—	$754,401

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

As of September 30, 2025 and December 31, 2024, the Company did not hold any securities classified as Level 3 and there were no securities transferred between Level 1 and Level 2.

5.
Marketable securities:

Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive income (loss) and fair value of available-for-sale securities consisted of the following:

	September 30, 2025			December 31, 2024
	Amortized Cost	Unrealized Gain	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Contractual maturity of 0 to 1 years:
Guaranteed investment certificates	$15,728	$457	$16,185	$17,122	$(975)	$16,147
U.S. treasuries	89,282	65	89,347	72,989	147	73,136
Commercial paper	64,652	24	64,676	66,808	97	66,905
Corporate debt securities	187,118	428	187,546	327,448	557	328,005
Contractual maturity of 1 to 3 years:
U.S. treasuries	54,618	278	54,896	58,218	(406)	57,812
Corporate debt securities	37,877	215	38,092	69,726	(42)	69,684
Total	$449,275	$1,467	$450,742	$612,311	$(622)	$611,689

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

The cost components of the operating leases were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Cost
Operating lease expense	$411	$411	$1,228	$1,234
Variable lease expense(1)	210	206	617	619

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

The following table presents the weighted average remaining lease term, and the weighted average discount rates related to leases as of September 30, 2025 and 2024:

	September 30,	September 30,
	2025	2024
Lease Term and Discount Rate
Weighted average remaining lease term (years)	5.8	6.7
Weighted average discount rate	3.8%	3.8%

Future minimum lease payments as of September 30, 2025 were as follows:

Year ending December 31:
2025	$439
2026	1,803
2027	1,791
2028	1,091
2029	1,141
2030 and thereafter	3,009
Total future minimum lease payments	9,274
Less: imputed interest	(947)
Present value of lease liabilities	$8,327

7.
Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$4,554	$5,070
Accrued liabilities
Employee compensation, benefits, and related accruals	11,098	9,928
Research and development	17,504	12,061
Income and other taxes	231	5,686
Professional fees	2,518	762
Other	935	714
Total	$36,840	$34,221

8.
Share capital:
(a)
Pre-funded warrants:

As of September 30, 2025, 2,173,081 (2024 – 2,173,081) pre-funded warrants were outstanding. Each pre-funded warrant is exercisable for the purchase of a common share at the holder’s discretion at an exercise price of $0.0001, subject to certain post-exercise beneficial ownership limitations as provided under the terms of the pre-funded warrant. Pre-funded warrants to purchase common shares are not included in the number of issued and outstanding common shares.

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

(c)
Stock-based compensation:

The following table presents the components of stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense by award type:
Stock options	$12,754	$12,432	$37,564	$35,549
Performance share units (PSUs)	156	570	387	1,569
RSUs	795	—	1,641	—
Total	$13,705	$13,002	$39,592	$37,118

Stock Options

The following table presents stock option activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	Weighted Average Exercise Price ($)	2024	Weighted Average Exercise Price ($)
Outstanding, beginning of period	10,709,289	29.90	8,894,502	23.56
Granted	2,441,679	34.91	2,854,719	43.08
Exercised(1)	(1,287,675)	17.71	(627,662)	13.81
Forfeited, cancelled or expired	(678,993)	39.01	(108,180)	37.53
Outstanding, end of period	11,184,300	31.85	11,013,379	29.04
Exercisable, end of period	6,399,305	27.69	5,975,121	21.00

(1)
During the nine months ended September 30, 2025, 245,230 (2024 – nil) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 458,852 (2024 – 423,432) common shares for the cashless exercise of 1,042,445 (2024 – 627,662) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average risk-free interest rate	3.75%	3.72%	4.07%	4.05%
Expected volatility	62%	66%	61%	66%
Average expected term (in years)	5.12	5.65	5.75	5.82
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value of stock options granted	$20.25	$24.11	$20.48	$26.72

As of September 30, 2025, the unrecognized stock-based compensation expense related to unvested stock options was $99,682, which is expected to be recognized over 2.6 years.

PSUs

The following table presents PSU activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	Weighted Average Grant Date Fair Value ($)	2024	Weighted Average Grant Date Fair Value ($)
Outstanding, beginning of period	210,000	43.90	—	—
Granted	96,550	35.28	210,000	43.90
Vested	—	—	—	—
Forfeited	(49,100)	44.17	—	—
Outstanding, end of period	257,450	40.61	210,000	43.90

PSUs vest upon the achievement of certain predefined company-specific performance-based criteria, subject to continued employment to each performance objective achievement date.

As of September 30, 2025, the unrecognized stock-based compensation expense related to unvested PSUs that is probable to be achieved was $816. There is $6,912 of unrecognized stock-compensation expense related to PSUs that is not considered probable to be achieved. The recognition of these expenses is subject to the achievement of the performance-based criteria, which are reassessed at each reporting date.

RSUs

The following table presents RSU activity for the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2025	Weighted Average Grant Date Fair Value ($)
Outstanding, beginning of period	—	—
Granted	321,932	35.21
Vested	—	—
Forfeited	(8,550)	35.48
Outstanding, end of period	313,382	35.20

RSUs generally vest annually over a one-year period for directors and a four-year period for employees and officers, subject to continued service on each vesting date. As of September 30, 2025, the unrecognized stock-based compensation expense related to unvested RSUs was $9,390, which is expected to be recognized over 3.3 years.

9.
Collaboration revenue:

In December 2019, the Company entered into a license and collaboration agreement with Neurocrine Biosciences, Inc. to develop treatments for epilepsy, as described in the Company’s 2024 Annual Report on Form 10-K. The agreement also included a multi-year research collaboration to discover, identify and develop additional novel Nav1.6 and dual Nav1.2/1.6 inhibitors, which was completed in June 2022. As part of this ongoing collaboration, in February 2025, NBI-921355 progressed into a Phase 1 first-in-human study as a potential treatment for certain types of epilepsy and a $7,500 milestone was recognized in the nine months ended September 30, 2025. Consideration associated with performance milestones is recognized as revenue using the most likely amount method when it is probable that a significant reversal of the cumulative revenue recognized will not occur.

10.
Net loss per common share:

The following table presents the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(90,896)	$(62,790)	$(240,649)	$(168,645)
Denominator:
Common shares (weighted average)	77,074,895	75,753,124	76,789,894	75,557,563
Pre-funded warrants (weighted average)	2,173,081	2,173,081	2,173,081	2,173,081
Weighted average common shares outstanding – basic and diluted	79,247,976	77,926,205	78,962,975	77,730,644
Net loss per common share – basic and diluted	$(1.15)	$(0.81)	$(3.05)	$(2.17)

The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted average pre-funded warrants outstanding during the period, as they are exercisable at any time for nominal cash consideration (note 8a).

The Company reported net losses for the three and nine month periods ended September 30, 2025 and 2024, and therefore excluded the potentially dilutive outstanding securities from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect.

The following table summarizes potentially dilutive securities as of September 30, 2025 and 2024:

	September 30,	September 30,
	2025	2024
Stock options	11,184,300	11,013,379
PSUs	257,450	210,000
RSUs	313,382	—
Warrants	40,000	40,000
Total	11,795,132	11,263,379

11.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through September 30, 2025, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

The following table presents information about reported segment revenues, significant segment expenses, and segment loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$—	$7,500	$—

Less:
Direct external research and development costs
Azetukalner	42,676	29,569	117,582	76,126
Pre-clinical, discovery and other programs	8,834	5,916	19,912	15,746
Personnel-related expenses	21,680	17,019	66,706	47,926
Stock-based compensation expense	13,705	13,002	39,592	37,118
Other research and development costs	2,726	3,613	8,751	9,790
Other general and administrative costs	6,715	4,557	18,260	15,115
Interest income	(6,206)	(10,329)	(21,488)	(32,521)
Other segment items(1)	766	(557)	(1,166)	(655)
Net loss	$(90,896)	$(62,790)	$(240,649)	$(168,645)
(1)
Other segment items include foreign exchange gain (loss) and income tax (recovery) expense.

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
•
the initiation, timing, cost, progress and success of our research and development programs, pre-clinical studies and clinical studies;
•
our ability to advance product candidates into, and successfully complete, clinical studies;
•
our ability to recruit sufficient numbers of patients for our current and future clinical studies;
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
•
our future financial performance; and

•
the direct and indirect impact of pandemics, epidemics and other public health emergencies on our business and operations, including supply chain, manufacturing, research and development costs, clinical study conduct, clinical study data and employees.

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

Azetukalner Clinical Development

Azetukalner, a novel, highly potent, selective Kv7 potassium channel opener, represents the most advanced, clinically validated potassium channel modulator in late-stage clinical development for the treatment of multiple indications, including two in epilepsy – focal onset seizures, or FOS, and primary generalized tonic-clonic seizures, or PGTCS, – as well as neuropsychiatric disorders, including major depressive disorder, or MDD, and bipolar depression, or BPD.

Epilepsy Programs

•
Phase 3 X-TOLE2 study of azetukalner in FOS has completed patient enrollment with 380 patients randomized and topline data anticipated in early 2026.
•
Phase 3 X-TOLE3 study of azetukalner in FOS continues patient enrollment.
•
Phase 3 X-ACKT study of azetukalner in PGTCS continues to enroll patients and is intended to support regulatory submissions for an additional epilepsy indication.

Neuropsychiatric Programs

•
X-NOVA2 and X-NOVA3, the first two of three planned Phase 3 clinical studies evaluating azetukalner in patients with MDD, are underway.
•
X-CEED, the first of two planned Phase 3 clinical studies evaluating azetukalner in patients with BPD I and BPD II, is underway.

Early-Stage Pipeline: Next-Generation Ion Channel Modulators

We continue to expand our portfolio of innovative potential medicines using our expertise in discovering and developing potassium and sodium channel modulators.

•
Phase 1 Single Ascending Dose, or SAD, /Multiple Ascending Dose, or MAD, study is underway for XEN1701, our lead Nav1.7 development candidate for pain. IND-enabling work remains ongoing for additional Nav1.7 candidates. Nav1.7 is an important target for pain based on strong human genetic validation and may represent a new class of pain medicines without the limitations of opioids.

•
Phase 1 SAD/MAD study in healthy adult subjects is underway for XEN1120, a Kv7 channel opener in development for pain. Work remains ongoing with additional earlier Kv7 development molecules and chemistries with the hypothesis that Kv7 may have utility in a broad range of therapeutic indications, including seizure disorders, pain, and neuropsychiatric disorders, such as MDD and BPD.
•
IND-enabling studies are underway for our lead Nav1.1 candidate. Pre-clinical data suggests that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet Syndrome.

Partnered Program

•
As part of our ongoing collaboration with Neurocrine Biosciences, a Phase 1 study is underway for NBI-921355, an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development for the potential treatment of certain types of epilepsy.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the nine months ended September 30, 2025 and 2024, we recognized revenue of $7.5 million and nil, respectively, in connection with our agreement with Neurocrine Biosciences. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $240.6 million and $168.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1,140.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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
•
third-party expenses relating to formulation, process development and manufacture of drug substance and drug product for use in our pre-clinical testing, clinical studies and potential commercial supply;
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

We expect that our research and development expenses will increase substantially in the future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and we continue to conduct clinical studies, advance our internal drug discovery programs into pre-clinical development and continue our early-stage research. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, scope and duration of later-stage clinical studies.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2024 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on February 27, 2025. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three and nine months ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the three and nine months ended September 30, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2025 vs. 2024	Nine Months Ended September 30,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
Collaboration revenue	$—	$—	$—	$7,500	$—	$7,500
Research and development expenses	77,054	56,970	20,084	213,239	150,922	62,317
General and administrative expenses	19,282	16,706	2,576	57,564	50,899	6,665
Other:
Interest income	6,206	10,329	(4,123)	21,488	32,521	(11,033)
Foreign exchange gain (loss)	(89)	237	(326)	1,644	414	1,230
Loss before income taxes	$(90,219)	$(63,110)	$27,109	$(240,171)	$(168,886)	$71,285

Collaboration Revenue

Collaboration revenue of $7.5 million recognized during the nine months ended September 30, 2025 was related to a milestone payment in connection with the Neurocrine Collaboration. We did not recognize any revenue for the same period in 2024.

Research and Development Expenses

The following table summarizes research and development expenses for the three and nine months ended September 30, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2025 vs. 2024	Nine Months Ended September 30,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
Direct external costs:
Azetukalner	$42,676	$29,569	$13,107	$117,582	$76,126	$41,456
Pre-clinical, discovery and other programs	8,834	5,916	2,918	19,912	15,746	4,166
Indirect costs:
Personnel-related (including stock-based compensation)	22,818	17,872	4,946	66,994	49,260	17,734
Other unallocated expenses	2,726	3,613	(887)	8,751	9,790	(1,039)
Research and development expenses	$77,054	$56,970	$20,084	$213,239	$150,922	$62,317

Direct external costs related to azetukalner increased by $13.1 million and $41.5 million for the three and nine months ended September 30, 2025, respectively, primarily due to our ongoing Phase 3 clinical studies in epilepsy and MDD, as well as start-up costs for our Phase 3 BPD program. Pre-clinical, discovery and other program costs increased by $2.9 million and $4.2 million for the three and nine months ended September 30, 2025, respectively, due to the advancement of XEN1120, XEN1701 and other potential drug candidates targeting Kv7, Nav1.7 and Nav1.1. Personnel-related costs increased by $4.9 million and $17.7 million for the three and nine months ended September 30, 2025, respectively, due to higher headcount to support late-stage development and an increase in stock-based compensation expense.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2025 vs. 2024	Nine Months Ended September 30,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$12,567	$12,149	$418	$39,304	$35,784	$3,520
Professional and consulting fees	4,112	2,619	1,493	11,223	9,836	1,387
Other	2,603	1,938	665	7,037	5,279	1,758
General and administrative expenses	$19,282	$16,706	$2,576	$57,564	$50,899	$6,665

Personnel-related costs increased by $3.5 million for the nine months ended September 30, 2025, primarily due to higher headcount to support our expanding research and development activities and future potential commercialization. Professional and consulting fees increased by $1.5 million and $1.4 million for the three and nine months ended September 30, 2025, respectively, due to an increase in pre-commercial expenses, partially offset by lower legal costs associated with our ongoing business activities. Other general and administrative costs increased by $1.8 million for the nine months ended September 30, 2025, primarily due to higher information technology costs to support our ongoing business activities.

Other Income

The following table summarizes our other income for the three and nine months ended September 30, 2025 and 2024 together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2025 vs. 2024	Nine Months Ended September 30,		Change 2025 vs. 2024
	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
Interest income	$6,206	$10,329	$(4,123)	$21,488	$32,521	$(11,033)
Foreign exchange gain (loss)	(89)	237	(326)	1,644	414	1,230
Other income	$6,117	$10,566	$(4,449)	$23,132	$32,935	$(9,803)

Interest income decreased by $4.1 million and $11.0 million for the three and nine months ended September 30, 2025, respectively, due to a lower average balance of marketable securities as well as lower average market yields on investments. The increase in foreign exchange gains of $1.2 million for the nine months ended September 30, 2025 was due to fluctuations in the value of the Canadian dollar and a higher balance of cash and cash equivalents and marketable securities denominated in Canadian dollars.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through September 30, 2025, we have raised aggregate net cash proceeds of approximately $1.4 billion primarily from the issuance of equity securities. As of September 30, 2025, we had cash and cash equivalents and marketable securities of $555.3 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, or the ATM Program, and a new prospectus supplement was filed with the SEC on August 9, 2024, pursuant to which we refreshed the ATM Program and may sell common shares having gross proceeds of up to $350.0 million, from time to time. As of September 30, 2025, an aggregate of 310,000 common shares have been sold for proceeds of $12.1 million, net of commissions and transaction expenses.

Funding Requirements

We have incurred significant operating losses since inception. As of September 30, 2025, we had an accumulated deficit of $1,140.1 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we prepare for the potential commercial launch of azetukalner; invest significantly to further develop azetukalner for our current and future indications; advance additional product candidates into pre-clinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; manufacture larger quantities of our product candidates of clinical development and potential commercialization; hire additional commercial, clinical, scientific, management and administrative personnel; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our estimates and assumptions may prove to be wrong, and we cannot guarantee that our existing capital resources will be sufficient to conduct and complete all of our anticipated research and development efforts and future commercialization efforts. Additionally, the process of testing drug candidates in clinical studies is costly, and the timing of progress in these studies remains uncertain. Further, inflation may affect our use of capital resources by increasing our cost of labor and research and development expenses. Our long-term funding requirements will consist of operational, capital, and manufacturing expenditures, including those contractual commitments described below. Because of the inherent risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our long-term anticipated pre-clinical studies and clinical studies.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(197,637)	$(127,004)
Net cash provided by investing activities	155,301	66,497
Net cash provided by financing activities	3,576	—

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities totaled $197.6 million, compared to $127.0 million for the same period in 2024. The increase in cash used in operating activities was primarily driven by higher research and development and general and administrative expenses, lower interest income, as well as changes in operating assets and liabilities, partially offset by revenue recognized in connection with our collaboration agreement with Neurocrine Biosciences during the nine months ended September 30, 2025.

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities totaled $155.3 million, compared to $66.5 million for the same period in 2024. The change was driven primarily by a decrease in the purchase of marketable securities, net of redemptions, and a decrease in the purchases of property, plant and equipment.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $3.6 million, compared to nil for the same period in 2024. The change was primarily driven by proceeds from stock option exercises during the nine months ended September 30, 2025.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2024 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on February 27, 2025.

As of September 30, 2025, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Outstanding Share Data

As of October 30, 2025, we had 77,275,005 common shares issued and outstanding, outstanding pre-funded warrants to purchase 2,173,081 common shares, outstanding stock options to purchase 11,265,622 common shares, outstanding performance share units convertible into 257,450 common shares and outstanding restricted share units convertible into 349,282 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of September 30, 2025, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $497.3 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$79.6 million.

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

Interest rate sensitivity

As of September 30, 2025, we had cash and cash equivalents and marketable securities of $555.3 million. Our interest rate sensitivity is primarily attributable to our cash and cash equivalents and marketable securities. A 100 basis point, or 1%, increase in interest rates would have resulted in approximately a $2.7 million decrease in the fair value of our marketable securities as of September 30, 2025. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical studies. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $240.6 million and $168.6 million for the nine months ended September 30, 2025 and 2024, respectively, and an accumulated deficit of $1,140.1 million as of September 30, 2025, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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

Our expenses could increase beyond expectations for a variety of reasons, including if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform clinical and other studies including post-approval commitments in addition to those that we currently anticipate, or if there are any delays in establishing appropriate manufacturing arrangements to support our clinical studies, the development of any of our product candidates or commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We do not generate any revenue from product sales and may never become profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical studies, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our existing or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payers. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and our existing or future collaborators may never succeed in these activities and, even if we do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA, EMA or other regulatory authorities to perform clinical studies in addition to those currently expected, or if there are any delays in completing our clinical studies or the development of any of our product candidates.

If any of our product candidates fail in clinical studies or do not gain regulatory approval, or if any of our future products, if any, once approved, fail to achieve market acceptance or adequate market share, we may never become profitable. If we are unable to generate sufficient revenue to become profitable and remain so, our financial condition and operating results will be negatively impacted, and the market price of our common shares might be adversely impacted.

We will need to raise additional funding, which may not be available on acceptable terms, if at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product discovery and development programs or commercialization efforts or other operations.

Since our inception, we have dedicated most of our resources to the discovery and development of our pre-clinical and clinical product candidates. We expect to continue to spend substantial amounts of resources to continue the pre-clinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of capital in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we, or our collaborators, do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies.

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

We have no marketed proprietary products and have not yet completed clinical development beyond Phase 2 clinical studies, which makes it difficult to assess our ability to develop our future product candidates and commercialize any resulting products independently.

As a company, we have no previous experience in completing a Phase 3 clinical study and related regulatory requirements including a New Drug Application, or NDA, or equivalent submission, or the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval, manufacture drug substance or drug product on a registrational and commercial scale or arrange for a third-party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates. To execute on our business plan for the development of independent programs, we will need to successfully:

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
•
build and implement effective market access strategy and gain market acceptance for our future products, if any; and
•
manage our spending as costs and expenses increase due to clinical studies, regulatory approvals and commercialization activities.

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

If we fail to attract and retain our executive officers and key personnel, we may be unable to successfully develop our product candidates, perform our obligations under our collaboration agreements, conduct our clinical studies and commercialize our product candidates.

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

Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Any misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical studies or creating fraudulent data in our pre-clinical studies or clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, officers, directors, agents and representatives, including consultants, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or claims, demands, or lawsuits stemming from an actual or alleged failure to comply with these laws and regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves, achieving a favorable settlement or otherwise asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations. Additionally, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

In the ordinary course of business, we process personal data and other sensitive information, including our proprietary and confidential business data, trade secrets, intellectual property, data about study participants collected in connection with clinical studies, and other sensitive data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information that apply to most U.S. healthcare providers with which we interact, such as our U.S. clinical study sites. At the state level, the California Consumer Privacy Act of 2018, or CCPA, as amended and supplemented by the California Privacy Rights Act, imposes obligations on businesses to which it applies. The CCPA allows for statutory fines for noncompliance. Although the CCPA exempts some data processed in the context of clinical studies, the CCPA, to the extent applicable to our business and operations, may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Other states have also enacted data privacy laws. In addition, Washington state enacted the My Health, My Data Act, a health-focused consumer privacy law, which took effect in March 2024. This law imposes obligations related to the collection and sharing of certain health-related information that is not subject to HIPAA and that does not fall within certain other exceptions in the law. Other states have enacted, or are in the process of enacting, similar health-focused consumer privacy laws. Additional data privacy and security laws have been proposed and enacted at the federal, state, and local levels in recent years, which could further complicate compliance efforts. For example, in June 2024, the Protecting Americans’ Data from Foreign Adversaries Act of 2024 took effect. This law prohibits data brokers from making available certain personally identifiable sensitive data of U.S. individuals to “foreign adversary” countries, such as the People’s Republic of China, or the PRC, and entities controlled by such countries. Additionally, in January 2025, the U.S. Department of Justice published a final rule implementing President Biden’s Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.” This final rule prohibits certain data brokerage transactions and transactions involving certain bulk human genomic data, including human genomic data and biospecimens from which such data can be derived, with restricted persons and jurisdictions, such as the PRC. The final rule also places restrictions on certain vendor, employment and investment agreements with such jurisdictions. Most provisions of the final rule are scheduled to take effect in April 2025. These restrictions may affect our ability to engage in collaborations or license agreements with entities in restricted countries or with a nexus to such countries going forward.

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

Although we endeavor to comply with all applicable data privacy and security obligations, these obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to how to comply, and potentially requiring us to modify our policies and practices, which may be costly and may divert the attention of management and technical personnel. Further, we may at times fail, or be perceived to have failed, to have complied and could face significant consequences. These consequences may include, but are not limited to, government enforcement actions, investigations and other proceedings; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations, including our clinical studies; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Our business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure, or other compromise of our systems and/or information, including information held by a third-party contractor or vendor.

We rely on both internal information technology systems and networks, and those of third-party vendors and contractors, to acquire, transmit, store and otherwise process information in connection with our business activities. Our ability to effectively manage our business depends on the security, reliability and adequacy of our and our third-party contractors’ and vendors’ technology systems. Any incident, whether hostile or inadvertent, that adversely impacts the confidentiality, integrity or availability of our systems and/or data, including phishing, business email compromise, social engineering, ransomware or other malware, or any security breach, security incident or other destruction, loss, or unauthorized use or other processing of data maintained or otherwise processed by us or on our behalf could result in a loss of intellectual property or misappropriation of trade secrets, disruptions to our business and operations, subject us to increased costs and require us to expend time and resources to address the matter, may subject us to claims, demands, and proceedings by private parties, regulatory investigations and other proceedings, and fines, penalties, and other liability and have a material adverse effect on our business. In addition, the loss, alteration or other damage to or other unavailability of pre-clinical data or clinical study data from completed or ongoing clinical studies for our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any cyber-attack, security breach or incident, or other destruction, loss or unauthorized processing of data maintained or otherwise processed by us or on our behalf, or the perception any such matter has occurred, could result in actual or alleged violations of applicable U.S. and international privacy, data protection, information security and other laws and regulations, harm our reputation and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal proceedings and liability. In addition, we may incur significant additional expense to implement further measures relating to privacy, data protection and information security, whether in response to an actual or perceived security breach or incident or otherwise.

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

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we operate and plan to operate outside the U.S., including those countries outside the U.S. in which we are conducting clinical studies. As we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

•
different regulatory requirements for conducting clinical studies, registering and maintaining approval of, manufacturing and advertising drugs in foreign countries;
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

•
potential or actual violations of domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international import, export and re-export control and sanctions laws and regulations, the likelihood of which may increase with an increase of operations in foreign jurisdictions, directly or indirectly through third parties (whose corrupt or other illegal conduct may subject us to liability), which may involve interactions with government agencies or government-affiliated hospitals, universities and other organizations, such as conducting clinical studies, selling our products, and obtaining necessary permits, licenses, patent registrations, and other regulatory approvals;
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

We currently have no products approved for commercial sale and are investing significant efforts and financial resources in the development of our clinical-stage product candidate, azetukalner for the treatment of epilepsy, MDD, BPD and potentially other neurological disorders. Our future business success depends on the continued development and ultimate regulatory approval of azetukalner. We will need to successfully enroll and complete our azetukalner Phase 3 clinical studies and any other future Phase 3 clinical studies. The future regulatory and commercial success of azetukalner is subject to a number of risks, including:

•
successful patient enrollment in clinical studies and ultimate completion of clinical studies;
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

Results of pre-clinical studies and/or earlier clinical studies may not be predictive of the results of later-stage clinical studies and the results of our clinical studies may not satisfy regulatory requirements and we may experience delays or unexpected difficulties in obtaining regulatory approval.

The results of pre-clinical studies, either generated by us, by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical study results. In addition, published clinical data or case reports from third parties or early clinical study data of our product candidates may not be predictive of the results of later-stage clinical studies. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical studies enrolling more patients may fail to show the desired safety and efficacy results or otherwise fail to be consistent with the results of earlier studies of the same product candidate. Later clinical study results may not replicate earlier clinical studies for a variety of reasons, including differences in study design, different study endpoints (or lack of study endpoints in exploratory studies), patient population, number of patients, patient selection criteria, study duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases or disorders under study lack established clinical endpoints, validated measures of efficacy, as is often the case with disorders for which no drugs have been developed previously and where the product candidates target novel mechanisms.

Further, our product candidates may not be approved even if they achieve their primary endpoints in our Phase 3 clinical studies. The FDA, EMA or foreign regulatory authorities may disagree with our study design and our interpretation of data from pre-clinical studies and clinical studies or require additional data. In addition, any of these regulatory authorities may change its requirements or recommendations for the approval of a product candidate at any time in the future, even after reviewing and providing comments or advice on a protocol for a pivotal clinical study that, if successful, would potentially form the basis for an application for approval by the FDA, EMA or another foreign regulatory authority. For example, the FDA may refuse to accept our planned NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval. If the FDA does not approve our planned NDA, it may require that we conduct additional clinical, nonclinical or manufacturing studies before it will reconsider our application. Depending on the extent of these or any other studies required by the FDA or another regulatory authority, approval of an NDA or equivalent filing may be significantly delayed or we may be unable to obtain approval of an NDA or equivalent filing because such studies may require us to expend more resources than we have available. Furthermore, applicable regulatory authorities may also approve our product candidates for a narrower indication or population than we request or may grant approval contingent on the performance of costly post-marketing commitments.

Interim, initial, “top-line” and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our pre-clinical studies and clinical studies, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular pre-clinical study or clinical study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies or studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and could have a material adverse effect on the success of our business. In addition, the information we choose to publicly disclose regarding a particular study or clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, results of operations, prospects or financial condition. Further, disclosure of interim, top-line or preliminary data by us or by our competitors could result in volatility in the price of our common shares.

Clinical studies may fail to demonstrate adequately the safety and efficacy of our, or our collaborators’, product candidates at any stage of clinical development. Terminating the development of any of our, or our collaborators’, product candidates could materially harm our business and the market price of our common shares.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we, or our collaborators, must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical studies that each product candidate is both safe and effective for use in each target indication. Failure can occur at any time during the clinical study process. Clinical studies often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical studies are never approved as products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. In addition to the safety and efficacy studies of any product candidate, clinical study failures may result from a multitude of factors including flaws in study design, dose selection, statistical analysis plan, placebo effect, patient enrollment criteria, patient compliance and study execution. Data obtained from studies and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Failure of a clinical study due to any of these reasons could materially harm our business and the market price of our common shares.

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical studies may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical studies and may delay regulatory approval. Negative or inconclusive results from our, or our collaborators’, clinical studies could lead to a decision or requirement to conduct additional pre-clinical testing or clinical studies or result in a decision to terminate the continued development of a product candidate. For example, in October 2021, we released topline data from our Phase 2b X-TOLE clinical study of azetukalner in adult patients with focal epilepsy. In addition, in November 2023, we released topline data from our Phase 2 X-NOVA clinical study of azetukalner in patients with MDD. There can be no assurance that our ongoing azetukalner Phase 3 clinical studies or any other future Phase 3 clinical studies will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of azetukalner. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

If our, or our collaborators’, product candidates are not shown to be both safe and effective in clinical studies, such product candidates will be unable to obtain regulatory approval or be successfully commercialized. In addition, our, or our collaborators’, failure to demonstrate positive results in clinical studies in any indication for which we, or our collaborators, are developing clinical product candidates could adversely affect development efforts in other indications. In such case, we would need to develop other compounds and conduct associated pre-clinical testing and clinical studies, as well as potentially seek additional financing, all of which would have a material adverse effect on our business, growth prospects, operating results, financial condition and results of operations.

We, or our collaborators, may find it difficult to enroll patients in our clinical studies which could delay or prevent the successful completion of clinical studies of our product candidates.

We, or our collaborators, may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete clinical studies in a timely manner, or at all. Patient enrollment for clinical studies is affected by factors including:

•
severity of the disease or disorder under investigation;
•
design of the study protocol;
•
size of the patient population and geographic dispersion;
•
identification of patients;
•
eligibility criteria for the study in question;
•
perceived risks and benefits of the product candidate under study;
•
our ability to recruit clinical study investigators with the appropriate competencies, staff and experience;
•
proximity and availability of clinical study sites for prospective patients;
•
availability of competing therapies and clinical studies;
•
efforts to facilitate timely enrollment in clinical studies; and
•
patient referral practices of physicians.

Our and our collaborators' clinical studies will compete with other clinical studies for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our studies may instead opt to enroll in a study being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical studies at the same clinical study sites that some of our competitors use, which will reduce the number of patients who are available for our clinical studies at such clinical study sites.

Our and our collaborators' inability to enroll a sufficient number of patients for our clinical studies would result in significant delays or might require us to abandon one or more clinical studies altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical studies, affect product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, any of which could cause the value of our company to decline and limit our ability to obtain additional financing if needed.

Our success also depends on the collective performance, contributions, and expertise of the personnel who manage our clinical study sites. There is significant competition for qualified personnel, particularly those with higher educational degrees, in the biopharmaceutical and related services industries. Increased personnel turnover and labor shortages facing the biopharmaceutical services industry could have a negative impact on the third parties we rely on to execute our clinical studies. While we seek to choose study sites with adequate staffing support, we cannot be certain that personnel turnover or the broader labor market dynamics in this industry will not negatively impact our study sites. If our sites are negatively impacted by these factors, our ability to enroll our clinical studies in a timely fashion may be hindered and might negatively affect our business, development timelines, and financial condition.

We, or our collaborators, may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our, or our collaborators’, product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we, or our collaborators, must demonstrate through extensive pre-clinical studies and clinical studies that our, or our collaborators’, product candidates are safe and effective in humans. We, or our collaborators, may experience delays in completing our, or our collaborators’, clinical studies or pre-clinical studies, and initiating or completing additional clinical studies or pre-clinical studies, including as a result of regulators not allowing or delay in allowing clinical studies to proceed under an IND, or not approving or delaying approval for any clinical study application or similar approval we need to initiate a clinical study. We, or our collaborators, may also experience numerous unforeseen events during our clinical studies that could delay or prevent our, or our collaborators’, ability to complete development for a product candidate, or receive marketing approval or commercialize the product candidates we, or our collaborators, develop, including:

•
delay or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical study at a prospective study site, or their suspension or termination of a clinical study once commenced;
•
inability to reach agreement with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites, or the breach of such agreements;
•
we may experience challenges or delays in recruiting principal investigators or study sites to lead our clinical studies;
•
side effects or adverse events in study participants presenting an unacceptable safety risk;
•
failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements, including good clinical practices, or GCPs;
•
difficulty in having patients complete a study, adhere to the study protocol, or return for post-treatment follow-up;
•
the number of subjects or patients required for clinical studies of our product candidates may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, and the number of clinical studies being conducted at any given time may be high and result in fewer available patients for any given clinical study, or patients may drop out of these clinical studies at a higher rate than we anticipate;
•
clinical sites deviating from study protocol or dropping out of a study;
•
we may have to amend clinical study protocols submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which it may be required to resubmit to an IRB and regulatory authorities for re-examination;
•
challenges or delays with accessing certain species of animals to complete our pre-clinical studies;
•
problems with investigational medicinal product storage, stability and distribution;
•
our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our pre-clinical studies and clinical studies, including supply chain issues resulting from any events affecting raw material supply or manufacturing capabilities abroad;
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

These risks and uncertainties could impact any of our, or our collaborators’, clinical programs and any of the clinical, regulatory or operational events described above could change our, or our collaborators’, planned clinical and regulatory activities. Challenges in enrolling and retaining patients in our clinical studies, including in our azetukalner Phase 3 clinical studies, whether as a result of pandemics, geopolitical events, or for any other reasons, may further delay the studies or cause them to be discontinued.

The results of any Phase 3 or other pivotal clinical studies may not be adequate to support marketing approval. These clinical studies are lengthy and usually involve many hundreds to thousands of patients. Clinical studies can also be lengthy due to the challenge of identifying patients. Even if patients are successfully identified, they may fail screening criteria, including baseline seizure burden for epilepsy clinical studies, and, as a result, not be enrolled in the study. Any challenges associated with identifying, screening and/or enrolling patients in our studies may extend the time needed to complete our clinical studies or require additional sites to be initiated in order to achieve target enrollment numbers and to complete our clinical studies, which may increase the cost of our operations and/or delay the timing of our regulatory approval. In addition, if the FDA, EMA or another foreign regulator disagrees with our, or our collaborators’, choice of the key testing criterion, or primary endpoint, or if the results for the primary endpoint are not robust or significant relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA or other foreign regulators also may require additional clinical studies as a condition for approving any of these product candidates.

We, or our collaborators, could also encounter delays if a clinical study is suspended or terminated by us, by our collaborators, by the IRBs of the institutions in which such study is being conducted, by any Data Safety Monitoring Board for such study, or by the FDA, EMA or other foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols, inspection of the clinical study operations or study site by the FDA, EMA or other foreign regulatory authorities resulting in the imposition of a clinical hold, product candidate manufacturing problems, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical study. In addition, delays can occur due to safety concerns arising from studies or other clinical data regarding another company’s product candidate in the same compound class as one of ours.

Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical study protocols to reflect these changes or to include additional objectives that could yield important scientific information critical to our overall development strategy. The protocol amendment process often requires review and approval by several review bodies, including regulatory agencies and scientific, regulatory and ethics boards and IRBs which may affect timely completion of a clinical study. Further, these protocol amendments may not be accepted by the review bodies in the form submitted, or at all, which may impact costs, timing or successful completion of a clinical study.

If we, or our collaborators, experience delays in the completion of, or termination of, any clinical study of one of our product candidates, the commercial prospects of the product candidate may be harmed, the period during which we may have the exclusive right to commercialize our products under patent protection could be shortened, and our, or our collaborators’, ability to commence product sales and generate product revenue from the product will be delayed. In addition, any delays in completing our clinical studies will increase our costs and slow down our product candidate development and approval process and may ultimately lead to the termination of a clinical study and development of a product candidate. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our, or our collaborators’, product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or comparable foreign regulatory authorities.

Results of our clinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, while adverse events in our X-TOLE and X-NOVA clinical studies were generally mild or moderate in severity, there can be no guarantee that we will observe a similar tolerability profile of azetukalner in our ongoing Phase 3 clinical studies or in other future clinical studies. Many compounds that initially showed promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our studies are conducted, could suspend, limit or terminate our clinical studies, or the independent safety monitoring committee could recommend that we suspend, limit or terminate our studies, or the FDA, EMA or comparable foreign regulatory authorities could order us to cease clinical studies or deny approval of our product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could delay recruitment of clinical study subjects or cause subjects that enroll in our clinical studies to discontinue participation in our clinical studies. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical studies and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that are administered our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

Moreover, clinical studies of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical studies. Consequently, it is possible that our clinical studies may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through pre-clinical to late-stage clinical studies towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results, and/or to target different populations. Such changes may also result in inventions that result in additional patent protection. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with the same formulation in adults or with other formulations. Unexpected changes in the performance of a new formulation may affect the results of planned clinical studies or other future clinical studies conducted with the altered materials. This could delay completion of clinical studies, require the conduct of additional bridging clinical studies or the repetition of one or more clinical studies, increase clinical study costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our, or our collaborators’, ability to commence product sales and generate revenue.

The regulatory approval processes of the FDA, EMA and regulators in other foreign jurisdictions are lengthy, time-consuming and inherently unpredictable. If we, or our collaborators, are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, our business may be substantially harmed.

The regulatory approval process is expensive and the time required to obtain approval from the FDA, EMA or other foreign regulatory authorities in other jurisdictions to sell any product is uncertain and may take years. Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of pre-clinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and even if the pre-clinical studies show promising results and clinical studies are successfully completed, we cannot guarantee that the FDA, EMA or other foreign regulatory authorities in other jurisdictions will interpret the results as we do, and more studies, manufacturing-related studies or non-clinical studies could be required before we submit our product candidates for approval. Many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical studies have nonetheless failed to obtain marketing approval of their products. To the extent that the results of our studies and studies are not satisfactory to the FDA, EMA or other foreign regulatory authorities in other jurisdictions for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional studies in support of potential approval of our product candidates. It is also possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or other foreign regulatory authorities may disagree with the design or implementation of our, or our collaborators’, clinical studies;
•
we, or our collaborators, may be unable to demonstrate to the satisfaction of the FDA, EMA or foreign other regulatory authorities that a product candidate is safe and effective for its proposed indication;
•
the results of clinical studies may not meet the level of statistical significance required by the FDA, EMA or other foreign regulatory authorities for approval;

•
we, or our collaborators, may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA, EMA or other foreign regulatory authorities may disagree with our, or our collaborators’, interpretation of data from pre-clinical studies or clinical studies;
•
the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an NDA, or other submission or to obtain regulatory approval in the U.S. or elsewhere;
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

Even if we, or our collaborators, obtain approval for a particular product, regulatory authorities may grant approval contingent on the performance of costly post-approval commitments including clinical studies, or may approve a product with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product.

In addition, the FDA, EMA or other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, or CTIS, a new clinical trial portal and database that will be maintained by the EMA, in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. The CTR authorizes EU Member States to regulate certain aspects of clinical trials at the national level. To the extent an EU Member State where we plan to conduct any of our clinical studies is slow to adopt CTIS or implements other regulatory changes at the national level, or technical issues are encountered with the CTIS system and/or process, our clinical study may be delayed in such EU Member State, and our costs may be increased. The main legislation that applies to clinical trials in the United Kingdom, or UK, is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the EU Clinical Trials Directive into domestic law. The UK has implemented the Integrated Research Application System, which allows a single application to be reviewed by both the Medicines and Healthcare products Regulatory Agency and a research ethics committee at the same time. Requirements and obligations that relate to the conduct of clinical trials in the UK remain largely aligned with the EU position. A statutory instrument to amend the Medicines for Human Use (Clinical Trials) Regulations 2004 was laid before parliament on December 12, 2024, and will come into force in early 2026 after a 12-month implementation period to address the research sector’s need for a more efficient, streamlined and adaptable regulatory framework for clinical trials. Complying with changes in regulatory requirements in different jurisdictions can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans, including our azetukalner Phase 3 clinical studies, may be impacted.

Additionally, because there may be approved treatments for some of the diseases or disorders for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate in clinical studies that the product candidates we develop to treat those diseases or disorders are not only safe and effective, but may need to be compared to existing products, which may make it more difficult for our product candidates to receive regulatory approval or adequate reimbursement.

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
•
injury to our reputation;
•
withdrawal of clinical study participants;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to study participants or patients;
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

Even if a product is approved, the FDA or another applicable regulatory authority, as the case may be, may limit the indications for which the product may be marketed, require extensive precautions and warnings on the product labeling or require expensive and time-consuming post-approval commitments including clinical studies or onerous risk management activities, including Risk Evaluation and Mitigation Strategies, or REMS, in the U.S. as conditions of approval to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug.

For any approved product, we, or our collaborators, will need to ensure continued compliance with extensive regulations and requirements regarding the manufacturing processes, labeling, packaging, serialization, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with current good manufacturing practices, or cGMP, good distribution practices, or GDP, and current good clinical practices, or cGCP, for any clinical studies that we, or our collaborators, are required to conduct post-approval.

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

We may in the future develop product candidates that are considered controlled substances in multiple jurisdictions, such as the U.S., Canada, and the EU, which will expose us to additional controlled substance regulatory requirements in each applicable jurisdiction where we engage in regulated activities, including storage, manufacture, research, clinical studies, import, and export, among other activities. For example, obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of our controlled substance product candidates and may extend our anticipated timelines for clinical studies we run.

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

Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical study that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we, or our collaborators, are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

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

We do not own or operate manufacturing or testing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients, or APIs, in our product candidates and the final drug product formulation for all of our product candidates that are being used in our clinical studies and pre-clinical studies as well as packaging, labelling and distribution of clinical study supplies. Our current strategy is to outsource all manufacturing of our product candidates to third parties.

In addition, we rely on our collaborators, either directly or through CMOs, to manufacture product candidates licensed to them or to work with CMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for pre-clinical testing and clinical studies and intend to do so for the commercial manufacture of our products. If we, or our collaborators, are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we, or our collaborators, may not be able to successfully produce sufficient supply of a product candidate or we, or our collaborators, may be delayed in doing so. Such failure or substantial delay could delay our clinical studies and materially harm our business. The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

In order to produce sufficient quantities to meet the demand for clinical studies and, if approved, subsequent commercialization of our product candidates, our third-party manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the quality of the product, then we may not be able to meet the requirements for registration and validation and the demands of clinical studies or market demands, which could delay regulatory approvals and decrease our ability to generate profits and have a material adverse impact on our business and results of operation.

We rely on third parties to conduct our pre-clinical studies and clinical studies. If these third parties do not successfully carry out their contractual duties, including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed.

We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party collaborators, to monitor, support, conduct and/or oversee pre-clinical and clinical studies of our current and future product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit study subjects than if we conducted these studies with our own personnel. For example, an investigator-sponsored Phase 2 proof-of-concept clinical study examining azetukalner in MDD and anhedonia is being conducted in partnership with academic collaborators at the Icahn School of Medicine at Mount Sinai.

If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll patients on a timely basis or otherwise conduct our studies in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical study information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical studies of our future product candidates may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA, EMA or other foreign regulatory agencies.

Ultimately, we are responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.

We, our CROs and CMOs are required to comply with current good laboratory practices, or cGLP, cGCP and cGMP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these regulations through periodic inspections of clinical study sponsors, principal investigators, clinical study sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or CMOs fail to comply with these applicable regulations, the clinical data generated in our non-clinical studies and clinical studies may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, EMA or another foreign regulatory authority may require us to perform additional clinical studies before approving our marketing applications. Upon inspection, the FDA, EMA or another foreign regulatory authority could determine that any of our clinical studies fail or have failed to comply with applicable cGCP regulations. In addition, our clinical studies must be conducted with product produced under the cGMP regulations enforced by the FDA, EMA and other foreign regulatory authorities, and our clinical studies may require a large number of test subjects. Our failure to comply with cGLP, cGCP and cGMP regulations may require us to repeat clinical studies or manufacture additional batches of drug, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs or CMOs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or if this is asserted or reported to have occurred.

If any of our clinical study sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical studies unless we are able to transfer the care of those patients to another qualified clinical study site. Further, if our relationship with any of our CROs or CMOs is terminated, we may be unable to enter into arrangements with alternative CROs or CMOs on commercially reasonable terms, or at all.

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

Third parties may be able to sustain the costs of complex intellectual property litigation or proceedings more effectively than we can. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to conduct our clinical studies, continue our internal research programs, in-license needed technology, or enter into strategic collaborations that would help us bring our product candidates to market.

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
•
negative or inconclusive results from clinical studies of our product candidates, leading to a decision or requirement to conduct additional pre-clinical testing or clinical studies or resulting in a decision to terminate the continued development of a product candidate;
•
delays of clinical studies of our product candidates;
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
•
our dependence on third parties, including our collaborators, CROs, clinical study sponsors and clinical investigators;
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

Item 5. Other Information

Rule 10b5-1 Trading Plans

On August 15, 2025, Dr. Gillian Cannon, a member of the Board of Directors, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plan provides that commencing June 5, 2026, Dr. Cannon will sell 45% of the gross shares issued upon the settlement of Dr. Cannon's vesting 2,645 restricted share units at then-prevailing market prices. The plan terminates on the earlier of the date all shares under the trading plan are sold or June 30, 2026.

On August 17, 2025, Dr. Gary Patou, a member of the Board of Directors, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plan provides that commencing June 5, 2026, Dr. Patou will sell 50% of the gross shares issued upon the settlement of Dr. Patou's vesting 2,645 restricted share units at then-prevailing market prices. The plan terminates on the earlier of the date all shares under the trading plan are sold or June 30, 2026.

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

10.1#	Employment Agreement, dated October 4, 2025, by and between the Company and Thomas Kelly.	8-K/A	001-36687	10.1	October 17, 2025

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: November 3, 2025
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: November 3, 2025
	By:	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer