Form 10-K
period 2025-12-31
Xenon Pharmaceuticals Inc.
filed 2026-02-26
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on The Nasdaq Global Market on June 30, 2025, was approximately $2,404.9 million. Common shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares of the Registrant outstanding as of February 23, 2026 was 83,190,316.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2025.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, Massachusetts

XENON PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

Item 1. Business

We are a neuroscience-focused biopharmaceutical company dedicated to drug discovery, clinical development and commercialization of life-changing therapeutics for patients in need. We are advancing a differentiated product pipeline led by our investigational candidate, azetukalner, which is being studied in multiple Phase 3 studies in epilepsy, major depressive disorder, or MDD, and bipolar depression, or BPD. Our early-stage pipeline includes Kv7 potassium channel openers and Nav sodium channel modulators being advanced for select high‑need indications, including pain.

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
•
Identifying opportunities to further expand our pipeline through indication expansion, acquisition, or in-licensing of external product candidates; and
•
Commercializing product candidates alone or in collaboration with others, including our late-stage investigational candidate, azetukalner, which is being studied in epilepsy and depression.

Our Pipeline

Our Product Candidates

Azetukalner

Azetukalner, a novel, potent Kv7 potassium channel opener, represents the most advanced, clinically-validated potassium channel modulator in late-stage clinical development for the treatment of multiple indications, including two in epilepsy – focal onset seizures, or FOS, and primary generalized tonic-clonic seizures, or PGTCS, – as well as neuropsychiatric disorders, including MDD or BPD.

Epilepsy Programs

Focal Onset Seizures

Phase 3 azetukalner clinical studies in FOS (X-TOLE2 and X-TOLE3) continue to progress. The X-TOLE2 study has completed enrollment with 380 patients randomized, and the topline data readout is anticipated in the first half of March 2026. The X-TOLE3 study continues to enroll and is intended to support regulatory submissions outside the United States. X-TOLE3 enrollment in all countries except Japan is expected to complete in 2026.

Designed closely after the Phase 2b X-TOLE clinical study, the Phase 3 X-TOLE2 and X-TOLE3 clinical studies are multicenter, randomized, double-blind, placebo-controlled studies evaluating the clinical efficacy, safety, and tolerability of 15 mg or 25 mg of azetukalner administered orally with food as adjunctive treatment in approximately 360 patients with FOS per study. The primary efficacy endpoint is the median percent change, or MPC, in monthly seizure frequency from baseline through the 12-week double-blind period, or DBP, of azetukalner compared to placebo. Upon completion of the DBP in the Phase 3 FOS epilepsy studies, eligible patients may enter an open label extension, or OLE, study for up to three years.

Primary Generalized Tonic-Clonic Seizures

The Phase 3 X-ACKT clinical study continues to enroll patients and is intended to support potential regulatory submissions in an additional epilepsy indication of PGTCS. X-ACKT is a multicenter, randomized, double-blind, placebo-controlled study evaluating the clinical efficacy, safety, and tolerability of 25 mg of azetukalner administered with food as adjunctive treatment in approximately 160 patients with PGTCS. The primary efficacy endpoint is the MPC in monthly PGTCS frequency from baseline through the 12-week DBP of azetukalner compared to placebo. Upon completion of the DBP in the X-ACKT study, eligible patients may enter an OLE study for up to three years.

Summary of Azetukalner Clinical Results in Epilepsy

Phase 1: Phase 1 studies conducted in healthy subjects suggested that azetukalner was generally well tolerated in the doses examined, and its pharmacokinetic profile supported a once-daily dosing schedule with food and without the need for titration, which has been utilized in all Phase 2 and Phase 3 studies. In addition, data from a Phase 1b transcranial magnetic stimulation, or TMS, study – which was designed to assess azetukalner’s ability and potency to modulate cortical excitability – demonstrated activity in the target central nervous system, or CNS, tissue and helped inform dose selection for our Phase 2b clinical study.

Phase 2b X-TOLE Clinical Study: In October 2021, we announced topline results from the Phase 2b X-TOLE clinical study, which was designed as a randomized, double-blind, placebo-controlled, multicenter study to evaluate the clinical efficacy, safety, and tolerability of 10 mg, 20 mg, or 25 mg of azetukalner administered as once-daily adjunctive treatment with food in adult patients with focal epilepsy. The study included a total of 325 randomized and treated subjects in the safety population and 323 subjects in the modified intent-to-treat population for the efficacy analyses. Subjects had an average age of 40.8 ± 13.3 years, and 8.9%, 40.6%, or 50.5% of the subjects were on and continued taking one, two, or three stable background anti-seizure medications, or ASMs, throughout the study, respectively, and failed a median of six previous ASMs prior to study entry. The median baseline seizure frequency across the study groups was approximately 13.5 seizures per 28 days. Of the 285 subjects who completed the double-blind period, 96.5% entered the OLE to evaluate the long-term safety, tolerability, and effectiveness of azetukalner.

Summary of X-TOLE Efficacy Results in the DBP: The X-TOLE study met its primary efficacy endpoint with azetukalner demonstrating a statistically significant and dose-dependent reduction from baseline in monthly (defined as 28 days) focal seizure frequency when compared to placebo (monotonic dose response; p<0.001). Primary and secondary measures in the topline data set included a pairwise comparison of each active dose to placebo and a responder analysis with the proportion of patients who achieved a 50% or greater reduction in monthly focal seizure frequency from baseline. Azetukalner demonstrated a statistically significant reduction from baseline in monthly focal seizure frequency in pairwise comparisons to placebo for all three azetukalner doses. The median percent reduction in monthly focal seizure frequency was 52.8% in the azetukalner 25 mg group, 46.4% in the azetukalner 20 mg group, and 33.2% in the azetukalner 10 mg group compared to 18.2% in the placebo group. Statistical significance was achieved for all dose groups compared to placebo with 2-sided p-values of p<0.001 for 25 mg vs. placebo, p<0.001 for 20 mg vs. placebo, and p=0.035 for 10 mg vs. placebo. A prespecified secondary endpoint of the study was a responder analysis, which compared the proportion of study subjects treated with azetukalner who achieved a ≥50% reduction in monthly focal seizures versus placebo. The percentage of subjects who achieved a ≥50% reduction in monthly focal seizures was 54.5% in the azetukalner 25 mg group, 43.1% in the azetukalner 20 mg group, and 28.3% in the azetukalner 10 mg group compared to 14.9% in the placebo group. Statistical significance was achieved for all dose groups compared to placebo with 2-sided p-values of p<0.001 for 25 mg vs. placebo, p<0.001 for 20 mg vs. placebo, and p=0.037 for 10 mg vs placebo. In addition to the topline data, further sub-analyses were presented in December 2021. These sub-analyses include the proportion of patients with at least a 75% reduction in monthly focal seizure frequency from baseline along with the proportion of patients who achieved 100% reduction in monthly seizure frequency from baseline. Efficacy results are summarized in the following table; all p-values are 2-sided comparing the active dose to placebo for the prespecified primary and secondary seizure reduction endpoints:

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

Summary of X-TOLE Safety Results in the DBP: Azetukalner was generally well tolerated in the DBP with adverse events, or AEs, generally consistent with other ASMs. The incidence of treatment-emergent adverse events, or TEAEs, was higher in the treatment groups as compared to the placebo group, with 62.3% of patients in the placebo group, 67.4% of patients in the azetukalner 10 mg group, 68.6% of patients in the azetukalner 20 mg group, and 85.1% of patients in the azetukalner 25 mg group experiencing at least one TEAE. The TEAEs that were greater than or equal to 5% in all treatment arms were attributed to nervous system disorders; psychiatric disorders; general disorders; gastrointestinal disorders; eye disorders; and infections – with the majority related to the central nervous system, mild or moderate in severity, and occurring early in the treatment period. Across all azetukalner dose groups (n=211), the most common TEAEs were dizziness (n=52, 24.6%), somnolence (n=33, 15.6%), fatigue (n=23, 10.9%), and headache (n=21, 10.0%). The breakdown of subjects with dizziness across dose groups including placebo is as follows: 8 subjects (7.0%) in the placebo group, 3 subjects (6.5%) in the 10 mg group, 13 subjects (25.5%) in the 20 mg group, and 36 subjects (31.6%) in the 25 mg group. The incidence of treatment-emergent serious adverse events, or SAEs, was similar in all four arms of the study with 2.6% of patients in the placebo group, 4.3% of patients in the azetukalner 10 mg group, 3.9% of patients in the azetukalner 20 mg group, and 2.6% of patients in the azetukalner 25 mg group experiencing at least one treatment-emergent SAE. There were 3.5% of subjects in the placebo group, 2.2% of subjects in the azetukalner 10 mg group, 13.7% of subjects in the azetukalner 20 mg group, and 15.8% of subjects in the azetukalner 25 mg group that had an AE leading to treatment discontinuation. Two TEAEs of urinary retention were reported in the active treatment groups, one of which required a dose reduction, and both subjects remained on drug with no other changes or intervention. There was no evidence of urinary retention based upon mean differences across treatment groups in the total or individual items of the American Urological Association Symptom Index. There was no cardiovascular signal of concern based on vital signs from resting or orthostatic tests; there were no safety signals of concern from physical or neurologic exams; and there were no signals of concern from ECGs, safety labs or urinalysis. Weight changes were modest with mean (SD) changes of 0.2 kg (2.4) in the placebo group, 0.6 kg (2.3) in the 10 mg group, 1.6 kg (2.2) in the 20 mg group and 1.9 kg (2.9) in the 25 mg group.

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

The most recent interim data from the ongoing 7-year X-TOLE OLE, in which participants received open‑label azetukalner at a dose of 20 mg once daily with food, were presented in December 2025. For ongoing OLE patients, monthly MPC reductions in FOS frequency ranged from 61% to 82% during month one to OLE study month 24 and were maintained at 91% at OLE study month 48. Patients who were receiving one to two ASMs at baseline experienced higher monthly MPC reductions in FOS frequency from baseline at OLE study month 48 (100% seizure reduction, n=60), compared to those receiving three ASMs (82% seizure reduction, n=69). For those participants who were treated for >48 months in the OLE, 38% (50/131) achieved seizure freedom for a period of at least 12 months. Long-term safety of azetukalner in the OLE was comparable with the safety observed in the DBP. Retention rates with azetukalner at 12, 24, 36, and 48 months into the OLE study period were 66%, 60%, 52%, and 46%, respectively.

About Epilepsy and Seizure Types

Epilepsy is a chronic neurologic disorder, the hallmark of which is recurrent, unprovoked and unpredictable seizures. Individuals are diagnosed with epilepsy if they have two unprovoked seizures (or one unprovoked seizure with the likelihood of recurrent seizures) that were not caused by a known and reversible medical condition. Seizures are generally described in two major groups: focal onset seizures or FOS, and generalized seizures. FOS are the most common type of seizure experienced by people with epilepsy. FOS are localized within the brain and can either stay localized or spread to the entire brain, which is typically categorized as a secondarily generalized seizure. Approximately 60% of people with epilepsy in the U.S. have FOS, which results in a total patient population of approximately 1.8 million. Generalized seizures affect both sides of the brain or groups of cells on both sides of the brain at the same time. This term includes primary generalized tonic-clonic seizures, or PGTCS, absence seizures, and atonic seizures. Approximately 30% of people with epilepsy in the U.S., or approximately 0.9 million, have generalized seizures, of which the majority experience PGTCS. The remaining 10% of people with epilepsy in the U.S. experience seizures characterized as unknown onset seizures, which occurs when the beginning of the seizure is unknown. As more information is learned, unknown onset seizures may later be diagnosed as focal onset or generalized seizures.

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

Neuropsychiatric Programs

We continue to explore the applicability of azetukalner in neuropsychiatric disorders based on establishing a strong scientific rationale, availability of preclinical and clinical data, and a determination of unmet medical needs. Phase 3 studies evaluating azetukalner in major depressive disorder, or MDD, and bipolar depression I or II, or BPD, are underway.

Major Depressive Disorder

Our Phase 3 MDD program currently includes two multicenter, randomized, double-blind, placebo-controlled clinical studies to evaluate the clinical efficacy, safety, and tolerability of 20 mg of azetukalner administered orally with food over the 6-week DBP as monotherapy treatment in approximately 450 patients with moderate-to-severe MDD per study. The primary efficacy endpoint is the change from baseline in the HAM-D17 score at week 6 in patients who received azetukalner compared to placebo. Upon completion of the DBP, eligible patients may enter an OLE study for up to 12 months. Two Phase 3 clinical studies evaluating azetukalner in patients with MDD, X-NOVA2 and X-NOVA3, are currently enrolling patients. Topline data from X-NOVA2 are expected in the first half of 2027.

Bipolar Depression

Our Phase 3 BPD program currently includes one multicenter, randomized, double-blind, placebo-controlled clinical study to evaluate the clinical efficacy, safety, and tolerability of 20 mg of azetukalner administered orally with food over the 6-week DBP as monotherapy treatment in approximately 400 patients with BPD I or II. The primary efficacy endpoint is the change from baseline in the Montgomery-Åsberg Depression Rating Scale, or MADRS, score at week 6 in patients who received azetukalner compared to placebo. Upon completion of the DBP, eligible patients may enter an OLE study for up to 12 months.

Summary of Azetukalner Clinical Results in MDD

Phase 2 Proof-of-Concept X-NOVA Clinical Study: In November 2023, we reported topline results from the randomized, double-blind, placebo-controlled, Phase 2 proof-of-concept X-NOVA clinical study, which evaluated the clinical efficacy, safety, and tolerability of 10 mg and 20 mg of azetukalner taken once daily with food in 168 patients with moderate to severe MDD. The primary objective was to assess the efficacy of azetukalner compared to placebo on improvement of depressive symptoms in subjects diagnosed with moderate to severe MDD, using the MADRS score change through week 6.

Summary of X-NOVA Efficacy Data in the DBP: The primary endpoint of the study was a change in MADRS at week 6. The mean reduction was 13.90 in the placebo group, 15.61 in the azetukalner 10 mg group and 16.94 in the azetukalner 20 mg group. A clear dose response and a clinically meaningful, but not statistically significant, 3.04 difference between placebo and the azetukalner 20 mg group (p=0.135) was observed. A significant change was achieved on the following additional endpoints in the study:

•
Pre-specified endpoint of the Hamilton Depression Rating Scale, or HAM-D17, at week 6 with a mean reduction of 10.18 in the placebo group and 13.26 in the azetukalner 20 mg group (p=0.042 (nominal));
•
Key secondary endpoint of a change in the Snaith-Hamilton Pleasure Scale, or SHAPS, measuring anhedonia at week 6 with a reduction of 5.30 in the placebo group and 7.77 in the azetukalner 20 mg group (p=0.046 (nominal));
•
MADRS at week 1 with a mean reduction of 4.88 in the placebo group and 7.54 in the azetukalner 20 mg group (p=0.047 (nominal)) demonstrating early onset of efficacy; and
•
At least minimally improved symptoms of depression as assessed by physicians using the Clinical Global Impression of Improvement, or CGI-I, (p=0.004 (nominal)); in the azetukalner 20 mg group compared to placebo.

Summary of X-NOVA Safety and Tolerability Data in the DBP: Azetukalner was generally well tolerated with similar rates of adverse events reported across all treatment arms. The most commonly reported TEAEs in the azetukalner 20 mg group included dizziness (17.9%), somnolence (10.7%), headache (8.9%), and disturbance in attention (8.9%), as compared to the placebo group which reported dizziness (7.3%), somnolence (1.8%), headache (12.7%), and disturbance in attention (0%). Rates of discontinuation were similar across all treatment arms and rates of discontinuation due to TEAEs were low with three patients in the azetukalner 20 mg group (5.4%), as compared to two patients in the placebo group (3.6%). No serious adverse events, or SAEs, were reported in the two azetukalner treatment groups and there were two patients (3.6%) in the placebo group who experienced a treatment-emergent SAE. Azetukalner was not associated with notable weight gain, and patients did not report notable sexual dysfunction.

About Major Depressive Disorder (MDD) and Bipolar Disorder (BPD)

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

BPD refers to the depressive episodes that are part of bipolar disorder, a psychiatric condition impacting an estimated 6 million U.S. adults. On average, patients diagnosed with bipolar disorder spend 3 times as many days with depressive symptoms than with manic/hypomanic symptoms, and the severity of depressive symptoms has been associated with functional impairment, reduced quality of life, and a higher prevalence of attempted suicide. Effective treatments for BPD are limited, and many patients are non-adherent due to intolerability and side effects. There remains a significant unmet medical need for safe and effective therapies to treat patients with BPD.

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

Early-Stage Pipeline: Next Generation Ion Channel Modulators

We continue to expand our portfolio by leveraging our extensive ion channel expertise to discover and develop potassium and sodium channel therapeutics.

Pain

Acute and chronic pain affects more people than diabetes, heart disease, and cancer combined, yet effective, long-term treatment options are scarce. Acute pain serves as the body's normal, short-term alarm signal in response to an injury or illness. In contrast, chronic pain is a widespread condition defined by the International Association for the Study of Pain, or IASP, as pain that lasts or recurs for more than three months, persisting even after the initial cause has healed. 2021 data from the US Centers for Disease Control and Prevention, or CDC, show that chronic pain affects more than one in five American adults, often impacting daily life and well-being.

In 2025, we initiated two Phase 1 Single Ascending Dose/Multiple Ascending Dose, or SAD/MAD, studies in healthy adult participants investigating two novel potential candidates for pain. The first is for XEN1701 targeting the sodium channel Nav1.7 – an important pain-related target based on strong human genetic validation. The second is for XEN1120 targeting the Kv7 potassium channel. Both Nav1.7 and Kv7 represent potential new classes of pain medicines without the limitations of opioids. Completion of both Phase 1 SAD/MAD studies is expected in 2026, and we plan to evaluate the results of both studies for their potential to support initiating Phase 2 proof-of-concept studies in acute pain.

Epilepsy

Investigational New Drug, or IND, application-enabling studies are ongoing for our Nav1.1 program for the treatment of Dravet syndrome. Pre-clinical data suggest that targeting Nav1.1 could potentially address the underlying cause and symptoms of the disease.

Our Partnered Program with Neurocrine Biosciences

In December 2019, we entered into a license and collaboration agreement with Neurocrine Biosciences to develop treatments for epilepsy. The agreement also included a multi-year research collaboration to discover, identify and develop additional novel Nav1.6 and Nav1.2/1.6 inhibitors, which was completed in June 2022. As part of this ongoing collaboration, NBI-921355, a Nav1.2/1.6 sodium channel inhibitor, has progressed into a Phase 1 first-in-human study as a potential treatment for certain types of epilepsy, and the study remains ongoing. For a more detailed description of the terms of this agreement with Neurocrine Biosciences, see “—Collaborations, Commercial and License Agreements” below.

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

Except for the activities set forth in the development plans, Neurocrine Biosciences is solely responsible, at its sole cost and expense, for all development and manufacturing of the compounds and any pharmaceutical product that contains a compound, subject to the Co-Funding Option (as defined below). We will have the right to elect to co-fund the development of one product in the first indication that meets or exceeds a specified prevalence threshold, or a Major Indication, under such development plan and to receive a mid-single digit percentage increase in royalties owed on the net sales as calculated pursuant to the terms of the Collaboration Agreement, or Net Sales, of such products in the U.S., or the Co-Funding Option. If we exercise the Co-Funding Option, the parties will share equally all reasonable and documented costs and expenses that Neurocrine Biosciences incurs in connection with the development of such product in the applicable indication, except costs and expenses that are solely related to the development of such product for regulatory approval outside the U.S. We have not exercised this option as of February 26, 2026.

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

In February 2025, NBI-921355, a Nav1.2 and Nav1.6 sodium channel inhibitor in development for the potential treatment for certain types of epilepsy, progressed into a Phase 1 clinical study in healthy adult participants, triggering a $7.5 million milestone payment to us.

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

In August 2020, we entered into an amendment to the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through December 31, 2025, we have paid $2.0 million based on progress against these milestones. We remain responsible for future potential payments of up to $6.0 million in regulatory milestones. There are no royalty obligations to 1st Order.

Intellectual Property

As part of our business strategy, we strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover our product candidates and their methods of use and processes for their manufacture, as well as other inventions that are important to our business. We plan to continue to expand our intellectual property estate by filing patent applications for new inventions directed to, among other things, compositions, methods of use, treatment and patient selection, formulations and manufacturing processes created or identified from our ongoing development of our product candidates and future products. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

As of December 31, 2025, we owned, co-owned or licensed 22 U.S. issued patents, 68 issued patents in foreign jurisdictions (exclusive of European and Eurasian patent national validations), and over 295 pending patent applications.

With regard to azetukalner, as of December 31, 2025, we owned 8 U.S. issued patents, 36 issued patents in foreign jurisdictions (exclusive of European and Eurasian patent national validations) and over 170 pending patent applications. The issued patents, along with any additional patents issuing from these applications, are expected to expire between 2028 and 2046 (absent any extensions of term).

With regard to our selective inhibitors of Nav1.6 and/or Nav1.2 (including NBI-355, formerly known as XEN193), as of December 31, 2025, we owned 10 U.S. issued patents, 30 issued patents in foreign jurisdictions (exclusive of European and Eurasian patent national validations), and over 35 pending patent applications. The issued patents, along with any additional patents issuing from these applications, are expected to expire between 2037 and 2046 (absent any extensions of term). Pursuant to our collaboration with Neurocrine Biosciences, Neurocrine Biosciences controls the prosecution, maintenance and other matters relating to some of the patent portfolio for the selective Nav1.6 inhibitors and dual Nav1.2/1.6 inhibitors subject thereto, although we have a right to comment.

With regard to our development programs, including targets related to Kv7 (exclusive of azetukalner), Nav1.1 and Nav1.7, as of December 31, 2025, we owned 4 U.S. issued patents and over 80 pending patent applications. The issued patents, along with any patents issuing from these applications, are expected to expire between 2036 and 2046 (absent any extensions of term).

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers or public health systems to secure favorable coverage and reimbursement as well as the commercial success of our product candidates.

Aside from the product marketplace, our competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites, recruiting patients for clinical studies, and by acquiring technologies complementary to, or necessary for, our programs.

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

If one or more of our proprietary or partnered product candidates is approved for the treatment of epilepsy, we anticipate that they could potentially compete with other anti-seizure medications, or ASMs, or one another. Commonly prescribed ASMs include brivaracetam, carbamazepine, cenobamate, clobazam, eslicarbazepine acetate, ethosuximide, gabapentin, lacosamide, lamotrigine, levetiracetam, oxcarbazepine, perampanel, phenytoin, topiramate, and valproate. There are other ASMs in development that could potentially compete with our products, including product candidates in development from Biohaven Ltd., Jazz Pharmaceuticals, plc, Neurona Therapeutics Inc., NeuShen Therapeutics, Inc., Otsuka Pharmaceutical Co. Ltd., Praxis Precision Medicines, Inc., QurAlis Corporation, Rapport Therapeutics, Inc., SK Life Science Inc., Supernus Pharmaceuticals, Inc. and Zhimeng Biopharma, Inc. If one or more of our proprietary product candidates were approved for the treatment of MDD, we anticipate that they could potentially compete with other anti-depressant medications, or ADs. Patients with MDD are typically treated with a variety of ADs, which include selective serotonin reuptake inhibitors, or SSRIs, benzodiazepines, serotonin / norepinephrine reuptake inhibitors, or SNRIs, norepinephrine and dopamine reuptake inhibitors, or NDRIs, N-methyl-D-aspartate, or NMDA, receptor agonists and atypical antipsychotics. Currently prescribed antidepressants include benzodiazepines, brexpiprazole, bupropion, bupropion/dextromethorphan, cariprazine, citalopram, duloxetine, escitalopram, esketamine, fluoxetine, ketamine, lumateperone, sertraline, trazodone, tricyclic agents, venlafaxine, vilazodone and vortioxetine. We are aware of several companies developing product candidates for the treatment of MDD including AbbVie Inc., Alto Neuroscience, Inc., Axsome Therapeutics, Inc., Johnson & Johnson Innovative Medicine, Neumora Therapeutics, Inc., Neurocrine Biosciences, Inc., Otsuka Pharmaceutical Co. Ltd., and Vanda Pharmaceuticsals, Inc. If one or more of our proprietary product candidates were approved for the treatment of depressive episodes associated with bipolar I or II disorder (bipolar depression), we anticipate that they could potentially compete with other generic antipsychotic and atypical antipsychotic medications. Patients with bipolar depression are typically treated with a variety of atypical antipsychotics as well as mood stabilizers and sometimes in combination with antidepressants. We are aware of several companies developing product candidates for the treatment of bipolar depression including Alto Neuroscience, Inc., Autobahn Therapeutics, Inc., Eli Lilly and Company, Neumora Therapeutics, Inc. and NeuroRx, Inc.

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

The data required to support an NDA is generated in two distinct development stages: pre-clinical and clinical. For new chemical entities, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, evaluating purity and stability, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the pre-clinical tests must comply with federal regulations, including GLPs and the U.S. Department of Agriculture’s Animal Welfare Act. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical studies and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical study can begin. Some long-term pre-clinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical studies due to safety concerns or non-compliance. Accordingly, submission of an IND does not guarantee the FDA will allow clinical studies to begin, or that, once begun, issues will not arise that could cause the study to be suspended or terminated.

If the FDA accepts the IND, the drug can then be studied in human clinical studies to determine if the drug is safe and effective. The clinical stage of development involves the administration of the drug product to human subjects, including patients, under the supervision of qualified investigators in accordance with GCPs, which establish standards for conducting, recording data from, and reporting the results of clinical studies, and also include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical study.

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

Post-approval clinical studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. In certain instances, the FDA may mandate the performance of Phase 4 clinical studies as a condition of approval of an NDA. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical study investigators.

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

Further, due to disasters and public health emergencies, we may be required to develop and implement additional clinical study policies and procedures designed to help protect subjects. For example, the FDA has issued guidance on conducting clinical studies during major disruptions due to disasters and public health emergencies, which describes a number of considerations for sponsors of clinical studies impacted by these events, to ensure the safety of study participants, maintaining GCP compliance, and minimizing risks to study integrity. We may be required to make further adjustments to our clinical studies or business operations based on current or future guidance and regulatory requirements as a result of major disruptions due to disasters and public health emergencies.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the marketing application, the FDA will issue a complete response letter, which typically describes all of the specific deficiencies in the application identified by the FDA. The deficiencies identified may be minor (e.g., requiring labeling changes) or major (e.g., requiring additional clinical studies). Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval will be limited to the specific diseases and dosages studied in clinical studies, and the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing pursuant to a REMS request, or otherwise limit the scope of any approval. Drug approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a drug is intended to treat a serious or life threatening disease or condition for which there is no effective treatment and demonstrates the potential to address an unmet medical need for the disease or condition. Under the fast track program, the sponsor of a drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the drug candidate. The FDA must make a fast track designation determination within 60 days after receipt of the sponsor’s request. In addition to other benefits, such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. A fast track drug also may be eligible for accelerated approval and priority review. In addition, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data emerging in the clinical study process.

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

Under the provisions of the new Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted by Congress in 2012, a sponsor can request designation of a drug candidate as a “breakthrough therapy,” typically by the end of the drug’s Phase II studies. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. For breakthrough therapies, the FDA may take certain actions, such as intensive and early guidance on the drug development program, that are intended to expedite the development and review of an application for approval.

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

U.S. Patent Term Extension and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the product’s FDA approval date. Only one patent applicable to an approved product is eligible for extension and the application for the patent term extension must be submitted within 60 days of receipt of FDA approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves any application for patent term extension.

Under the Hatch-Waxman Act, a drug product containing a new chemical entity as its active ingredient is entitled to five years of market exclusivity. A drug product is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is defined as the molecule or ion responsible for the activity of the drug substance, excluding those appended portions of the molecule that cause the drug to be an ester, salt, or other noncovalent derivative. During this exclusivity period, the FDA may not approve an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted to the FDA after four years if it contains an appropriate certification of patent invalidity or non-infringement.

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

A drug product can also obtain pediatric market exclusivity in the U.S. and which, if granted, adds six months to existing marketing exclusivities and any Orange Book-listed patent term(s). This six-month exclusivity, which runs from the end of other exclusivity periods and/or patent term(s), may be granted based on the timely, voluntary, and as-agreed upon completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, even if the data do not show that the drug product was effective in the pediatric population studied.

Additional Regulation

Manufacturing, sales, promotion and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, the activities of pharmaceutical manufacturers are subject to federal and state laws designed to prevent “fraud and abuse” in the healthcare industry. The laws generally limit financial interactions between manufacturers and healthcare providers or other participants in the healthcare industry and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Pharmaceutical manufacturers are also required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. Participation in such programs may require tracking and reporting of certain drug prices. Manufacturers are subject to fines and other penalties if such prices are not reported accurately. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Additionally, prescription drug products must comply with the Drug Supply Chain Security Act, or DSCSA, and its requirements for product tracing and supply chain security. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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
•
National MAs, which are issued by the NCAs of the EEA member states and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a member state of the EEA, this national MA can be progressively recognized in other EEA member states through the mutual recognition procedure. If the product has not received a national MA in any EEA member state at the time of application, it can be approved simultaneously in various EEA member states through the decentralized procedure. Under the decentralized procedure, an identical dossier is submitted to the NCAs of each of the EEA member states in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or the RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other EEA member states, referred to as the Concerned Member States, for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all EEA member states to which an application was submitted.

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

For example, in 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the PPACA, was enacted and includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. In the U.S., in recent years, including under the current United States presidential administration, the pharmaceutical industry has been a particular focus of such reform efforts and has been significantly affected by major legislative, administrative, and executive initiatives. For example, the Inflation Reduction Act (IRA) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the PPACA Medicare Part D coverage gap discount program), and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. More recently, an Executive Order was issued in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs, and increasing drug importation. In May 2025, another Executive Order was issued that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States, and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price, In the wake of the Executive Orders and related executive initiatives, some pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices or reached agreements with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government offering pharmaceutical direct-to-consumer channels has also been launched. Federal agencies are developing new drug pricing pilot programs, such as a Medicaid model which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers. Many of these reform initiatives would require additional legal and/or administrative action to implement- and may be subject to change.

Other healthcare reform efforts actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured patients.

At the state level, legislatures have passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing costs disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, a number of states have enacted states drug price transparency and reporting laws that increase compliance burdens and exposure for non-compliance.

Further, a number of states have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws if and when we have marketed products. These and other health reform measures that are implemented may have a material adverse effect on our operations.

Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty.

Other government actions could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the Trump Administration’s announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations. We expect that healthcare reform measures that have been or in the future may be adopted, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm any future revenue generation. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

We may be subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws, and false claims laws, for activities related to sales of any products reimbursable by third party payers such as federal healthcare programs (including Medicare and Medicaid) or, in some cases, commercial health plans. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying anything of value to generate business, including the purchase, prescription or use of a particular drug. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payers that are false or fraudulent. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such laws.

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

Federal laws, including the Medicaid Drug Rebate Program, require pharmaceutical manufacturers to calculate, certify and report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs. These laws are complex and the failure to calculate reported prices correctly or provide appropriate prices and rebates can expose a manufacturer to penalties and other sanctions.

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

Human Capital

Our board of directors and management recognize that creating long-term enterprise value is advanced by considering the interests and concerns of many stakeholders, including those of our employees. As of December 31, 2025, we had 370 employees, including 358 full-time and part-time regular employees, of which 183 are located in Canada and 175 are located in the U.S. Of our employees, 263 were primarily engaged in research and development, 107 of whom hold a Ph.D. or M.D. (or equivalent) degree, and 107 were engaged in general and administrative or commercial activities. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We have established comprehensive and competitive total compensation and benefits programs to attract and retain highly qualified personnel and to incentivize and reward strong performance. In addition to providing our employees with competitive salaries, we believe that employees should share in the potential financial gains resulting from the advancement of our programs by way of annual bonuses to regular employees based on the achievement of corporate and/or individual objectives. To align the interests of our employees with those of our shareholders, we award stock options and RSUs to all regular employees, both upon initial hiring and annually thereafter. Our leave programs include paid vacation, personal, sick, disability and other paid and unpaid leaves. Our health and wellness programs include medical, dental, vision care, retirement savings, employee assistance programs, flexible work schedules and other benefits.

As a biopharmaceutical company with highly educated employees, we believe that our employees must stay current with advances in our industry and continue to grow in their careers. We support our employees' further development through a variety of internal training and external professional development opportunities, including conference attendance and tuition assistance to complete advanced degrees.

We recruit the best-qualified employees regardless of sex, gender, ethnicity, race, religion, or other protected traits, and it is our policy to comply with all applicable laws related to discrimination in the workplace. We are committed to diversity, equity, inclusion and accessibility at all levels of our company.

Manufacturing

We currently rely, and expect to continue to rely, on third-party contract manufacturers, or CMOs, to manufacture (or produce sufficient quantities of materials required for the manufacture of) our product candidates for pre-clinical testing and clinical studies, and we intend to do so for the commercial manufacture of our products. Similarly, we may rely on collaborators to manufacture, either directly or through CMOs, product candidates licensed to them. Accordingly, we have not internally developed any manufacturing facilities or hired related personnel.

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

Corporate Information

We were incorporated in the Province of British Columbia on November 5, 1996 under the predecessor to the Business Corporations Act (British Columbia) under the name “Xenon Bioresearch Inc.” We continued from British Columbia to the federal jurisdiction pursuant to Section 187e of the Canada Business Corporations Act, or the CBCA, on May 17, 2000 and concurrently changed our name to “Xenon Genetics Inc.” We registered as an extra-provincial company in British Columbia on July 10, 2000 and changed our name to “Xenon Pharmaceuticals Inc.” on August 24, 2004. We had one wholly-owned subsidiary as of December 31, 2025, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. Our principal executive offices are located at 3650 Gilmore Way, Burnaby, British Columbia, Canada V5G 4W8, and our telephone number is (604) 484-3300. We are a reporting issuer in British Columbia, Alberta and Ontario, but our shares are not listed on any recognized Canadian stock exchange. Our common shares trade on the Nasdaq Global Market under the symbol “XENE.”

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical studies. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $345.9 million, $234.3 million and $182.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and an accumulated deficit of $1,245.4 million as of December 31, 2025, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected by decisions made by insurers or other third-party payers or public health systems to secure favorable coverage and reimbursement as well as the commercial success of our product candidates.

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

We have no marketed proprietary products and are advancing clinical development through Phase 3 clinical studies for our azetukalner program in epilepsy, major depressive disorder, and bipolar depression. These studies may not result in regulatory approval or successful commercialization of our product candidates.

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

While we are advancing our Phase 3 clinical studies in azetukalner, significant risks remain. There can be no assurance that these or any future clinical studies will be successful, that we will be able to obtain regulatory approval, or that we will be able to manufacture or independently commercialize any product candidates. We may encounter delays or difficulties in advancing our product candidates through late-stage development, obtaining regulatory approval, or achieving commercial success, which could adversely affect our business prospects.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information that apply to most U.S. healthcare providers with which we interact, such as our U.S. clinical study sites. At the state level, many jurisdictions in which we are operating also have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act, or CCPA. CCPA and similar state comprehensive consumer privacy laws create consumer rights protection and impose obligations on businesses on which they apply, including requirements to conduct data processing risk assessments, to enter data processing agreements with vendors and other third-parties with whom a business shares personal information, and to make detailed disclosures to residents of those states about the business’ data collection, use and sharing practices. Many of these state laws also allow for statutory fines for noncompliance. In addition, several states have enacted health-focused consumer privacy laws, such as Washington state's My Health, My Data Act, which impose obligations related to the collection and sharing of certain health-related information that is not subject to HIPAA and that does not fall within certain other exceptions in the law. Although these state consumer data and consumer health data privacy laws generally exempt some data processed in the context of clinical studies, to the extent they are applicable in our business and operations, these laws may increase compliance costs and potential liability with respect to other personal information we maintain about residents of these states.

Additional data privacy and security laws have been proposed and enacted at the federal, state, and local levels in recent years, which could further complicate compliance efforts. For example, in June 2024, the Protecting Americans’ Data from Foreign Adversaries Act of 2024 took effect. This law prohibits data brokers from making available certain personally identifiable sensitive data of U.S. individuals to “foreign adversary” countries, such as the People’s Republic of China, or the PRC, and entities controlled by such countries. Additionally, in January 2025, the U.S. Department of Justice published a final rule implementing President Biden’s Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern,” which became effective in April 2025. This final rule prohibits certain data brokerage transactions involving certain bulk sensitive personal information, including human genomic data and biospecimens from which such data can be derived, with restricted persons and jurisdictions, such as the PRC. The final rule also places restrictions on certain vendor, employment and investment agreements with such jurisdictions. These restrictions may affect our ability to engage in collaborations or license agreements with entities in restricted countries or with a nexus to such countries going forward.

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

We rely on both internal information technology systems and networks, and those of third-party vendors and contractors, to acquire, transmit, store and otherwise process information in connection with our business activities. Our ability to effectively manage our business depends on the security, reliability and adequacy of our and our third-party contractors’ and vendors’ technology systems. Any incident, whether hostile or inadvertent, that adversely impacts the confidentiality, integrity or availability of our systems and/or data, including phishing, business email compromise, social engineering, ransomware or other malware, or any security breach, security incident or other destruction, loss, or unauthorized use or other processing of data maintained or otherwise processed by us or on our behalf could result in a loss of intellectual property or misappropriation of trade secrets, disruptions to our business and operations, subject us to increased costs and require us to expend time and resources to address the matter, may subject us to claims, demands, and proceedings by private parties, regulatory investigations and other proceedings, and fines, penalties, and other liability and have a material adverse effect on our business. In addition, the loss, alteration or other damage to or other unavailability of pre-clinical data or clinical study data from completed or ongoing clinical studies for our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any cyberattack, security breach or incident, or other destruction, loss or unauthorized processing of data maintained or otherwise processed by us or on our behalf, or the perception any such matter has occurred, could result in actual or alleged violations of applicable U.S. and international privacy, data protection, information security and other laws and regulations, harm our reputation and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal proceedings and liability. In addition, we may incur significant additional expense to implement further measures relating to privacy, data protection and information security, whether in response to an actual or perceived security breach or incident or otherwise.

To date, we have not experienced any material impact to our business, financial position or operations resulting from cyberattacks or other information security incidents; however, because of frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted in the future. Moreover, the increasingly distributed nature of computing, including prevalent use of mobile devices to access confidential information and widespread use of cloud-based applications hosted in remote data centers, increases the risk of security breaches and incidents. These risks may be heightened due to the increasing number of our and our third-party vendors’ and contractors’ personnel working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities, threats and incidents. While we have implemented layered security measures, our computer systems and the external systems and services used by our third-party contract manufacturers, or CMOs, and contract research organizations, or CROs, and their vendors and contractors remain potentially vulnerable to these events and there can be no assurance that we will be successful in preventing cyberattacks or successfully mitigating their effects. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

U.S. investors should be aware that based on our gross income and gross assets, we were a passive foreign investment company, or PFIC, for the taxable year ended December 31, 2025 and we may be a PFIC in 2026.

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

Healthcare providers and third-party payers in the U.S. and national health systems in other jurisdictions play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our arrangements with healthcare providers, third-party payers, patients and other parties within the healthcare delivery system may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. Restrictions under applicable healthcare and data privacy laws and regulations include the following, some of which will apply only if and when we have a marketed product:

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

Efforts to ensure that our activities comply with applicable healthcare laws and regulations will involve substantial costs and, if and when one of our product candidates is approved, our compliance efforts will need to expand and evolve to address newly applicable laws. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, climate change or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from serious disaster.

Our headquarters are located in Burnaby, British Columbia, Canada. We are vulnerable to natural disasters such as earthquakes that could disrupt our operations. If a natural disaster, power outage, fire or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our CMOs upon whom we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Such events may result in damage or loss of our products and product candidates during their manufacture and shipment, cause delays in clinical development due to study site disasters or result in losses of critical data, any of which may adversely impact our operations. Although we carry insurance for earthquakes and other natural disasters, we may not carry sufficient business interruption insurance to compensate us for all losses that may occur. The disaster recovery and business continuity plans that we have in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of a natural disaster or earthquake, which could have a material adverse effect on our business. In addition, we may lose samples or other valuable data. The occurrence of any of the foregoing could have a material adverse effect on our business.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business substantially depends upon the successful development of azetukalner. If we are unable to obtain regulatory approval for, and successfully commercialize, azetukalner, our business may be materially harmed.

We currently have no products approved for commercial sale and are investing significant efforts and financial resources in the development of our clinical-stage product candidate, azetukalner for the treatment of epilepsy, MDD, BPD and potentially other neurological disorders. While we are advancing our Phase 3 clinical studies in azetukalner, there can be no assurance that these or any future clinical studies will be successful, that we will be able to obtain regulatory approval, or that we will be able to manufacture or independently commercialize any product candidates. Our future business success depends on the continued development and ultimate regulatory approval of azetukalner. The future regulatory and commercial success of azetukalner is subject to a number of risks, including:

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
•
acceptance of azetukalner, if and when approved, by patients, the medical community, third-party payers, national health systems, and health technology authorities where applicable to ensure effective market access and adoption by healthcare providers and patients;
•
obtaining and maintaining acceptable pricing, third-party insurance coverage and adequate reimbursement;
•
maintaining a continued acceptable safety and durable efficacy profile of azetukalner following approval;
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

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA or the equivalent foreign regulatory authorities and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for azetukalner for any indication, any such approval may be subject to limitations on the indications or uses or patient populations for which we may market azetukalner. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot ensure that we will successfully develop or commercialize azetukalner for any indication.

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

The results of pre-clinical studies, either generated by us, by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, may not be predictive of results in clinical testing. Moreover, pre-clinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the pre-clinical results less reliable and predictive of clinical study results. In addition, published clinical data or case reports from third parties or early clinical study data of our product candidates may not be predictive of the results of later-stage clinical studies. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical studies enrolling more patients may fail to show acceptable safety and efficacy results according to applicable regulatory requirements or otherwise fail to be consistent with the results of earlier studies of the same product candidate. Later clinical study results may not replicate earlier clinical studies for a variety of reasons, including differences in study design, different study endpoints (or lack of study endpoints in exploratory studies), patient population, number of patients, patient selection criteria, study duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases or disorders under study lack established clinical endpoints, validated measures of efficacy, as is often the case with disorders for which no drugs have been developed previously and where the product candidates target novel mechanisms. The absence of well-defined regulatory pathways and recognized efficacy benchmarks can make clinical development, regulatory approval, and commercialization more challenging and unpredictable.

Further, our product candidates may not be approved even if they achieve their primary endpoints in our Phase 3 clinical studies. The FDA, EMA or other foreign regulatory authorities may disagree with our study design and our interpretation of data from pre-clinical studies and clinical studies or require additional data. In addition, any of these regulatory authorities may change its requirements or recommendations for the approval of a product candidate at any time in the future, even after reviewing and providing comments or advice on a protocol for a pivotal clinical study that, if successful, would potentially form the basis for an application for approval by the FDA, EMA or another foreign regulatory authority. For example, the FDA may refuse to accept our planned NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval. If the FDA does not approve our planned NDA, it may require that we conduct additional clinical, nonclinical or manufacturing studies before it will reconsider our application. Depending on the extent of these or any other studies required by the FDA or another regulatory authority, approval of an NDA or equivalent filing may be significantly delayed or we may be unable to obtain approval of an NDA or equivalent filing because such studies may require us to expend more resources than we have available. Furthermore, applicable regulatory authorities may also approve our product candidates for a narrower indication or population than we request or may grant approval contingent on the performance of costly post-marketing commitments.

Interim, initial, “topline” and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our pre-clinical studies and clinical studies, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the complete data set for the relevant pre-clinical or clinical study . We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or have access to all data, and we may not have had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify the initial findings, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or disclosed. As a result, topline data should be interpreted with caution until the final, comprehensive data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the perceived value of the particular program, the approvability or commercial potential of the particular product candidate or product and could have a material adverse effect on our business prospects. In addition, the information we choose to publicly disclose regarding a particular study is based on what is typically extensive complex body of information, and others may not agree with our determination of what constitutes material or otherwise appropriate information for disclosure. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be adversely affected, which could negatively impact our business, results of operations, prospects or financial condition. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common shares.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we, or our collaborators, must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical studies that each product candidate is both safe and effective for use in each target indication. Failure can occur at any time during the clinical study process. Clinical studies often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical studies are never approved as products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. In addition to the safety and efficacy studies of any product candidate, clinical study failures may result from a multitude of factors including flaws in study design, dose selection, statistical analysis plan, placebo effect, patient enrollment criteria, patient compliance and study execution. Data obtained from studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Failure of a clinical study due to any of these reasons could materially harm our business and the market price of our common shares.

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical studies may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical studies and may delay regulatory approval. Negative or inconclusive results from our, or our collaborators’, clinical studies could lead to a decision or requirement to conduct additional pre-clinical testing or clinical studies or result in a decision to terminate the continued development of a product candidate. For example, we expect to report topline data from our Phase 3 X-TOLE2 FOS trial in epilepsy in the first half of March 2026. In addition, our Phase 3 X-NOVA2 and X-NOVA3 studies in MDD and our Phase 3 X-CEED study in BPD are ongoing and continue to recruit patients. There can be no assurance that our ongoing azetukalner Phase 3 clinical studies or any other future Phase 3 clinical studies will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of azetukalner. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

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

Our success also depends on the collective performance, contributions, and expertise of the personnel who manage our clinical study sites. There is significant competition for qualified personnel, particularly those with higher educational degrees, in the biopharmaceutical and related services industries. Increased personnel turnover and labor shortages facing the biopharmaceutical services industry could have a negative impact on the third parties we rely on to execute our clinical studies. While we seek to choose study sites with adequate staffing support, we cannot be certain that personnel turnover or the broader labor market dynamics in this industry will not negatively impact our study sites. If our clinical study sites are negatively impacted by these factors, our ability to enroll our clinical studies in a timely fashion may be hindered and might negatively affect our business, development timelines, and financial condition.

We, or our collaborators, may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our, or our collaborators’, product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we, or our collaborators, must demonstrate through extensive pre-clinical and clinical studies that our, or our collaborators’, product candidates are safe and effective in humans. We, or our collaborators, may experience delays in completing our, or our collaborators’, pre-clinical or clinical studies, and initiating or completing additional pre-clinical or clinical studies, including as a result of regulators not allowing or delay in allowing clinical studies to proceed under an IND, or not approving or delaying approval for any clinical study application or similar approval we need to initiate a clinical study. We, or our collaborators, may also experience numerous unforeseen events during our clinical studies that could delay or prevent our, or our collaborators’, ability to complete development for a product candidate, or receive marketing approval or commercialize the product candidates we, or our collaborators, develop, including:

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
•
our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our pre-clinical and clinical studies, including supply chain issues resulting from any events affecting raw material supply or manufacturing capabilities abroad;
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
•
governmental or regulatory delays; and
•
changes to the policies, regulations and guidelines of the FDA, EMA or other foreign regulators regarding development, approval, and marketing of biopharmaceutical products, including but not limited to, in the U.S., as a result of policies implemented by the current presidential administration that may, for example, render our clinical data insufficient for approval or restrict us from marketing our product candidates in the manner in which we anticipate.

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

The results of any Phase 3 or other pivotal clinical studies may not be adequate to support marketing approval. These clinical studies are lengthy and usually involve many hundreds to thousands of patients, which can be complicated by the difficulty of identifying eligible patients. Even if patients are successfully identified, they may fail to meet screening criteria, including baseline seizure burden for epilepsy clinical studies, and, as a result, may not be enrolled. Difficulties in identifying, screening and/or enrolling patients in our studies may extend the time needed to complete our clinical studies or require the initiation of additional sites to achieve target enrollment numbers to complete our clinical studies. These may increase the cost of our operations and/or delay the timing of our regulatory approval. In addition, if the FDA, EMA or another foreign regulator disagrees with our, or our collaborators’, choice of the key testing criterion, or primary endpoint, or if the results for the primary endpoint are not sufficiently robust or statistically significant or clinically meaningful relative to the control group of patients not receiving the experimental therapy, or our statistical analysis is inconclusive, such regulator may refuse to approve our product candidate in the region in which it has jurisdiction. The FDA, EMA or other foreign regulators also may require additional clinical studies as a condition for approving any of these product candidates.

We, or our collaborators, could also encounter delays if a clinical study is suspended or terminated by us, by our collaborators, by the IRBs of the institutions in which such study is being conducted, by any Data Safety Monitoring Board for such study, or by the FDA, EMA or other foreign regulatory authorities. Such suspensions or terminations may arise from a variety of factors, including failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols, regulatory inspections, imposition of a clinical hold, manufacturing problems, unforeseen safety issues or adverse side effects, lack of demonstrated benefit, changes in governmental regulations or administrative actions or insufficient funding to continue the clinical study. In addition, delays can occur due to safety concerns arising from studies or other clinical data regarding another company’s product candidate in the same compound class as one of ours.

Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical study protocols to reflect these changes or to include additional objectives that could yield important scientific information critical to our overall development strategy. The protocol amendment process often requires review and approval by several review bodies, including regulatory agencies and scientific, regulatory and ethics boards and IRBs which may affect timely completion of a clinical study. Further, there is no guarantee that these protocol amendments will be accepted by the review bodies in the form submitted, or at all, which may impact costs, timing or successful completion of a clinical study.

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

The regulatory approval process is expensive, and the time required to obtain approval from the FDA, EMA or other foreign regulatory authorities in other jurisdictions to sell any product is uncertain and may take years. Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of pre-clinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and even if the pre-clinical studies show promising results and clinical studies are successfully completed, we cannot guarantee that the FDA, EMA or other foreign regulatory authorities in other jurisdictions will interpret the results as we do, and more clinical studies, manufacturing-related studies or non-clinical studies could be required before we submit our product candidates for approval. Many companies that have believed their product candidates performed satisfactorily in pre-clinical and clinical studies have nonetheless failed to obtain marketing approval of their products. To the extent that the results of our studies are not satisfactory to the FDA, EMA or other foreign regulatory authorities in other jurisdictions for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional studies in support of potential approval of our product candidates. It is also possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or other foreign regulatory authorities may disagree with the design or implementation of our, or our collaborators’, clinical studies;
•
we, or our collaborators, may be unable to demonstrate to the satisfaction of the FDA, EMA or other foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
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

In addition, the FDA's, EMA's or other foreign regulatory authorities’ policies with respect to clinical studies may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical studies in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, or CTIS, a new clinical study portal and database that will be maintained by the EMA in collaboration with the European Commission and the EU Member States. The objectives of the CTR include consistent rules for conducting studies throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical study carried out in the EU will be made publicly available. The CTR authorizes EU Member States to regulate certain aspects of clinical studies at the national level. To the extent an EU Member State where we plan to conduct any of our clinical studies is slow to adopt CTIS or implements other regulatory changes at the national level, or technical issues are encountered with the CTIS system and/or process, our clinical study may be delayed in such EU Member State, and our costs may be increased. The main legislation that applies to clinical studies in the United Kingdom, or UK, is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the EU Clinical Trials Directive into domestic law. The UK has implemented the Integrated Research Application System, which allows a single application to be reviewed by both the Medicines and Healthcare products Regulatory Agency and a research ethics committee at the same time. Requirements and obligations that relate to the conduct of clinical studies in the UK remain largely aligned with the EU position. A statutory instrument to amend the Medicines for Human Use (Clinical Trials) Regulations 2004 was laid before parliament on December 12, 2024. The new regulations will take full effect on April 10, 2026 after a 12-month implementation period to address the research sector’s need for a more efficient, streamlined and adaptable regulatory framework for clinical studies. Complying with changes in regulatory requirements in different jurisdictions can result in additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical studies, our development plans, including our azetukalner Phase 3 clinical studies, may be impacted.

Additionally, because there may be approved treatments for some of the diseases or disorders for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate in clinical studies that the product candidates we develop to treat those diseases or disorders are not only safe and effective, but may need to be compared to existing methods of treatment within healthcare systems, which may make it more difficult for our product candidates to receive regulatory approval or adequate reimbursement. Demonstrating superiority or added value over existing therapies is often a critical factor for both regulators and payers, and failure to do so may limit market access and adoption within healthcare systems.

Even if we obtain and maintain approval for our product candidates from one jurisdiction, we may never obtain approval for our product candidates in other jurisdictions, which would limit our market opportunities and adversely affect our business.

Sales of our approved products, if any, will be subject to the regulatory requirements governing marketing approval in the countries in which we obtain regulatory approval, and we plan to seek, ourselves or with collaborators, regulatory approval to commercialize our product candidates in North America, the EU and in additional foreign countries. Clinical studies conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, approval in the U.S. by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by the FDA, EMA or regulatory authorities in other countries. Approval procedures vary among jurisdictions and can be lengthy and expensive, and involve requirements and administrative review periods different from, and potentially greater than, those in the U.S., including additional pre-clinical studies or clinical studies. Even if our product candidates are approved, regulatory approval for any product may be withdrawn by the regulatory authorities in a particular jurisdiction. We do not have experience in obtaining regulatory approval in international markets. If we, or our collaborators, fail to comply with regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

Even if regulatory agencies grant marketing approvals to azetukalner or any other of our product candidates, we may not be successful in commercializing any of our future products.

Successful commercialization of any our current or future product candidates, if approved, could be materially adversely impacted by a number of foreseen and unforeseen factors, including:

•
any delays in our ability to produce sufficient quantities of or our current or future product candidates, at an acceptable cost or quality, including such delays arising out of quality assurance concerns or changes in regulatory guidance, or those caused by our reliance on our third-party manufacturers;
•
our inability to recruit, train and retain adequate numbers of effective sales, marketing, access, and payer and patient support personnel;

•
the inability of sales personnel to obtain access to prescribers and accounts;
•
an inadequate number of prescribers or accounts prescribing any of our future products;
•
our inability to provide acceptable evidence of safety and efficacy;
•
the prevalence and severity of side effects associated with any of our future products;
•
our inability to compete with current or future competitor products;
•
the convenience and ease of administration of our future products relative to alternative therapies, if any;
•
our inability or delay in gaining or maintaining reimbursement and broad patient access at a price that reflects the value of our future products;
•
our inability to address product labeling or product insert requirements, including any changes mandated by regulatory authorities after initial approval;
•
limitations on the content or form of the consumer and/or prescriber-facing marketing materials that we may use;
•
our inability to equip customer-facing personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare professionals regarding applicable diseases relevant to our future products;
•
publications of scientific literature, consensus papers and treatment guidelines unfavorable to the administration of our products and product candidates and/or the positioning of the class of drugs to which each of our products and product candidates belongs; and
•
our inability to develop or obtain and sustain sufficient operational functions and infrastructure to support our commercial activities.

The incidence and prevalence for target populations of azetukalner and our other product candidates has not been established with precision. If the market opportunities for our product candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of our targeted patient population, our revenue may be materially adversely affected.

The precise incidence and prevalence for all the conditions we aim to address with our programs are not known with specificity. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, if approved, are based largely on our extrapolation from available population studies and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, pharmacy claims analyses, large national surveillance databases or market research, and may prove to be incorrect. Further, new trials and therapeutic options may lead to changes in the estimated incidence or prevalence of these diseases, or relevant subpopulations thereof. As a result, the number of patients who may benefit from our product candidates, if approved, may be lower than expected.

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

If any of our product candidates are approved, we must comply with requirements concerning the advertising and promotion of our products, which are subject to a variety of legal and regulatory restrictions and may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label use may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA and other foreign regulators do restrict manufacturers' communications on the subject of off-label use of their products. The EU and other foreign jurisdictions also prohibit direct-to-consumer advertising for prescription-only medicines. Even if any of our product candidates receive regulatory approval, our sales and marketing efforts may not be successful or may be limited by future governmental policies or initiatives. For example, the FDA stated in September 2025 that it intends to more aggressively enforce requirements for direct-to-consumer drug advertising and sent warning or untitled letters to a significant number of pharmaceutical companies alleging deceptive prescription drug advertising, which represents a dramatic increase in FDA actions compared to prior years. The current administration’s focus on pharmaceutical advertising heightens the risk that we may, in the future, receive a warning letter or be subject to enforcement action related to our advertising and marketing practices, which could adversely affect our business.

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

Controlled substances or scheduled substances are regulated by the DEA under the CSA. The DEA regulates compounds as Schedule I, II, III, IV or V substances. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Authorities outside the U.S. apply the United Nations International Drug Control Conventions to control substances or schedule substances that are liable to abuse or ill effects.

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

Our, or our collaborators’, ability to commercialize any products successfully if and when approved for marketing will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, such as Medicare and Medicaid, and private third-party payers, such as private health insurers, managed care plans, and other organizations. Government authorities and private third-party payers decide which drugs they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we, or our collaborators, commercialize and, if reimbursement is available, the level of reimbursement. In addition, coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or a collaborator obtains marketing approval. If coverage and reimbursement are not available or are limited, we, or our collaborators, may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

There is significant uncertainty related to third-party payer coverage and reimbursement of newly approved products. Within the U.S., coverage and reimbursement varies from one third-party payer to another. One third-party payer’s determination to provide coverage for a product candidate does not assure that other third-party payers will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payers consider in determining reimbursement are based on whether the product is: (i) a covered benefit under a payer health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. We may be required to provide scientific and clinical support for the use of our products to each third-party payer separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently. Even if a third-party payer provides coverage and adequate reimbursement, the payer may implement controls to manage utilization (e.g., requiring specific approval in advance to cover a product when used by a specific patient).

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

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or demanded by private payers and by any future change in laws related to imports of drugs from other countries, including where they may be sold at lower prices than in the U.S. In order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may have to offer discounts or rebates from list prices or to implement other unfavorable pricing modifications. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. These jurisdictions consistently encounter market access challenges for innovative therapies, particularly with respect to the breadth, speed, and cost of adoption. Market access decisions are principally guided by rigorous assessments of cost-effectiveness and affordability. As a result, access to new medical technologies or interventions may be denied or restricted to smaller patient populations than those covered by the approved label, based on these assessments. Additionally, concerns regarding the potential impact on healthcare budgets can cause the speed and rate of uptake for new therapies to be slower than anticipated. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control, reimbursement restrictions or mandatory rebate mechanisms. These requirements are often imposed as conditions for new products to be adopted and reimbursed for use in national health systems. Such mechanisms can further limit the commercial potential of new therapies by reducing pricing flexibility and potentially delaying or restricting market access. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical study that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we, or our collaborators, are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

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

In the U.S. in recent years, including under the current presidential administration, the pharmaceutical industry has been a particular focus of such reform efforts and has been significantly affected by major legislative, administrative and executive initiatives. For example, the Inflation Reduction Act (IRA) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the PPACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. More recently, an Executive Order was issued in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA, accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs, and increasing drug importation. In May 2025, another Executive Order was issued that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States, and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, some pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices or reached agreements with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A future website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels has also been announced. Federal agencies are developing new drug pricing pilot programs, such as a Medicaid model which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to change.

Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured patients.

At the state level, legislatures have passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing costs disclosure and transparency measures, and in some cases designed to encourage importation from other countries and bulk purchasing. Additionally, a number of states have enacted state drug price transparency and reporting laws that increase compliance burdens and exposure for non-compliance.

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

Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty. Other government actions could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the current presidential administration’s announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

The nature and extent of future healthcare reforms cannot be predicted. There is uncertainty regarding the nature or impact of any drug pricing or broader healthcare reform implemented at the federal or state level and the extent to which such action may be subject to litigation or other challenges. Ongoing efforts to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.

In the EU, similar political, economic and regulatory developments may affect our, or our collaborators’, ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The EU is undergoing a revision of its general pharmaceutical legislation to consolidate various legal instruments and achieve key policy objectives such as improving patient access to medicines, enhancing supply chain security, promoting innovation, ensuring environmental sustainability, and addressing antimicrobial resistance. The legislative proposal was considered by the European Parliament in April 2024 for a position to be adopted. The legislative process will take considerable time to complete as the proposal will require agreement by the European Parliament and the European Council. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payers. An adequate level of reimbursement might not be available for such products and third-party payers’ reimbursement policies might adversely affect our, or our collaborators’ ability to sell any future products profitably.

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

Additionally, the current presidential administration has taken several actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities. Further, the current presidential administration has substantially reduced the FDA’s workforce and may make further reductions, which may lead to disruptions and delays in the FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Although it has been reported that there have not been reductions in workforce in the review or inspection divisions, any such reductions could extend review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. It is difficult to predict how these executive actions and executive actions that may be taken under the current presidential administration may affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We rely on third parties to conduct our pre-clinical and clinical studies. If these third parties do not successfully carry out their contractual duties, including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed.

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

If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll patients on a timely basis or otherwise conduct our studies in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical study information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements to ensure the quality and integrity of the data generated by them or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical studies of our future product candidates may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA, EMA or other foreign regulatory agencies.

Ultimately, we are responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.

We, our CROs and CMOs are required to comply with current good laboratory practices, or cGLP, cGCP and cGMP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the European Economic Area and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these regulations through periodic inspections of clinical study sponsors, principal investigators, clinical study sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or CMOs fail to comply with these applicable regulations, the clinical data generated in our non-clinical and clinical studies may be deemed unreliable and our submission of marketing applications may be delayed or the FDA, EMA or another foreign regulatory authority may require us to perform additional clinical studies before approving our marketing applications. Upon inspection, the FDA, EMA or another foreign regulatory authority could determine that any of our clinical studies fail or have failed to comply with applicable cGCP regulations. In addition, our clinical studies must be conducted with product produced under the cGMP regulations enforced by the FDA, EMA and other foreign regulatory authorities, and our clinical studies may require a large number of test subjects. Our failure to comply with cGLP, cGCP and cGMP regulations may require us to repeat clinical studies or manufacture additional batches of drug, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs or CMOs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or if this is asserted or reported to have occurred.

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

Switching or adding CROs, CMOs or other suppliers can involve substantial cost and require extensive management time and focus. The process of transitioning to new partners often necessitates significant planning, coordination, and oversight to ensure that ongoing projects are not disrupted and that quality and regulatory standards are maintained. Any delays or issues during this transition period could adversely affect timelines, increase operational risks, and potentially impact the overall success of our development and commercialization efforts. In addition, there is a natural transition period when a new CRO, CMO or supplier commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business.

Risks Related to Intellectual Property

We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates or future products.

Our commercial success will depend, in part, on our ability to obtain and maintain patent, trademark and trade secret protection of our product candidates and future products, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending against possible third-party challenges. We evaluate our global patent portfolio in the ordinary course of business to enhance patent protection in areas of our strategic focus and in key markets for our product candidates and future products and may abandon existing patents or patent applications related to terminated development programs, areas, or markets of low strategic importance. Patents might not issue with respect to our patent applications that are currently pending, and issued patents might later be found to be invalid or unenforceable, be interpreted in a manner that does not adequately protect our product candidates or any future products, or fail to otherwise provide us with any competitive advantage. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain because it involves complex legal and factual considerations that may be impacted by changes in the law. In addition, the standards applied by the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices in issuing patents are not always applied uniformly or predictably, and also may be subject to changing law. Consequently, patents may not issue from our pending patent applications, or we may end up with patent claims of different scope in different jurisdictions. As such, we do not know the degree of future protection that we will have on our future products and proprietary technology, if any, and a failure to obtain adequate intellectual property protection with respect to our product candidates and future products, as well as other proprietary technology could have a material adverse impact on our business and ability to achieve profitability.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the USPTO and various governmental patent offices outside of the U.S. in several stages over the lifetime of the patents and/or patent applications. The USPTO and foreign governmental patent offices require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application and maintenance process. We employ reputable law firms and other professionals to help us comply with respect to the patents and patent applications that we own or co-own, and we rely upon collaborators to effect compliance with such requirements with respect to some patents and patent applications that we out-license and/or in-license.

Our intellectual property rights will not necessarily provide us with competitive advantages.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or may not permit us to maintain our competitive advantage. The following non-exhaustive examples are by way of illustration only:

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
•
we may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds, and because patents have a limited life, the term(s) may expire prior to or soon after the commercial sale of the related product, thereby limiting the commercial value of our patents;
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

For example, if we were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates or future products, the defendant could defend or counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S. and in some foreign countries, defendant defenses and counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, patent ineligibility, loss of priority claims, lack of written description, or lack of enablement. Grounds for an assertion of unenforceability could be an allegation that someone connected with prosecution of the patent knowingly withheld material information from the USPTO or an applicable foreign counterpart where such a duty to disclose exists, or made a misleading statement, during prosecution. Patents may be subject to challenge in multiple different ways. For example, administrative proceedings such as derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, post-grant review, or opposition proceedings, provoked by third parties or initiated by the USPTO or any foreign patent authority may be used to challenge inventorship, ownership, claim scope, or validity of our patents or a patent of our licensor. An unfavorable outcome in any of these proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation and/or other administrative proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. Certain foreign countries may provide for compulsory licensing of our patent rights that would preclude us from enforcing our patents against a third party.

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

We may choose to challenge the enforceability or validity of claims of a third party’s patent by requesting an administrative proceeding, for example, derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, post-grant review, or opposition proceedings, before the USPTO or proceedings before any foreign patent authority. The costs of these administrative proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result in the USPTO or any foreign patent office, we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or future products.

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

Any future intellectual property litigation and/or other administrative proceedings will result in additional expense and distraction of our personnel. There is inevitable uncertainty in intellectual property litigation, and we could lose, even if the case against us is weak or flawed. An unfavorable outcome in such litigation or proceedings may expose us or any future strategic collaborators to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all, each of which could have a material adverse effect on our business. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or future product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or future product.

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

Our success is heavily dependent on intellectual property, particularly patents. The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the U.S. or other countries. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. For example, there have been recent changes regarding how patent laws are interpreted, and both the USPTO and Congress have recently made significant changes to the patent system. There have been U.S. Supreme Court decisions that indicate a distinctly negative view of some patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain, maintain and/or enforce patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents, the costs to prosecute our patent applications and enforce our patents and/or the patents and applications of our collaborators. The patent situation in these fields outside the U.S. also has uncertainties. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents. As an example, European patent applications have the option, upon issuance of a patent, of becoming a Unitary Patent, which is subject to the jurisdiction of the Unitary Patent Court, or UPC. The option of a Unitary Patent and the creation of the UPC are significant changes in European patent practice. As the UPC is a new court system, there is little precedent for the court, increasing the uncertainty of any litigation in the UPC.

Intellectual property litigation and/or other administrative proceedings may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation and/or other administrative proceeding, there could be public announcements of the initiation of the litigation or proceeding as well as results of hearings, rulings on motions, and other interim rulings in the litigation or proceeding. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of our common shares may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

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

If any of our products are approved by the FDA, listing patents in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) is mandatory, and the decision to list or not list a given patent in the Orange Book could give rise to allegations of antitrust or unfair competition liability, from the Federal Trade Commission, other government entities or private parties. In addition, we may be required by court order to delist patents from the Orange Book that are found to be improperly listed, which could impact our ability to take advantage of the benefits of the Hatch-Waxman Act, including the 30-month stay of generic approval.

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

Our expanding use of artificial intelligence exposes us to operational, regulatory, legal, and ethical risks that could adversely affect our business, reputation, financial condition, and results of operations.

We increasingly develop, procure, and deploy artificial intelligence, or AI, and machine learning, or ML, technologies across our operations. While these tools may create efficiencies, they also introduce material risks related to data quality and bias, transparency and explainability, model drift and reliability, cybersecurity, intellectual property, privacy, discrimination, liability, and vendor/supply chain dependencies. Errors or bias in AI outputs, inadequate monitoring, or insufficient documentation could impair clinical development, pharmacovigilance, manufacturing quality, or commercial activities, resulting in delays, higher costs, product or batch actions, or reputational harm.

Additionally, the emergence of AI and other technologies may exacerbate other risks, including those related to regulation, litigation, compliance issues, ethical concerns, confidentiality, and data privacy or security. For example, regulatory uncertainty related to AI or other emerging technologies may require significant resources to adjust business practices to comply with developing laws.

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

Global credit and financial markets have at times experienced extreme disruptions characterized by increased market volatility, increased rates of inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Current and future global conflicts, such as those between Ukraine and Russia and in the Middle East, have created, and may in future create, volatility in the capital markets and may have further global economic consequences. If the equity and credit markets were to deteriorate significantly in the future, including as a result of a pandemic, political unrest or war, or further instability of the global banking sector, it may make any necessary equity or debt financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and the market price of our common shares and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Outside of the United States, Canadian securities regulators regularly pursue various rulemaking efforts with respect to ESG matters, which has resulted in the adoption of new laws and regulations. A variety of organizations also measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. If additional rules regarding ESG matters are formally adopted or if investors continue to increase their focus on ESG matters, we could incur substantially higher costs in our efforts to comply and cannot be certain that our efforts will be viewed as adequate by regulators or by such investors.

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

We perform risk assessments relating to cybersecurity and technology risks at least annually. Our cybersecurity risk management program has been developed based on industry standards, including those published by the National Institute of Standards and Technology, or NIST. Highlights of the program include:

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
•
A managed security services provider, or MSSP, that monitors our environment at all times and collaborates with our internal cybersecurity team in areas including investigation of anomalies, incident response, vulnerability management, and threat intelligence; and
•
Evaluating our program’s effectiveness by performing regular internal and third-party assessments of our controls, including external penetration testing and consultation on security enhancements.

Risks identified through our cybersecurity program are assessed to determine the potential impact and likelihood of occurrence and mitigation plans are developed and implemented accordingly.

The Audit Committee of our Board of Directors bears the primary responsibility for oversight of cybersecurity risks. The Audit Committee is composed of board members with diverse expertise, including risk management, technology and finance, equipping them to oversee cybersecurity risks effectively. Management’s oversight is performed through an IT Strategy Committee, a subset of executive management including our Chief Financial Officer, or CFO, and Chief Legal Officer, and relevant functional expertise, including our Senior Vice President, Information Systems, or SVP, IS. Our SVP, IS, is the primary member of the IT Strategy Committee charged with responsibility for assessing, monitoring and managing our cybersecurity risks. With over 20 years of experience in information technology strategy and operations, his background includes extensive experience as an IT executive at various life sciences companies. At least annually, the SVP, IS, and the CFO provide a comprehensive report to the Audit Committee regarding cybersecurity risk assessments, planned enhancements to our cyber security program, and incident reports and remediation, if any.

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

During the fiscal year ended December 31, 2025, we did not experience any material impact to our business, financial position or operations resulting from previously identified cyberattacks or other information security incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material breaches. For a discussion of these risks, see “Item 1A—Risk Factors—Risk Related to Our Business and Industry—Our business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure, or other compromise of our systems and/or information, including information held by a third-party contractor or vendor.”

Item 2. Properties

Our headquarters are located in Burnaby, British Columbia, where we currently occupy approximately 53,023 square feet of office and laboratory space. The term of the lease expires in June 2032. We currently pay an aggregate of approximately $153,523 per month in base rent, property tax, common area maintenance fees and management fees, and the landlord holds a security deposit equal to approximately $65,575.

We also occupy approximately 17,057 square feet of office space in Needham, Massachusetts. The term of the lease expires in November 2027. We currently pay an aggregate of approximately $70,240 per month in base rent, operating expense and insurance, and the landlord holds a security deposit equal to approximately $187,627.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares have been traded on the Nasdaq Global Market since November 5, 2014 under the symbol “XENE.” On February 23, 2026, the last reported sale price of our common shares was $42.72 per share.

Holders

As of February 23, 2026, there were approximately 70 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Xenon Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2020 through December 31, 2025 in (i) our common shares, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Composite Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

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

Azetukalner Clinical Development

Azetukalner, a novel, potent Kv7 potassium channel opener, represents the most advanced, clinically-validated potassium channel modulator in late-stage clinical development for the treatment of multiple indications, including two in epilepsy – FOS and PGTCS – as well as neuropsychiatric disorders, including MDD and BPD.

Epilepsy Programs

•
Topline data from the Phase 3 X-TOLE2 study of azetukalner in FOS is on track for the first half of March 2026.
•
Phase 3 X-TOLE3 study of azetukalner in FOS continues to enroll and is intended to support regulatory submissions outside the United States. We have completed an ethnobridging study and shared results with Japan’s Pharmaceutical and Medical Devices Agency, or PMDA. We aligned with PMDA to enroll approximately 60 of the planned 360 X-TOLE3 participants in Japan to support a potential regulatory submission in Japan. X-TOLE3 enrollment outside of Japan is expected to complete in 2026.
•
Phase 3 X-ACKT study of azetukalner in PGTCS continues to enroll and is intended to support regulatory submissions for an additional epilepsy indication.
•
We presented 48-month data from the X-TOLE OLE study at the American Epilepsy Society, or AES, annual meeting, reinforcing the long-term efficacy and safety of azetukalner with more than 775 patient-years of exposure data in the OLE. Among participants treated for ≥48 months, reductions in monthly FOS frequency were over 90% from double-blind period baseline, with over 38% achieving at least 12 months of seizure freedom.

Depression Programs

•
Enrollment is ongoing for the Phase 3 X-NOVA2 and X-NOVA3 studies evaluating azetukalner in patients with MDD, with topline data from X-NOVA2 expected in H1 2027.
•
Phase 3 X-CEED study evaluating azetukalner in patients with BPD I or II is underway.

Early-Stage R&D

We continue to expand our portfolio of innovative potassium and sodium channel modulators. Nav1.7 and Kv7 are important targets for pain and have been developed using our strong heritage in human genetics, deep understanding of ion channel biology, and expertise in novel chemistries to design potent, selective ion channel modulators.

Pain

•
Phase 1 SAD/MAD study in healthy adult participants is underway for XEN1701 targeting Nav1.7. Study completion is expected in 2026 to support initiating a Phase 2 proof-of-concept study in acute pain.
•
Phase 1 SAD/MAD study in healthy adult participants is underway for XEN1120 targeting Kv7. Study completion is expected in 2026 to support initiating a Phase 2 proof-of-concept study in acute pain.

Epilepsy

•
IND-enabling studies are ongoing for our Nav1.1 program. Pre-clinical data suggest that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet Syndrome.

Partnered Program

•
In collaboration with Neurocrine Biosciences, a Phase 1 study is ongoing for NBI-921355, an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development for the potential treatment of certain types of epilepsy.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. We recognized revenue from collaboration agreements of $7.5 million for the year ended December 31, 2025. We did not recognize any revenue in the years ended December 31, 2024 and 2023. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. Our net losses were $345.9 million, $234.3 million, and $182.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1,245.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

In February 2025, NBI-921355, a Nav1.2 and Nav1.6 sodium channel inhibitor in development for the potential treatment for certain types of epilepsy, progressed into a Phase 1 clinical study in healthy adult participants, triggering a $7.5 million milestone, which was recognized as revenue.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$300,938	$210,394	$167,512
General and administrative	79,632	68,904	46,542
Total operating expenses	$380,570	$279,298	$214,054

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

We recognize external research and development costs for research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical studies, and manufacturing activities. When determining the research and development expense, we use information and data provided by our vendors and third-party service providers. This process involves reviewing open contracts, communicating with applicable vendors and third-party service providers to identify services that have been performed, estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs.

Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. Our historical prepaid and accrual estimates have not been materially different from the actual costs.

Stock-based compensation:

Stock-based compensation is a critical accounting estimate due to the magnitude of and the many assumptions that are required to calculate stock-based compensation expense. We grant stock options, restricted share units (“RSUs”) and performance share units (“PSUs”) to certain employees, consultants, directors and officers pursuant to our equity incentive plans. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period, and forfeitures are accounted for in the period they occur.

Compensation expense is recorded using the fair value method. We calculate the fair value of stock options using the Black-Scholes option-pricing model, which requires that certain assumptions, including the expected life of the option and expected volatility of the stock, be estimated at the time that the options are granted. The expected volatility is based on the historical volatility of our common shares calculated based on a period of time commensurate with the expected term assumption. The expected term of our stock options has been determined utilizing our available historical data.

The grant date fair value of RSUs and PSUs is determined based on the closing market price of our common shares. Compensation expense for PSUs is recognized if the performance condition is considered probable of achievement using our best estimates.

Changes in any of these assumptions may materially affect the fair value of awards granted and the amount of stock-based compensation expense recognized.

Results of Operations

Comparison of Years Ended December 31, 2025, 2024 and 2023

The following table summarizes the results of our operations for the years ended December 31, 2025, 2024 and 2023 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2025 vs. 2024	Change 2024 vs. 2023
	2025	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Collaboration revenue	$7,500	$—	$—	$7,500	$—
Research and development expenses	300,938	210,394	167,512	90,544	42,882
General and administrative expenses	79,632	68,904	46,542	10,728	22,362
Other:
Interest income	26,828	41,943	27,620	(15,115)	14,323
Unrealized fair value gain on trading securities	—	—	3,550	—	(3,550)
Foreign exchange gain (loss)	1,348	(1,064)	199	2,412	(1,263)
Loss before income taxes	$(344,894)	$(238,419)	$(182,685)	$(106,475)	$(55,734)

Revenue

Collaboration revenue of $7.5 million recognized for the year ended December 31, 2025 was related to a milestone payment in connection with the Neurocrine Collaboration. We did not recognize any revenue in the years ended December 31, 2024 and 2023.

Research and Development Expenses

The following table summarizes research and development expenses for the years ended December 31, 2025, 2024 and 2023 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2025 vs. 2024	Change 2024 vs. 2023
	2025	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Direct external costs:
Azetukalner	$165,950	$106,806	$89,303	$59,144	$17,503
Pain programs (XEN1701, XEN1120)	7,510	4,795	—	2,715	4,795
Pre-clinical, discovery and other programs	24,387	16,751	20,704	7,636	(3,953)
Indirect costs:
Personnel-related (including stock-based compensation)	90,572	70,810	47,945	19,762	22,865
Other unallocated expenses	12,519	11,232	9,560	1,287	1,672
Research and development expenses	$300,938	$210,394	$167,512	$90,544	$42,882

Direct external costs related to azetukalner increased by $59.1 million for the year ended December 31, 2025, primarily due to our ongoing Phase 3 clinical studies in epilepsy, MDD and BPD. Preclinical, discovery and other program costs increased by $7.6 million due to the advancement of multiple potential drug candidates targeting Kv7, Nav1.7 and Nav1.1. Pain program costs increased by $2.7 million due to the advancement of XEN1120 and XEN1701. Personnel-related costs increased by $19.8 million due to higher headcount to support late-stage product candidate development and an increase in stock-based compensation expense.

Direct external costs related to azetukalner increased by $17.5 million for the year ended December 31, 2024, primarily due to our ongoing Phase 3 epilepsy clinical studies and the initiation of our first Phase 3 MDD clinical study, manufacturing activities to support current and future clinical studies as well as our potential NDA submission, partially offset by a decrease in costs for our Phase 2 MDD clinical study, which completed in late 2023. Pre-clinical, discovery and other program costs decreased by $4.0 million due to our decision in May 2023 to no longer pursue the clinical development of XEN496, partially offset by increase in costs due to the advancement of multiple potential drug candidates targeting Kv7, Nav1.7 and Nav1.1. Pain program costs increased by $4.8 million due to the advancement of XEN1120 and XEN1701. Personnel-related costs increased by $22.9 million driven by an increase in headcount to support late-stage development and an increase in stock-based compensation expense due to an increase in the number of options granted at a higher fair value.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended December 31, 2025, 2024 and 2023 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2025 vs. 2024	Change 2024 vs. 2023
	2025	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$52,838	$48,247	$32,166	$4,591	$16,081
Professional and consulting fees	18,389	14,127	8,760	4,262	5,367
Other	8,405	6,530	5,616	1,875	914
General and administrative expenses	$79,632	$68,904	$46,542	$10,728	$22,362

Personnel-related costs increased by $4.6 million for the year ended December 31, 2025, primarily due to higher headcount to support our expanding research and development activities and future potential commercialization, partially offset by a decrease in stock-based compensation expense and recruitment costs. Professional and consulting fees increased by $4.3 million due to an increase in pre-commercial expenses, partially offset by lower legal costs associated with our ongoing business activities. Other general and administrative costs increased by $1.9 million primarily due to higher information technology costs to support our ongoing business activities.

Personnel-related costs increased by $16.1 million for the year ended December 31, 2024, primarily due to higher headcount to support our expanding research and development activities and future potential commercialization as well as an increase in stock-based compensation expense due to an increase in the number of options granted at a higher fair value. Professional and consulting fees increased by $5.4 million primarily associated with legal services in support of our ongoing business operations and pre-commercial activities.

Other Income

The following table summarizes our other income for the years ended December 31, 2025, 2024 and 2023 together with changes in those items (in thousands):

	Year Ended December 31,			Change 2025 vs. 2024	Change 2024 vs. 2023
	2025	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Interest income	$26,828	$41,943	$27,620	$(15,115)	$14,323
Unrealized fair value gain on trading securities	—	—	3,550	—	(3,550)
Foreign exchange gain (loss)	1,348	(1,064)	199	2,412	(1,263)
Other income	$28,176	$40,879	$31,369	$(12,703)	$9,510

Interest income decreased by $15.1 million for the year ended December 31, 2025, driven by a lower average balance of marketable securities and lower average market yields on investments. The increase in foreign exchange gains of $2.4 million was due to fluctuations in the value of the Canadian dollar, partially offset by a lower balance of cash and cash equivalents and marketable securities denominated in Canadian dollars.

Interest income increased by $14.3 million for the year ended December 31, 2024, driven by a higher average balance of marketable securities and higher average market yields on investments. The unrealized fair value gain on trading securities decreased by $3.6 million due to the fact that we did not hold any marketable securities classified as trading in 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through December 31, 2025, we have raised aggregate net cash proceeds of more than $1.5 billion primarily from the issuance of equity securities. As of December 31, 2025, we had cash and cash equivalents and marketable securities of $586.0 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement in August 2020, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, or the ATM Program, and a new prospectus supplement was filed with the SEC on August 9, 2024, pursuant to which we refreshed the ATM Program and may sell common shares having gross proceeds of up to $350.0 million, from time to time. As of December 31, 2025, an aggregate of 2,961,023 common shares have been sold for proceeds of $124.2 million, net of commissions and transaction expenses, of which $112.2 million, net of commissions and transaction expense. were raised during the three months ended December 31, 2025. As of February 23, 2026, we sold an additional 3,134,119 common shares for proceeds of $130.0 million, net of commissions and transaction expenses.

Funding Requirements

We have incurred significant operating losses since inception. As of December 31, 2025, we had an accumulated deficit of $1,245.4 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we prepare for the potential commercial launch of azetukalner; invest significantly to further develop azetukalner for our current and future indications; advance additional product candidates into pre-clinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; manufacture larger quantities of our product candidates for clinical development and potential commercialization; hire additional commercial, clinical, scientific, management and administrative personnel; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc. and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Contractual Commitments

In April 2017, we acquired azetukalner from 1st Order Pharmaceuticals, Inc., or 1st Order, pursuant to an asset purchase agreement. In August 2020, we and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through December 31, 2025, we have paid $2.0 million based on progress against these milestones. Future potential payments to 1st Order include up to $6.0 million in regulatory milestones. There are no royalty obligations to 1st Order.

We have operating leases for research laboratories and office space in Burnaby, British Columbia and office space in Needham, Massachusetts. The terms of the leases expire in June 2032 and November 2027, respectively. Amounts related to future lease payments for operating lease obligations as of December 31, 2025 totaled $8.8 million, with $1.8 million expected to be paid within the next 12 months.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(279,118)	$(181,389)	$(151,112)
Net cash provided by (used in) investing activities	217,998	165,000	(111,385)
Net cash provided by financing activities	117,113	12,130	353,522

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities totaled $279.1 million, compared to $181.4 million in 2024. The increase was primarily related to higher research and development and general and administrative expenses, lower interest income as well as changes in operating assets and liabilities, partially offset by revenue recognized in connection with our collaboration agreement with Neurocrine Biosciences.

For the year ended December 31, 2024, net cash used in operating activities totaled $181.4 million, compared to $151.1 million in 2023. The increase was primarily related to higher research and development and general and administrative expenses, as well as changes in operating assets and liabilities, partially offset by higher interest income.

Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities totaled $218.0 million, compared to $165.0 million in 2024. The change was driven primarily by a decrease in the purchase of marketable securities, net of redemptions, as well as a decrease in the purchases of property, plant and equipment.

For the year ended December 31, 2024, net cash provided by investing activities totaled $165.0 million, compared to net cash used of $111.4 million in 2023. The change was driven primarily by an increase in the redemption of marketable securities, net of purchases. In addition, there was a decrease in the purchases of property, plant and equipment.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities totaled $117.1 million, compared to $12.1 million in 2024. The increase was primarily related to net proceeds from the issuance of common shares of $112.2 million in 2025 as compared to net proceeds of $12.1 million in 2024 from the issuance of common shares. In addition, there was a $4.9 increase in proceeds from stock options exercises.

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

Foreign currency risk

As of December 31, 2025, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $528.1 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$79.9 million.

We are subject to foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. We also hold cash and cash equivalents, other receivables and accounts payable denominated in Canadian dollars.

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

Interest rate risk

As of December 31, 2025, we had cash and cash equivalents and marketable securities of $586.0 million. Interest rate risk relates to potential changes in interest income and the fair value of our investment portfolio. Cash and cash equivalents are short-term in nature and would not have a material impact from changes in interest rates. Marketable securities are primarily fixed-income securities and are subject to fair value changes as interest rates fluctuate. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $1.9 million decrease in the fair value of our marketable securities as of December 31, 2025. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

Item 8. Financial Statements and Supplementary Data

XENON PHARMACEUTICALS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Xenon Pharmaceuticals Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Xenon Pharmaceuticals Inc. and its subsidiary (the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

External Research and Development Costs

As described in Note 3 to the consolidated financial statements, research and development costs are expensed in the period incurred. Management recognizes research and development expenses using information and data provided by the vendors and third-party service providers. This process involves reviewing open contracts, communicating with applicable vendors and third-party service providers to identify services that have been performed, estimating the level of service performed, and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The Company’s research and development expense for the year ended December 31, 2025 was $300.9 million, a majority of which relates to external research and development costs.

The principal consideration for our determination that performing procedures relating to external research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s research and development costs, including controls over external research and development costs. These procedures also included, among others testing external research and development costs on a sample basis by obtaining and inspecting source documents, such as the underlying contract research organization and contract manufacturing organization agreements, invoices received, and information received from vendors and third-party service providers, where applicable.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 26, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Xenon Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Xenon Pharmaceuticals Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Chartered Professional Accountants

We served as the Company’s auditor from 1999 to 2025.

Vancouver, Canada
February 27, 2025

XENON PHARMACEUTICALS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$199,163	$142,712
Marketable securities (note 5)	349,723	484,193
Other receivables	1,371	1,469
Prepaid expenses and other current assets	10,392	6,890
Total current assets	560,649	635,264
Marketable securities, long-term (note 5)	37,152	127,496
Operating lease right-of-use asset, net (note 7)	6,626	7,939
Property, plant and equipment, net (note 6)	8,721	10,278
Deferred tax assets (note 14)	12,864	9,666
Prepaid expenses, long-term	7,151	7,496
Total assets	$633,163	$798,139

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$40,260	$34,221
Operating lease liability (note 7)	1,532	1,369
Total current liabilities	41,792	35,590
Operating lease liability, long-term (note 7)	6,412	7,646
Other liabilities, long-term	3,199	—
Total liabilities	51,403	43,236

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 80,010,790 (December 31, 2024 - 76,416,086) (note 9)	$1,598,571	$1,456,836
Additional paid-in capital	228,234	199,149
Accumulated deficit	(1,245,380)	(899,470)
Accumulated other comprehensive income (loss)	335	(1,612)
Total shareholders' equity	$581,760	$754,903
Total liabilities and shareholders’ equity	$633,163	$798,139

Commitments and contingencies (note 12)
Subsequent event (note 9)

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue (note 10)	$7,500	$—	$—

Operating expenses:
Research and development	300,938	210,394	167,512
General and administrative	79,632	68,904	46,542
Total operating expenses	380,570	279,298	214,054
Loss from operations	(373,070)	(279,298)	(214,054)
Other income (expense):
Interest income	26,828	41,943	27,620
Unrealized fair value gain on trading securities	—	—	3,550
Foreign exchange gain (loss)	1,348	(1,064)	199
Total other income	28,176	40,879	31,369
Loss before income taxes	(344,894)	(238,419)	(182,685)
Income tax recovery (expense) (note 14)	(1,016)	4,089	292
Net loss	$(345,910)	$(234,330)	$(182,393)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (note 5)	$1,947	$(1,535)	$2,923
Comprehensive loss	$(343,963)	$(235,865)	$(179,470)

Net loss per common share (note 11):
Basic and diluted	$(4.36)	$(3.01)	$(2.73)
Weighted average common shares outstanding (note 11):
Basic and diluted	79,253,751	77,894,643	66,889,005

The accompanying notes are an integral part of these consolidated financial statements.

XENON pharmaceuticals INC.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2022	62,587,701	$1,065,136	$142,108	$(482,747)	$(3,000)	721,497
Net loss for the year	—	—	—	(182,393)	—	(182,393)
Issuance of common shares and pre-funded warrants, net	10,701,842	330,010	23,477	—	—	353,487
Exercise of pre-funded warrants	1,700,000	35,913	(35,913)	—	—	—
Stock-based compensation expense	—	—	32,372	—	—	32,372
Issuance of common shares pursuant to equity incentive plans	381,434	5,315	(5,280)	—	—	35
Other comprehensive income	—	—	—	—	2,923	2,923
Balance as of December 31, 2023	75,370,977	$1,436,374	$156,764	$(665,140)	$(77)	927,921
Net loss for the year	—	—	—	(234,330)	—	(234,330)
Issuance of common shares, net	310,000	12,083	—	—	—	12,083
Stock-based compensation expense	—	—	50,717	—	—	50,717
Issuance of common shares pursuant to equity incentive plans	735,109	8,379	(8,332)	—	—	47
Other comprehensive loss	—	—	—	—	(1,535)	(1,535)
Balance as of December 31, 2024	76,416,086	$1,456,836	$199,149	$(899,470)	$(1,612)	754,903
Net loss for the year	—	—	—	(345,910)	—	(345,910)
Issuance of common shares, net	2,651,023	112,151	—	—	—	112,151
Exercise of warrant	30,792	291	(291)	—	—	—
Stock-based compensation expense	—	—	53,707	—	—	53,707
Issuance of common shares pursuant to equity incentive plans	912,889	29,293	(24,331)	—	—	4,962
Other comprehensive income	—	—	—	—	1,947	1,947
Balance as of December 31, 2025	80,010,790	$1,598,571	$228,234	$(1,245,380)	$335	581,760

The accompanying notes are an integral part of these consolidated financial statements.

XENON PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(345,910)	$(234,330)	$(182,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable and accretion of discounts on marketable securities	7,369	816	(5,785)
Depreciation of property, plant and equipment	2,543	2,560	2,061
Non-cash operating lease expense	1,313	1,254	1,213
Deferred income tax recovery	(3,198)	(8,864)	(292)
Stock-based compensation	53,707	50,717	32,372
Realized loss on marketable securities	625	—	—
Unrealized foreign exchange (gain) loss	73	745	(640)
Unrealized fair value gain on trading securities	—	—	(3,550)
Changes in operating assets and liabilities:
Other receivables	104	(614)	130
Prepaid expenses and other assets	(3,157)	(984)	1,574
Accounts payable and accrued liabilities	5,511	8,531	3,931
Operating lease liability	(1,297)	(1,220)	267
Other liabilities	3,199	—	—
Net cash used in operating activities	(279,118)	(181,389)	(151,112)

Investing activities:
Purchases of property, plant and equipment	(799)	(3,075)	(5,617)
Purchase of marketable securities	(355,657)	(532,268)	(793,907)
Proceeds from marketable securities	574,454	700,343	688,139
Net cash provided by (used in) investing activities	217,998	165,000	(111,385)

Financing activities:
Proceeds from offerings, net	112,151	12,083	353,487
Proceeds from exercise of stock options	4,962	47	35
Net cash provided by financing activities	117,113	12,130	353,522
Effect of exchange rate changes on cash and cash equivalents	458	(1,672)	376
Increase (decrease) in cash and cash equivalents	56,451	(5,931)	91,401
Cash and cash equivalents, beginning of year	142,712	148,643	57,242
Cash and cash equivalents, end of year	$199,163	$142,712	$148,643

Supplemental cash flow disclosure:
Cash paid for operating lease	$1,714	$1,672	$1,624
Cash received for lease incentives	$—	$—	$1,489

Supplemental disclosure of non-cash transactions:
Fair value of stock options and warrants exercised on a cashless basis	$20,995	$8,305	$5,250
Fair value of warrant and pre-funded warrants exercised	$291	$—	$35,913

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

The Company has incurred significant operating losses since inception. As of December 31, 2025, the Company had an accumulated deficit of $1,245,380 and a net loss of $345,910 for the year ended December 31, 2025. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $586,038. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects the cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next 12 months from the issuance of the financial statements.

2.
Basis of presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Xenon Pharmaceuticals USA Inc., which was incorporated in Delaware on December 2, 2016. All intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain information has been reclassified to conform with the financial presentation adopted for the current year.

3.
Significant accounting policies:
(a)
Use of estimates:

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. On an ongoing basis, the Company evaluate its estimates, judgments and assumptions. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

(b)
Cash and cash equivalents:

Cash equivalents are highly liquid investments that are readily convertible into cash with terms to maturity of three months or less when acquired. Cash equivalents are recorded at cost plus accrued interest, which approximates the fair value.

(c)
Marketable securities:

Marketable securities are debt securities with original maturities exceeding three months and accrue interest based on a fixed interest rate for the term. The Company classifies its marketable securities as either trading securities or available-for-sale securities at the time of acquisition and evaluates the appropriateness of these classifications at each balance sheet date. Marketable securities are carried at fair value.

Fair value gains and losses for marketable securities classified as trading securities are recorded through the consolidated statement of operations. These securities are classified as current assets as the Company has the intent and ability to convert these securities into cash without penalty within the next 12 months.

Unrealized fair value gains and losses for marketable securities classified as available-for-sale are recorded through other comprehensive income (loss) in shareholders' equity. When the fair value of an available-for-sale security falls below the amortized cost basis, it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to the consolidated statement of operations with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in the consolidated statement of operations with no corresponding allowance for credit losses. Realized gains and losses and credit losses, if any, on available-for-sale securities are included in interest income, based on the specific identification method. Available-for-sale securities are also adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion included within interest income. Available-for-sale securities with a remaining maturity date greater than one year are classified as non-current assets, unless they are expected to be liquidated within the next 12 months.

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

(f)
Impairment of long-lived assets:

The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. The Company did not recognize any impairment charges through December 31, 2025.

(g)
Leases:

The Company determines if an arrangement contains a lease at the inception of a contract. The lease classification is determined at lease commencement, which is the date the underlying asset is available for use by the Company. Leases classified as operating leases are recorded as lease liabilities based on the present value of minimum lease payments over the lease term, discounted using the lessor’s rate implicit in the lease or the Company’s incremental borrowing rate, if the lessor’s implicit rate is not readily determinable. The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments. Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset, adjusted for changes in index-based variable lease payments in the period of change. Variable lease payments not based on an index or rate are expensed as incurred. Lease payments on short-term operating leases with lease terms twelve months or less are expensed on a straight-line basis over the lease term. The Company has elected to not separate non-lease elements embedded in its lease agreements.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The carrying amount of cash and cash equivalents, other receivables, accounts payable and accrued liabilities approximates fair value due to the nature and short-term of those instruments.

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

Research and development expenses consist of costs incurred in performing research and development activities, including personnel-related expenses, consisting of salaries, benefits and stock-based compensation for employees engaged in scientific research and development, external research and development costs, third-party acquisition, license and collaboration fees, laboratory consumables and certain indirect costs incurred in support of overall research and development activities, including facilities, depreciation and information technology costs. The amount of expenses recognized in a period related to service agreements is based on the work performed using the accrual basis of accounting. The Company recognizes external research and development costs for research and development activities conducted by third-party service providers, in connection with the pre-clinical and clinical development of product candidates including under agreements with clinical research organizations, third-party expenses relating to formulation, process development and manufacture of drug substance and drug product for use in pre-clinical testing, clinical studies and potential commercial supply. When determining the research and development expenses, the Company uses information and data provided by the vendors and third-party service providers. This process involves reviewing open contracts, communicating with applicable vendors and third-party service providers to identify services that have been performed, estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. Prepaid expenses are classified as current or non-current assets based on the expected timing of services.

(l)
Stock-based compensation:

Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, net of actual forfeitures, over the requisite service period with a corresponding increase in additional paid-in capital.

The Company grants stock options, restricted share units (“RSUs”) and performance share units (“PSUs”) to certain employees, consultants, directors and officers pursuant to equity incentive plans described in note 9c. The fair value of stock options at the date of grant is estimated using the Black-Scholes option-pricing model. Stock-based compensation expense for stock options is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award. Any consideration received on exercise of stock options is credited to share capital. RSUs are measured at the closing market price of the Company’s common shares on the date of grant. Stock-based compensation expense for RSUs is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. PSUs vest upon the achievement of certain predefined company-specific performance-based criteria. PSUs are measured at the closing market price of the Company’s common shares on the date of grant. Stock-based compensation expense for PSUs is amortized on a straight-line basis over the requisite service period of each separately vesting tranche of the award once it is probable that the performance condition will be achieved.

(m)
Foreign currency translation:

The functional and reporting currency of the Company and its subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in a currency other than the U.S. dollar are re-measured into U.S. dollars at the exchange rate prevailing as of the balance sheet date. Non-monetary assets and liabilities acquired in a currency other than U.S. dollars are translated at the approximate historical exchange rates prevailing at each transaction date.

Revenue and expense transactions are translated at the average exchange rate prevailing on the date of transaction. Exchange gains and losses on translation are included in the consolidated statements of operations and comprehensive income (loss) as foreign exchange gain (loss).

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

The treasury stock method is used to compute the dilutive effect of the Company’s stock options, RSUs, PSUs and warrants. Under this method, the incremental number of common shares used in computing diluted net income (loss) per common share is the difference between the number of common shares assumed issued and purchased using assumed proceeds.

(p)
Segment and geographic information:

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment discovering, developing and delivering life-changing therapeutics for patients in need.

(q)
Recently adopted accounting pronouncements:
(i)
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. The Company adopted this ASU in the fourth quarter of 2025, prospectively for the current year presented in the consolidated financial statements. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

(ii)
In September 2025, the FASB issued ASU 2025‑07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share‑Based Noncash Consideration from a Customer in a Revenue Contract, which refines the scope of derivative accounting and clarifies the treatment of certain share‑based noncash consideration in revenue contracts. The Company adopted this ASU in the fourth quarter of 2025, prospectively. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
(r)
Accounting pronouncements not yet adopted:
(i)
In November 2024, the FASB issued ASU 2024‑03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40), which requires disclosure in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. This ASU is effective for public entities for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company is currently evaluating the impact related to the adoption of this ASU on its financial statement disclosures.
(ii)
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the accounting for internal-use software costs by replacing prescriptive development-stage guidance with a principles-based capitalization model and incorporating website development guidance into Subtopic 350-40. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements and related disclosures.

4.
Fair value of financial instruments:

The following table summarizes the fair value hierarchy used to determine the fair values of the Company's cash and cash equivalents and marketable securities:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash, money market fund, mutual funds, commercial paper and U.S. treasuries	$154,659	$44,504	$—	$199,163	$142,712	$—	$—	$142,712
Marketable securities
Guaranteed investment certificates	14,737	—	—	14,737	16,147	—	—	16,147
U.S. treasuries	142,593	—	—	142,593	130,948	—	—	130,948
Commercial paper	—	39,559	—	39,559	—	66,905	—	66,905
Corporate debt securities	—	189,986	—	189,986	—	397,689	—	397,689
Total marketable securities	157,330	229,545	—	386,875	147,095	464,594	—	611,689
Total	$311,989	$274,049	$—	$586,038	$289,807	$464,594	$—	$754,401

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

As of December 31, 2025 and 2024, the Company does not hold any securities classified as Level 3 and there were no securities transferred between Level 1 and 2.

5.
Marketable securities:

Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive loss and fair value of available-for-sale securities consisted of the following:

	December 31, 2025			December 31, 2024
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Current:
Guaranteed investment certificates	$14,348	$389	$14,737	$17,122	$(975)	$16,147
U.S. treasuries	111,901	197	112,098	72,989	147	73,136
Commercial paper	39,555	4	39,559	66,808	97	66,905
Corporate debt securities	182,864	465	183,329	327,448	557	328,005
Non-current:
U.S. treasuries	30,292	203	30,495	58,218	(406)	57,812
Corporate debt securities	6,590	67	6,657	69,726	(42)	69,684
Total	$385,550	$1,325	$386,875	$612,311	$(622)	$611,689

Allowance for credit losses or impairment on these marketable securities have not been recognized as these securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is primarily due to changes in interest and foreign exchange rates.

6.
Property, plant and equipment:

Property, plant and equipment consisted of the following:

	December 31,
	2025	2024
Research equipment	$12,127	$11,631
Office furniture and equipment	1,298	1,285
Computer equipment	1,338	1,463
Leasehold improvements	9,407	9,363
Less: accumulated depreciation	(15,449)	(13,464)
Net book value	$8,721	$10,278

7.
Leases:

The Company has an operating lease for research laboratories and office space in Burnaby, British Columbia, which expires on June 30, 2032, and two renewal options for 5-years each which were not considered in the determination of the right-of-use asset and lease liability. The Company has an additional operating lease for office space in Needham, Massachusetts (“Needham Lease”), which commenced in October 2022. The Needham Lease is for a 62-month term and an option to terminate one year prior to the expiry date, which was not considered in the determination of the right-of-use asset and lease liability.

The cost components of the operating leases were as follows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Lease cost
Operating lease expense	$1,638	$1,646	$1,645
Variable lease expense(1)	831	826	787
Lease term and discount rate
Weighted average remaining lease term (years)	5.7	6.4	7.3
Weighted average discount rate	3.7%	3.8%	3.9%
(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of December 31, 2025 were as follows:

Year ending December 31:
2026	$1,801
2027	1,788
2028	1,087
2029	1,137
2030	1,176
2031 and thereafter	1,822
Total future minimum lease payments	$8,811
Less: imputed interest	(867)
Present value of lease liabilities	$7,944

8.
Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2025	2024
Accounts payable	$3,885	$5,070
Accrued liabilities
Employee compensation, benefits, and related accruals	14,460	9,928
Research and development	18,647	12,061
Income and other taxes	313	5,686
Professional fees	1,989	762
Other	966	714
Total	$40,260	$34,221

9.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated pursuant to which the Company may sell common shares from time to time (the “ATM Program”). In September 2023, pursuant to a prospectus supplement filed in March 2022 (“March 2022 Prospectus”), the Company sold an aggregate of 855,685 common shares for proceeds of $29,508, net of commissions and transaction expenses. In August 2024, a new prospectus supplement was filed replacing the March 2022 Prospectus, pursuant to which the Company refreshed the ATM Program and may sell common shares having gross proceeds of up to $350,000, from time to time. As of December 31, 2025, the Company had sold an aggregate of 2,651,023 common shares for proceeds of $112,151, net of commissions and transaction expenses under the ATM Program (2024 – 310,000 common shares for net proceeds of $12,083). As of February 23, 2026, we sold an additional 3,134,119 common shares for proceeds of $129,975, net of commissions and transaction expenses.

In November 2023, the Company completed an underwritten public offering of 9,846,157 common shares, including 1,384,615 shares sold upon the full exercise of the underwriters' over-allotment option, at a public offering price of $32.50 per common share and pre-funded warrants to purchase 769,230 common shares at $32.4999 per pre-funded warrant (note 9d), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in December 2023, and the Company received proceeds of $323,979, net of underwriting discounts, commissions and offering expenses.

(b)
Authorized share capital:

The Company’s authorized share capital consists of an unlimited number of common and preferred shares without par value.

(c)
Stock-based compensation:

The Company has two equity incentive plans: (i) the 2014 Equity Incentive Plan, which was amended and restated in June 2020, June 2022 and June 2024 (the “Amended and Restated 2014 Plan”), and (ii) the 2025 Inducement Equity Incentive Plan, which was amended and restated in November 2025 (the “Amended and Restated 2025 Inducement Plan”).

The shareholders of the Company approved the Amended and Restated 2014 Plan amended in June 2020, June 2022 and June 2024, amending certain provisions of the Company’s 2014 Plan. The Amended and Restated 2014 Plan permits the grant of stock-based compensation awards to directors, officers, employees and consultants of the Company, including the issuance of options, share appreciation rights, restricted shares, RSUs, and PSUs. Under the Amended and Restated 2014 Plan, options granted generally vest on a graduated basis over a four-year periods. The exercise price of the options is determined by the board of directors but must at least be equal to the fair market value of the common shares on the date of grant. Options may be exercised over a maximum term of ten years. The vesting conditions, vesting period and expiry terms of the RSUs and PSUs are determined by the board of directors. As of December 31, 2025, a total of 5,004,392 common shares remain available for issuance pursuant to the Amended and Restated 2014 Plan. Of this total, the aggregate number of common shares that can be issued through restricted share awards, RSU awards, or PSU awards is limited to 1,000,000 common shares, of which 431,556 common shares remain available as of December 31, 2025.

The board of directors of the Company adopted Amended and Restated 2025 Inducement Plan amended in November 2025. Pursuant to the terms of the Amended and Restated 2025 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, RSUs, restricted stock, and PSUs as an inducement material to individuals being hired, or rehired following a bona fide period of interruption of employment, as an employee of the Company or any of its subsidiaries, and its terms are substantially similar to the Company’s Amended and Restated 2014 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the 2025 Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. The Company has reserved 900,000 common shares for issuance under the Amended and Restated 2025 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the Amended and Restated 2025 Inducement Plan by its shareholders.

The following table presents the components and classification of stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense by award type:
Stock options	$50,347	$48,384	$32,372
RSUs	2,518	—	—
PSUs	842	2,333	—
	$53,707	$50,717	$32,372
Stock-based compensation expense in operating expenses:
Research and development	$26,479	$22,088	$13,067
General and administrative	27,228	28,629	19,305
	$53,707	$50,717	$32,372

Stock options

The following table presents the summary of stock option activity for the period:

	Number of	Weighted Average Exercise	Aggregate
	Options	Price ($)(1)	Intrinsic Value
Outstanding, December 31, 2022	7,117,782	18.75	147,214
Granted	2,542,473	35.29
Exercised(1)	(587,536)	13.58	14,526
Forfeited, cancelled or expired	(178,217)	31.49
Outstanding, December 31, 2023	8,894,502	23.56	200,122
Granted	3,062,819	42.93
Exercised(1)	(1,040,136)	12.43	30,416
Forfeited, cancelled or expired	(207,896)	38.18
Outstanding, December 31, 2024	10,709,289	29.90	111,202
Granted	2,894,139	35.99
Exercised(1)	(1,801,630)	20.56	28,436
Forfeited, cancelled or expired	(727,078)	39.17
Outstanding, December 31, 2025	11,074,720	32.40	137,659
Exercisable, December 31, 2025	6,279,248	28.28	103,917

(1)
During the year ended December 31, 2025, 318,813 (2024 – 5,144 and 2023 – 4,320) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 594,076 (2024 – 729,965 and 2023 – 377,114) common shares for the cashless exercise of 1,482,817 (2024 – 1,034,992 and 2023 – 583,216) stock options.

At December 31, 2025, stock options outstanding and exercisable had a weighted average remaining contractual life of 7.31 years and 6.18 years, respectively.

The fair value of stock options at the date of grant is estimated using the Black-Scholes option-pricing model, which requires multiple subjective inputs. The risk-free interest rate of the options is based on the U.S. Treasury yield curve in effect at the date of grant for a term similar to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s common shares calculated based on a period of time commensurate with the expected term assumption. Expected life assumptions are based on the Company’s historical data. The dividend yield is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Forfeitures are recognized as they occur.

The weighted average option pricing assumptions are as follows:

	Year Ended December 31,
	2025	2024	2023
Average risk-free interest rate	4.01%	4.05%	3.93%
Expected volatility	61%	66%	69%
Average expected term (in years)	5.78	5.75	5.94
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value of stock options granted	$21.11	$26.48	$22.52

A summary of the Company’s unvested stock option activity and related information for the year ended December 31, 2025 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value ($)
Unvested, January 1, 2025	4,781,651	24.56
Granted	2,894,139	21.11
Vested	(2,365,029)	24.09
Forfeited or cancelled	(515,289)	25.39
Unvested, December 31, 2025	4,795,472	22.62

The aggregate fair value of options vested during the year ended December 31, 2025 was $56,967 (2024 – $43,375 and 2023 – $29,233).

As of December 31, 2025, the unrecognized stock-based compensation expense related to the unvested stock options was $97,452, which is expected to be recognized over a weighted average period of 2.60 years.

Restricted share units

RSUs generally vest annually over a one-year period for directors and a four-year period for employees and officers, subject to continued service on each vesting date. Upon vesting, each RSU entitles the holder to receive one common share.

The following table presents the summary of RSU activity for the year ended December 31, 2025:

	Number of	Weighted Average Grant Date
	Units	Fair Value ($)
Outstanding, December 31, 2024	—	—
Granted	358,932	35.90
Vested	—	—
Forfeited	(9,938)	35.48
Outstanding, December 31, 2025	348,994	35.91

As of December 31, 2025, the unrecognized stock-based compensation expense related to unvested RSUs was $10,014, which is expected to be recognized over a weighted average period of 3.21 years.

Performance share units

PSUs vest upon the achievement of certain predefined company-specific performance-based criteria on or before December 31, 2027, subject to continued employment to each performance objective achievement date. At the achievement of the vesting criteria, each PSU entitles the holder to receive one common share.

The following table presents the summary of PSU activity for the period:

	Number of	Weighted Average Grant Date
	Units	Fair Value ($)
Outstanding, December 31, 2023	—	—
Granted	210,000	43.90
Vested	—	—
Forfeited	—	—
Outstanding, December 31, 2024	210,000	43.90
Granted	96,550	35.28
Vested	—	—
Forfeited	(49,100)	44.17
Outstanding, December 31, 2025	257,450	40.61

As of December 31, 2025, the unrecognized stock-based compensation expense related to the unvested PSUs that is probable to be achieved was $361. The recognition of this expense is subject to the achievement of the performance-based criteria, which are reassessed at each reporting date. There is $6,912 of unrecognized stock-based compensation expense related to the PSUs that is not probable to be achieved.

(d)
Pre-funded warrants:

The following table summarizes the pre-funded warrants activity for the years ended December 31, 2025, 2024, and 2023:

Number of Pre-funded
warrants outstanding
Outstanding, December 31, 2022	3,103,864
Issued	769,230
Exercised(1)	(1,700,013)
Outstanding, December 31, 2023	2,173,081
Issued	—
Exercised	—
Outstanding, December 31, 2024 and 2025	2,173,081
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

Since the pre-funded warrants meet the condition for equity classification, proceeds from issuances of the pre-funded warrants for the year ended December 31, 2023, of $23,477, net of underwriting discounts, commissions and offering expenses, are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from the holder are recorded in common shares. Pre-funded warrants to purchase 2,173,081 (2024 – 2,173,081 and 2023 – 2,173,081) common shares are not included in the number of issued and outstanding common shares as of December 31, 2025.

(e)
Warrant:

In August 2018, a warrant to purchase 40,000 common shares at a price per common share of $9.79 was issued. In October 2025, the Company issued 30,792 common shares upon the cashless exercise of the warrant.

10.
Collaboration agreements:

Neurocrine Biosciences license and collaboration agreement

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

The Company has an option to co-fund 50% of the development costs of NBI-921352 or another product candidate in the U.S., exercisable upon achievement of certain milestones, in exchange for increased U.S. royalties. The Company has not exercised this option as of December 31, 2025.

In February 2025, NBI-921355, a Nav1.2 and Nav1.6 sodium channel inhibitor in development for the potential treatment for certain types of epilepsy, progressed into a Phase 1 clinical study in healthy adult participants, triggering a $7,500 milestone payment to the Company, which was recognized as revenue for the year ended December 31, 2025.

11.
Net loss per common share:

The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(345,910)	$(234,330)	$(182,393)
Denominator:
Common shares (weighted average)	77,080,670	75,721,562	64,739,678
Pre-funded warrants (weighted average)	2,173,081	2,173,081	2,149,327
Weighted average common shares outstanding – basic and diluted	79,253,751	77,894,643	66,889,005
Net loss per common share – basic and diluted	$(4.36)	$(3.01)	$(2.73)

The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration (note 9d).

The Company reported net losses for each of the years ended December 31, 2025, 2024 and 2023, and therefore excluded all potentially dilutive outstanding securities from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect. The following table summarizes these potentially dilutive securities:

	Year Ended December 31,
	2025	2024	2023
Stock options	11,074,720	10,709,289	8,894,502
RSUs	348,994	—	—
PSUs	257,450	210,000	—
Warrants	—	40,000	40,000
Total	11,681,164	10,959,289	8,934,502

12.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through December 31, 2025, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

(b)
Legal contingencies:

From time to time, the Company is subject to claims and legal proceedings arising in the ordinary course of business, and such claims, individually or in the aggregate, are not likely to have a material adverse effect on the Company’s consolidated financial statements.

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

13.
Defined contribution benefit plan:

The Company sponsors retirement savings plans for Canadian and United States employees, under which eligible employees may elect to contribute a percentage of their annual compensation to the plans, subject to statutory limitations. The Company matches 100% of the employee's contributions, subject to a maximum of 5% of eligible compensation.

14.
Income taxes:

Loss before income taxes for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Canada	$(351,065)	$(243,410)	$(174,491)
United States	6,171	4,991	(8,194)
Loss before income taxes	$(344,894)	$(238,419)	$(182,685)

The income tax recovery (expense) is allocated as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Canada	$—	$—	$—
United States	(4,214)	(4,775)	—
	(4,214)	(4,775)	—
Deferred:
Canada	—	—	—
United States	3,198	8,864	292
	3,198	8,864	292
Income tax recovery (expense)	$(1,016)	$4,089	$292

The Company’s wholly-owned subsidiary, Xenon Pharmaceuticals USA Inc., generates taxable income due to an intercompany service agreement with the Company.

A reconciliation of the expected Canadian statutory income tax rate to the effective income tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
Canadian federal statutory tax rate	$(51,734)	15.0%
Foreign tax effects
United States
Other	90	(0.0%)
Effects of cross-border tax laws
Foreign accrual property income	3,074	(0.9%)
Change in valuation allowance	44,108	(12.8%)
Non-taxable or non-deductible items
Stock-based compensation	4,156	(1.2%)
Other	1,322	(0.4%)
Effective income tax rate	$1,016	(0.3%)

A reconciliation of the expected Canadian statutory income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Tax at statutory income tax rate	27.0%	27.0%
Change in valuation allowance	(22.0%)	(24.0%)
Research and development and other credits	1.3%	1.6%
Tax attributes expired/utilized	(1.1%)	(0.8%)
Stock-based compensation	(3.4%)	(3.2%)
Other non-deductible expenses	(0.4%)	(0.3%)
Other	0.3%	(0.1%)
Effective income tax rate	1.7%	0.2%

Deferred income tax assets and liabilities result from the temporary differences between the carrying amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2025	2024
Deferred income tax assets:
Research and development tax credits	$46,535	$42,830
Investment tax credits	30,770	29,818
Non-capital losses	251,701	173,352
Depreciable assets	13,665	13,269
Deferred financing fees	3,943	6,967
Stock-based compensation	10,836	8,380
Operating lease liability	2,018	2,299
Other	1,904	1,704
Total deferred income tax assets	361,372	278,619
Less - valuation allowance	(346,794)	(266,856)
Total deferred income tax assets, net of valuation allowance	14,578	11,763

Deferred tax liability:
Operating lease right-of-use asset	(1,714)	(2,097)

Net deferred income tax assets	$12,864	$9,666

At December 31, 2025, a valuation allowance of $346,794 (2024 – $266,856) has been recognized to offset deferred tax assets where realization of such assets is uncertain. The valuation allowance increased by $79,938 in 2025, which primarily relates to increases in Canadian non-capital loss carryforward deferred tax assets as of December 31, 2025.

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly. A full valuation allowance continues to be applied against deferred income tax assets in Canada as the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Deferred income tax assets recorded on the consolidated balance sheets as of December 31, 2025 and 2024, result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes, net of valuation allowance, related to the operations of Xenon Pharmaceuticals USA Inc.

At December 31, 2025, the Company has unclaimed tax deductions for scientific research and experimental development expenditures of $172,351 with no expiry.

At December 31, 2025, the Company has $30,202 of investment tax credits available to offset federal taxes payable and $8,798 of investment tax credits available to offset provincial taxes payable in the future.

At December 31, 2025, the Company has gross non-capital losses, net of uncertain tax positions, carried forward for tax purposes, which are available to reduce taxable income of future years of approximately $932,225.

The investment tax credits and loss carry forwards expire over various years from 2026 to 2046.

Income taxes paid, net of refunds, for the year ended December 31, 2025 is as follows:

Year Ended December 31, 2025
Canada	$—
United States	8,423
Total	$8,423

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of uncertainties. Interest and penalties related to uncertain tax positions, if any, will be recognized as a component of income tax expense.

A reconciliation of unrecognized tax benefits is as follows:

Outstanding, December 31, 2024	$10,850
Increase related to prior year tax positions	2,456
Increase related to current tax positions	—
Lapses of statute of limitations	(5)
Outstanding, December 31, 2025	$13,301

If recognized in future periods, $2,451 of the unrecognized tax benefits would affect the Company’s effective tax rate. As of December 31, 2025, the Company had accrued interest and penalties related to tax contingencies of $747 (2024 – $158). For the year ended December 31, 2025, the Company recognized interest and penalties, net of federal income tax benefit, of $588 (2024 – $158).

The Company files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. In jurisdictions in which the Company does not believe it is subject to tax and therefore does not file income tax returns, the Company can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since the inception of the Company) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company claims, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2005 to 2025 remain subject to examinations in Canada and from 2022 to 2025 remain subject to examinations in the United States.

15.
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

The following table presents information about reported segment revenues, significant segment expenses, and segment loss:

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$7,500	$—	$—

Less:
Direct external research and development costs
Azetukalner	165,950	106,806	89,303
Pain programs (XEN1701, XEN1120)	7,510	4,795	—
Pre-clinical, discovery and other programs	24,387	16,751	20,704
Personnel-related expenses	89,703	68,340	47,739
Stock-based compensation	53,707	50,717	32,372
Other research and development costs	12,519	11,232	9,560
Other general and administrative costs	26,794	20,657	14,376
Interest income	(26,828)	(41,943)	(27,620)
Other segment items(1)	(332)	(3,025)	(4,041)
Net loss	(345,910)	(234,330)	(182,393)
(1)
Other segment items include foreign exchange gain (loss), unrealized fair value gain on trading securities, and income tax recovery (expense).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Plans

From time to time, our officers, as defined in Rule 16a-1(f), and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements, as each term is defined in Item 408 or Regulation S-K. During the quarter ended December 31, 2025, each of our officers listed in the table below adopted a Rule 10b5-1 trading arrangement intended to qualify as a "plan providing for eligible sell-to-cover transactions" under Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act. The trading arrangements are in the form of durable sell-to-cover instructions that provide for sales of common shares necessary to satisfy such individual’s tax withholding obligations incurred in connection with the vesting or settlement of restricted share units and performance share units previously granted or that could in the future be granted by the Company, whether vesting is based on the passage of time or the achievement of performance goals. The total number of shares of common shares that may be sold pursuant to the sell-to-cover instructions is not determinable and the sell-to-cover instructions will remain in place indefinitely unless revoked in writing.

Name and Position	Action	Date	Total Shares to be Sold (1)	Expiration Date (1)
Ian Mortimer President and Chief Executive Officer	Adopt	December 3, 2025	Indeterminable	Indeterminable
Thomas P. Kelly Chief Financial Officer	Adopt	December 3, 2025	Indeterminable	Indeterminable
Darren Cline Chief Commercial Officer	Adopt	December 3, 2025	Indeterminable	Indeterminable
Andrea DiFabio Chief Legal Officer and Corporate Secretary	Adopt	December 3, 2025	Indeterminable	Indeterminable
Christopher Kenney Chief Medical Officer	Adopt	December 3, 2025	Indeterminable	Indeterminable
(1)
The trading arrangements will apply to the first award of RSUs granted to the applicable officer on or after March 12, 2025; the first award of PSUs granted to such officer on or after March 11, 2024; and any RSUs or PSUs that may, from time to time following either such date, be granted to such officer by the Company, other than (i) the portion of any RSU or PSU award that vests prior to the expiration of the applicable cooling-off period as set forth in such officer’s trading arrangement, and (ii) any future granted RSUs or PSUs which by the terms of the applicable award agreement require us to withhold shares for tax withholding obligations in connection with the vesting and settlement of such RSUs or PSUs, as applicable, and therefore do not permit sell-to-cover transactions. The number of shares sold under these elections will vary based on the tax withholding obligations incurred upon vesting.

Compensatory Arrangements of Certain Officers

On February 26, 2026, the Company entered into an amended and restated employment agreement with each of Ian Mortimer, the Company’s President & Chief Executive Officer; Tucker Kelly, the Company’s Chief Financial Officer; Darren Cline, the Company's Chief Commercial Officer; Andrea DiFabio, the Company’s Chief Legal Officer and Corporate Secretary; and Christopher Kenney, the Company’s Chief Medical Officer. Pursuant to the amended and restated employment agreements, each officer received an increase to his or her annual base salary effective as of January 1, 2026 (Mr. Mortimer: $820,000; Mr. Kelly: $550,000; Mr. Cline: $545,000; Ms. DiFabio: $530,000, Dr. Kenney: $590,000) and each of Mr. Mortimer, Ms. DiFabio, and Dr. Kenney received an increase to his or her annual target bonus (the "Target Bonus Amount"), expressed as a percentage of base salary (Mr. Mortimer: 70%; Ms. DiFabio: 45%; Dr. Kenney: 45%).

Each of the amended and restated employment agreements with Mr. Mortimer, Mr. Kelly, Mr. Cline, Ms. DiFabio, and Dr. Kenney provides that if we terminate the applicable executive’s employment without cause (in the cases of Mr. Kelly, Mr. Cline, Ms. DiFabio and Dr. Kenney, as such term is defined in the executive’s employment agreement) outside of the period beginning three months before a Change of Control (as such term is defined in the executive’s employment agreement) and ending 12 months after the Change of Control, we will provide, subject to the receipt of a release of all claims, (i) in the case of Mr. Mortimer, a working notice of termination (in which case all terms and conditions of employment including compensation and benefits, subject to the applicable insurer’s terms of coverage, will continue), base salary continuance, a lump sum payment of base salary, or an equivalent combination of any of the foregoing, for 18 months (such number of months, the “Mortimer Payment Period”), and in the cases of Mr. Kelly, Mr. Cline, Ms. DiFabio and Dr. Kenney, a lump sum severance payment equal to the executive’s base salary for a number of months equal to 12 months plus one additional month for every one year of consecutive service (up to a combined maximum of 18 months) (such number of months, the “Payment Period”); (ii) a lump sum payment equal to the executive’s target annual bonus for the fiscal year in which the termination of employment occurs, pro-rated based on the number of days the executive was employed during such fiscal year (the “Pro-Rated Annual Bonus”); (iii) in the case of Mr. Mortimer, continued coverage for the executive under our group benefits insurance, or payment of the cost of monthly premiums under our group benefits insurance, until the end of the 18-month period following his termination of employment or the date on which he commences full-time employment; (iv) in the cases of Mr. Kelly, Mr. Cline, Ms. DiFabio, and Dr. Kenney, Company payment of the employer portion of COBRA premiums for the Payment Period, subject to the executive’s eligibility for, and timely election of, COBRA coverage; (v) payment to the executive of an amount equal to the contributions for retirement savings that we would have paid on his or her behalf for the Mortimer Payment Period or the Payment Period, as applicable; and (vi) continued vesting of stock options, restricted stock units, other equity or equity-based awards, and any other deferred compensation granted to the executive for three months following the date the executive’s employment terminates and continued exercisability of such options and deferred compensation for up to six months following termination of employment.

If, during the change of control period, the executive’s employment is terminated without cause or the executive resigns for Good Reason (as such term is defined in the executive’s employment agreement), we will, subject to the receipt of a release of all claims, (i) pay the executive a lump sum amount equal to the product obtained by multiplying (A) the sum of his or her base salary plus his or her target annual bonus by (B) the number of months in the Payment Period divided by 12 (or in the case of Mr. Mortimer, by two); (ii) pay the executive the Pro-Rated Annual Bonus; (iii) pay the executive an amount equal to the contributions for retirement savings that we would have paid on his or her behalf for the Payment Period (or in the case of Mr. Mortimer, for 24 months); (iv) fully accelerate the vesting of all of the executive’s unvested stock options, restricted stock units, other equity or equity-based awards (with any performance-based awards vesting in full), and other deferred compensation awards; (v) provide for the continued exercisability of the executive’s stock options for the longer of (A) six months from the termination of the executive’s employment or (B) the period stipulated in the applicable plan or grant; (vi) in the case of Mr. Mortimer, arrange for continued coverage under our group benefits insurance, or payment of the cost of monthly premiums under our group benefits insurance, until the end of the 24-month period after the termination of his employment or until he commences full-time employment; and (vii) in the cases of Mr. Kelly, Mr. Cline, Ms. DiFabio, and Dr. Kenney, Company payment of the employer portion of COBRA premiums for the Payment Period, subject to the executive’s eligibility for, and timely election of, COBRA coverage.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K, including discussion of our Insider Trading Policy under the heading "Insider Trading Policies," is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

(a)(3) Exhibits — The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits — The exhibits listed in the table below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Common Share Certificate.	S-1/A	333-198666	4.1	October 6, 2014

4.2	Warrant to Purchase Shares, dated August 3, 2018, by and between Xenon Pharmaceuticals Inc. and Silicon Valley Bank.	8-K	001-36687	4.1	August 7, 2018

4.3	Description of Securities.

4.4	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	October 6, 2021

4.5	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	June 23, 2022

4.6	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	November 30, 2023

10.1#	Stock Option Plan, as amended, and form of option agreement thereunder.	S-1/A	333-198666	10.7	October 6, 2014

10.2#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 2, 2022

10.3#	Amended and Restated 2014 Equity Incentive Plan and form of share option agreement used thereunder.	8-K	001-36687	10.1	June 5, 2024

10.4#	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-198666	10.15	October 6, 2014

10.5†	Asset Purchase Agreement, dated April 25, 2017, by and between the Company and 1st Order Pharmaceuticals, Inc.	10-Q	001-36687	10.2	August 3, 2017

10.6	Milestone and Royalty Buy-Out Agreement, dated September 7, 2018, by and among Xenon Pharmaceuticals Inc., Valeant Pharmaceuticals Ireland Limited and Valeant Pharmaceuticals Luxembourg S.a.r.l.	8-K	001-36687	10.1	September 11, 2018

10.7#	Amended and Restated Employment Agreement, dated March 19, 2019, by and between the Company and Robin Sherrington.	10-K	001-36687	10.24	March 9, 2020

10.8#	Employment Agreement, dated July 14, 2020, by and between the Company and Christopher Von Seggern.	10-Q	001-36687	10.3	November 5, 2020

10.9#	Employment Agreement, dated January 13, 2021, by and between the Company and Sherry Aulin.	8-K	001-36687	10.4	January 14, 2021

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.10#	2019 Inducement Equity Incentive Plan and related form of share option agreement.	8-K	001-36687	10.1	September 10, 2019

10.11††	License and Collaboration Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	December 2, 2019

10.12	Share Purchase Agreement, dated as of December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.2	December 2, 2019

10.13††	Amendment No. 1 to Asset Purchase Agreement, dated August 4, 2020, by and between the Company and 1st Order Pharmaceuticals Inc.	10-Q	001-36687	10.2	August 6, 2020

10.14	At-the-Market Equity Offering Sales Agreement dated as of August 6, 2020, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	August 6, 2020

10.15	Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated March 1, 2022, by and among Xenon Pharmaceuticals Inc., Jefferies LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-36687	1.1	March 1, 2022

10.16††	Amendment #1, dated January 13, 2021, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 14, 2021

10.17	Share Purchase Agreement, dated as of September 8, 2021, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	September 8, 2021

10.18	Lease Agreement, effective November 24, 2021, by and between the Company and Redstone Enterprises Ltd.	8-K	001-36687	10.1	December 1, 2021

10.19	Share Purchase Agreement, dated as of January 11, 2022, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	8-K	001-36687	10.1	January 12, 2022

10.20††	Amendment #2, dated February 25, 2022, to the License and Collaboration Agreement, dated December 2, 2019, by and between Xenon Pharmaceuticals Inc. and Neurocrine Biosciences, Inc.	10-K	001-36687	10.30	March 1, 2022

10.21††	Consent to Alterations and Lease Modification Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective May 19, 2022.	10-Q	001-36687	10.1	August 9, 2022

10.22#	Executive Incentive Compensation Plan.	8-K	001-36687	10.1	March 14, 2023

10.23	Consent to Alterations Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective March 27, 2023.	10-Q	001-36687	10.1	August 9, 2023

10.24	Consent to Alterations Agreement between Redstone Enterprises Ltd. and Xenon Pharmaceuticals Inc., effective August 16, 2023.	10-K	001-36687	10.27	February 29, 2024

10.25#	Employment Agreement, dated December 15, 2023, by and between the Company and James Empfield.	10-K	001-36687	10.28	February 29, 2024

10.26	Form of Performance Share Award Agreement.	10-Q	001-36687	10.1	May 9, 2024

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.27	Form of Performance Share Award Agreement.	10-Q	001-36687	10.6	May 12, 2025

10.28#	Letter Agreement, dated January 15, 2025, by and between the Company and Christopher Von Seggern.	10-K	001-36687	10.30	February 27, 2025

10.29#	Consulting Agreement, dated January 17, 2025, by and between the Company and Christopher Von Seggern.	10-K	001-36687	10.31	February 27, 2025

10.30#	Post-Employment Consulting Agreement, dated February 27, 2025, by and between the Company and Sherry Aulin.	10-K	001-36687	10.33	February 27, 2025

10.31	Form of Restricted Unit Award Agreement.	10-Q	001-36687	10.5	May 12, 2025

10.32	Form of Restricted Unit Award Agreement.	10-Q	001-36687	10.1	August 11, 2025

10.33	Form of Restricted Unit Award Agreement.
10.34#	Amended and Restated 2025 Inducement Equity Incentive Plan and related form agreements.	8-K	001-36687	10.1	December 1, 2025

10.35#	Employment Agreement, dated June 2, 2025, by and between the Company and Darren Cline.	10-Q	001-36687	10.2	August 11, 2025

10.36#	Employment Agreement, dated October 4, 2025, by and between the Company and Thomas P. Kelly.	8-K	001-36687	10.1	October 17, 2025

10.37#	Employment Agreement by and between the Company and Ian Mortimer, effective as of February 25, 2026.

10.38#	Employment Agreement by and between the Company and Thomas P. Kelly, effective as of February 25, 2026.

10.39#	Employment Agreement by and between the Company and Andrea DiFabio, effective as of February 25, 2026.

10.40#	Employment Agreement by and between the Company and Christopher Kenny, effective as of February 25, 2026.

10.41#	Employment Agreement by and between the Company and Darren Cline, effective as of February 25, 2026.

16.1	Letter from KPMG LLP, dated March 3, 2025.	8-K	001-36687	16.1	March 5, 2025

19	Insider Trading Policy.	10-K	001-36687	19	February 27, 2025

21.1	List of Subsidiaries of the Company.	10-K	001-36687	21.1	March 8, 2017

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

97	Clawback Policy, effective as of October 2, 2023.	10-K	001-36687	97	February 29, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: February 26, 2026	XENON PHARMACEUTICALS INC.
	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Dawn Svoronos, Ian Mortimer and Thomas P. Kelly, and each of them severally, as his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (including his or her capacity as a director and/or officer of Xenon Pharmaceuticals Inc.) to sign any and all amendments and supplements to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Mortimer Ian Mortimer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
/s/ Thomas P. Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026
Thomas P. Kelly
/s/ Dawn Svoronos	Chair of the Board of Directors	February 26, 2026
Dawn Svoronos
/s/ Gillian Cannon	Director	February 26, 2026
Gillian Cannon
/s/ Steven Gannon	Director	February 26, 2026
Steven Gannon
/s/ Elizabeth Garofalo	Director	February 26, 2026
Elizabeth Garofalo
/s/ Justin Gover	Director	February 26, 2026
Justin Gover
/s/ Patrick Machado	Director	February 26, 2026
Patrick Machado
/s/ Gary Patou	Director	February 26, 2026
Gary Patou