Form 10-Q
period 2026-03-31
Xenon Pharmaceuticals Inc.
filed 2026-05-07
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 96,665,550 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$545,867	$199,163
Marketable securities (note 4)	548,880	349,723
Other receivables	1,165	1,371
Prepaid expenses and other current assets	10,720	10,392
Total current assets	1,106,632	560,649
Marketable securities, long-term (note 4)	244,874	37,152
Operating lease right-of-use asset, net (note 5)	6,288	6,626
Property, plant and equipment, net	8,294	8,721
Deferred tax assets	12,417	12,864
Prepaid expenses, long-term	8,305	7,151
Total assets	$1,386,810	$633,163

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$38,254	$40,260
Operating lease liability (note 5)	1,561	1,532
Total current liabilities	39,815	41,792
Operating lease liability, long-term (note 5)	5,930	6,412
Other liabilities, long-term	3,246	3,199
Total liabilities	$48,991	$51,403

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 96,624,123 (December 31, 2025 - 80,010,790) (note 7)	$2,421,833	$1,598,571
Additional paid-in capital	264,879	228,234
Accumulated deficit	(1,347,682)	(1,245,380)
Accumulated other comprehensive income (loss)	(1,211)	335
Total shareholders’ equity	$1,337,819	$581,760
Total liabilities and shareholders’ equity	$1,386,810	$633,163

Commitments and contingencies (note 10)

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue (note 8)	$—	$7,500

Operating expenses:
Research and development	88,508	61,200
General and administrative	23,820	19,038
Total operating expenses	112,328	80,238
Loss from operations	(112,328)	(72,738)
Other income:
Interest income	6,907	8,083
Foreign exchange gain	548	35
Total other income	7,455	8,118
Loss before income taxes	(104,873)	(64,620)
Income tax recovery (expense)	2,571	(427)
Net loss	$(102,302)	$(65,047)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (note 4)	(1,546)	776
Comprehensive loss	$(103,848)	$(64,271)

Net loss per common share (note 9):
Basic and diluted	$(1.17)	$(0.83)
Weighted-average common shares outstanding (note 9):
Basic and diluted	87,345,717	78,687,503

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2024	76,416,086	$1,456,836	$199,149	$(899,470)	$(1,612)	$754,903
Net loss for the period	—	—	—	(65,047)	—	(65,047)
Stock-based compensation expense	—	—	12,174	—	—	12,174
Issuance of common shares pursuant to equity incentive plans	170,273	4,014	(2,863)	—	—	1,151
Other comprehensive income	—	—	—	—	776	776
Balance as of March 31, 2025	76,586,359	$1,460,850	$208,460	$(964,517)	$(836)	$703,957

Balance as of December 31, 2025	80,010,790	$1,598,571	$228,234	$(1,245,380)	$335	$581,760
Net loss for the period	—	—	—	(102,302)	—	(102,302)
Issuance of common shares and pre-funded warrants, net	15,370,962	790,198	47,328	—	—	837,526
Exercise of pre-funded warrants	118,980	3,296	(3,296)	—	—	—
Stock-based compensation expense	—	—	16,894	—	—	16,894
Issuance of common shares pursuant to equity incentive plans	1,123,391	29,768	(24,281)	—	—	5,487
Other comprehensive loss	—	—	—	—	(1,546)	(1,546)
Balance as of March 31, 2026	96,624,123	$2,421,833	$264,879	$(1,347,682)	$(1,211)	$1,337,819

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(102,302)	$(65,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable and accretion of discounts on marketable securities	(877)	2,947
Depreciation of property plant and equipment	587	659
Non-cash operating lease expense	338	322
Deferred income tax expense (recovery)	447	(1,213)
Stock-based compensation expense	16,894	12,174
Unrealized foreign exchange (gain) loss	(204)	182
Realized (gain) loss on marketable securities	(400)	518
Changes in operating assets and liabilities:
Other receivables	205	(7,178)
Prepaid expenses and other current assets	(1,482)	(926)
Accounts payable and accrued liabilities	(1,801)	(3,783)
Operating lease liability	(349)	(307)
Other liabilities	47	—
Net cash used in operating activities	(88,897)	(61,652)

Investing activities:
Purchases of property, plant and equipment	(133)	(43)
Purchases of marketable securities	(505,652)	(131,239)
Proceeds from marketable securities	98,503	165,792
Net cash provided by (used in) investing activities	(407,282)	34,510

Financing activities:
Proceeds from offerings, net	837,526	—
Proceeds from exercise of stock options	5,487	1,151
Net cash provided by financing activities	843,013	1,151

Effect of exchange rate changes on cash and cash equivalents	(130)	(64)
Increase (decrease) in cash and cash equivalents	346,704	(26,055)
Cash and cash equivalents, beginning of period	199,163	142,712
Cash and cash equivalents, end of period	$545,867	$116,657

Supplemental disclosure of cash paid:
Operating lease	$439	$420

Supplemental disclosures of non-cash transactions:
Fair value of stock options and pre-funded warrants exercised on a cashless basis	$17,644	$2,085

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

The Company has incurred significant operating losses since inception. As of March 31, 2026, the Company had an accumulated deficit of $1,347,682 and a net loss of $102,302 for the three months ended March 31, 2026. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $1,339,621. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects the cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next 12 months from the issuance of the financial statements.

2.
Basis of presentation:

These unaudited interim condensed consolidated financial statements are presented in U.S. dollars and include the accounts of the Company and its wholly-owned subsidiary, Xenon Pharmaceuticals USA Inc., a Delaware corporation. All intercompany transactions and balances have been eliminated on consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Certain information has been reclassified to conform with the financial presentation adopted for the current year. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025 included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on February 26, 2026.

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

3.
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

The following table summarizes the fair value hierarchy levels used to determine the fair values of the Company’s cash and cash equivalents and marketable securities:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market fund, mutual funds, commercial paper and U.S. treasuries	$522,449	$23,418	$—	$545,867	$154,659	$44,504	$—	$199,163
Total cash and cash equivalents	522,449	23,418	—	545,867	154,659	44,504	—	199,163

Marketable securities:
Guaranteed investment certificates	7,222	—	—	7,222	14,737	—	—	14,737
U.S. treasuries	273,065	—	—	273,065	142,593	—	—	142,593
Commercial paper	—	80,047	—	80,047	—	39,559	—	39,559
Corporate debt securities	—	433,420	—	433,420	—	189,986	—	189,986
Total marketable securities	280,287	513,467	—	793,754	157,330	229,545	—	386,875
Total	$802,736	$536,885	$—	$1,339,621	$311,989	$274,049	$—	$586,038

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

As of March 31, 2026 and December 31, 2025, the Company did not hold any securities classified as Level 3 and there were no securities transferred between Level 1 and Level 2.

4.
Marketable securities:

Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive income (loss) and fair value of available-for-sale securities consisted of the following:

	March 31, 2026			December 31, 2025
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain	Fair Value
Current:
Guaranteed investment certificates	$7,272	$(50)	$7,222	$14,348	$389	$14,737
U.S. treasuries	213,521	52	213,573	111,901	197	112,098
Commercial paper	80,080	(33)	80,047	39,555	4	39,559
Corporate debt securities	248,127	(89)	248,038	182,864	465	183,329
Total current	549,000	(120)	548,880	348,668	1,055	349,723

Non-current:
U.S. treasuries	59,476	16	59,492	30,292	203	30,495
Corporate debt securities	185,499	(117)	185,382	6,590	67	6,657
Total non-current	244,975	(101)	244,874	36,882	270	37,152
Total	$793,975	$(221)	$793,754	$385,550	$1,325	$386,875

Allowance for credit losses or impairment on these marketable securities has not been recognized as these securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery. The change in fair value is primarily due to changes in interest and foreign exchange rates.

5.
Leases:

The Company has an operating lease for research laboratories and office space in Burnaby, British Columbia which expires on June 30, 2032, and two renewal options for 5-years each which were not considered in the determination of the right-of-use asset and lease liability. The Company has an additional 65-month operating lease for office space in Needham, Massachusetts, which commenced in October 2022. There is an option to terminate one year prior to the expiry date, which was not considered in the determination of the right-of-use asset and lease liability.

The following table presents supplemental operating leases information:

	Three Months Ended March 31,
	2026	2025
Lease cost:
Operating lease expense	$411	$408
Variable lease expense(1)	219	200
Lease term and discount rate:
Weighted average remaining lease term (years)	5.5	6.2
Weighted average discount rate	3.7%	3.8%

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Future minimum lease payments as of March 31, 2026 were as follows:

Year ending December 31:
2026	$1,351
2027	1,773
2028	1,072
2029	1,122
2030	1,160
2031 and thereafter	1,797
Total future minimum lease payments	$8,275
Less: imputed interest	(784)
Present value of lease liabilities	$7,491

6.
Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$5,748	$3,885

Accrued liabilities:
Employee compensation, benefits, and related accruals	7,631	14,460
Research and development	19,087	18,647
Income and other taxes	269	313
Professional fees	4,179	1,989
Other	1,340	966
Total accrued liabilities	32,506	36,375
Total	$38,254	$40,260

7.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, pursuant to which the Company may sell common shares from time to time (the “ATM Program”). Pursuant to a prior prospectus, the Company sold an aggregate of 3,134,119 common shares for proceeds of $129,975, net of commissions and transaction expenses, during the period from January 1, 2026 to February 26, 2026. On February 27, 2026, a new prospectus supplement was filed replacing the prior prospectus, pursuant to which the Company refreshed the ATM Program and may sell common shares having gross proceeds of up to $400,000, from time to time.

In March 2026, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies LLC, TD Securities (USA) LLC, Stifel, Nicolaus & Company, Incorporated, RBC Capital Markets, LLC, and William Blair & Company, L.L.C., relating to an underwritten public offering of 12,236,843 common shares, including 1,710,526 shares sold upon the full exercise of the underwriters' over-allotment option, at a public offering price of $57.00 per common share and pre-funded warrants to purchase 877,194 common shares at $56.9999 per pre-funded warrant (note 7b), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in March 2026, and the Company received proceeds of $707,551, net of underwriting discounts, commissions, and offering expenses.

(b)
Pre-funded warrants:

The following table presents pre-funded warrants activity:

	Three Months Ended March 31,
	2026	2025
Outstanding, beginning of period	2,173,081	2,173,081
Issued	877,194	—
Exercised(1)	(118,982)	—
Outstanding, end of period	2,931,293	2,173,081
(1)
During the three months ended March 31, 2026, the Company issued 118,980 common shares upon the exercise of 118,982 pre-funded warrants pursuant to a net exercise mechanism under the warrants.

Each pre-funded warrant is exercisable for the purchase of a common share at the holder’s discretion at an exercise price of $0.0001, subject to certain post-exercise beneficial ownership limitations as provided under the terms of the pre-funded warrant.

Since the pre-funded warrants meet the condition for equity classification, net proceeds from issuances of the pre-funded warrants are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder will be recorded in common shares. Pre-funded warrants to purchase 2,931,293 (2025 – 2,173,081) common shares are not included in the number of issued and outstanding common shares as of March 31, 2026.

(c)
Amended and Restated 2025 Inducement Equity Incentive Plan:

In November 2025, the board of directors of the Company adopted Amended and Restated 2025 Inducement Equity Incentive Plan. Pursuant to the terms of the Amended and Restated 2025 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted share units, restricted stock, and performance share units as an inducement material to individuals being hired, or rehired following a bona fide period of interruption of employment, as an employee of the Company or any of its subsidiaries, and its terms are substantially similar to the Company’s Amended and Restated 2014 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the 2025 Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. The Company has reserved 900,000 common shares for issuance under the Amended and Restated 2025 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the Amended and Restated 2025 Inducement Plan by its shareholders. On April 7, 2026, the Company amended and restated the Amended and Restated 2025 Inducement Equity Incentive Plan to increase the aggregate number of common shares reserved for issuance from 900,000 shares to 1,175,000 shares.

(d)
Stock-based compensation:

The following table presents the components of stock-based compensation expense:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense by award type:
Stock options	$14,722	$11,666
Restricted share units (RSUs)	1,811	147
Performance share units (PSUs)	361	361
Total	$16,894	$12,174

Stock Options

The following table presents stock option activity:

	Three Months Ended March 31,
	2026	Weighted Average Exercise Price ($)	2025	Weighted Average Exercise Price ($)
Outstanding, beginning of period	11,074,720	32.40	10,709,289	29.90
Granted	2,370,020	42.12	1,873,045	35.57
Exercised(1)	(1,376,361)	21.87	(259,815)	17.31
Forfeited, cancelled or expired	(57,107)	39.33	(226,034)	38.97
Outstanding, end of period	12,011,272	35.49	12,096,485	30.88
Exercisable, end of period	5,684,840	31.02	6,547,609	24.92

(1)
During the three months ended March 31, 2026, 510,000 (2025 – 80,086) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 459,263 (2025 – 90,187) common shares for the cashless exercise of 866,361 (2025 – 179,729) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Average risk-free interest rate	3.79%	4.09%
Expected volatility	58%	61%
Average expected term (in years)	5.74	5.69
Expected dividend yield	0%	0%
Weighted average fair value of stock options granted	$23.67	$20.81

As of March 31, 2026, the unrecognized stock-based compensation expense related to unvested stock options was $137,568, which is expected to be recognized over 2.93 years.

RSUs

The following table presents RSU activity:

	Three Months Ended March 31,
	2026	Weighted Average Grant Date Fair Value ($)	2025	Weighted Average Grant Date Fair Value ($)
Outstanding, beginning of period	348,994	35.91	—	—
Granted	399,330	42.15	303,417	35.48
Vested	(73,128)	35.48	—	—
Forfeited	(4,049)	37.79	—	—
Outstanding, end of period	671,147	39.66	303,417	35.48

RSUs generally vest annually over a one-year period for directors and a four-year period for employees and officers, subject to continued service on each vesting date. As of March 31, 2026, the unrecognized stock-based compensation expense related to unvested RSUs was $24,882, which is expected to be recognized over 3.50 years.

PSUs

The following table presents PSU activity:

	Three Months Ended March 31,
	2026	Weighted Average Grant Date Fair Value ($)	2025	Weighted Average Grant Date Fair Value ($)
Outstanding, beginning of period	257,450	40.61	210,000	43.90
Granted	—	—	88,550	35.48
Vested	(81,000)	43.76	—	—
Forfeited	(1,000)	44.37	(16,000)	44.37
Outstanding, end of period	175,450	39.14	282,550	41.23

PSUs vest upon the achievement of certain predefined company-specific performance-based criteria, subject to continued employment to each performance objective achievement date.

As of March 31, 2026, there was no unrecognized stock-based compensation expense related to unvested PSUs that is probable to be achieved. There is $6,867 of unrecognized stock-compensation expense related to PSUs that is not considered probable to be achieved. The recognition of these expenses is subject to the achievement of the performance-based criteria, which are reassessed at each reporting date.

8.
Collaboration revenue:

In December 2019, the Company entered into a license and collaboration agreement with Neurocrine Biosciences, Inc. to develop treatments for epilepsy, as described in the Company’s 2025 Annual Report on Form 10-K. The agreement also included a multi-year research collaboration to discover, identify and develop additional novel Nav1.6 and dual Nav1.2/1.6 inhibitors, which was completed in June 2022. As part of this ongoing collaboration, in February 2025, NBI-921355 progressed into a Phase 1 first-in-human study as a potential treatment for certain types of epilepsy and a $7,500 milestone was recognized in the three months ended March 31, 2025. Consideration associated with performance milestones is recognized as revenue using the most likely amount method when it is probable that a significant reversal of the cumulative revenue recognized will not occur.

9.
Net loss per common share:

The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(102,302)	$(65,047)

Denominator:
Common shares (weighted average)	84,998,027	76,514,422
Pre-funded warrants (weighted average)	2,347,690	2,173,081
Weighted average common shares outstanding – basic and diluted	87,345,717	78,687,503

Net loss per common share – basic and diluted	$(1.17)	$(0.83)

The weighted average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted average pre-funded warrants outstanding during the period, as they are exercisable at any time for nominal cash consideration (note 7b).

The Company reported net losses for the three months ended March 31, 2026 and 2025, and therefore excluded the potentially dilutive outstanding securities from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect.

The following table summarizes potentially dilutive securities:

	Three Months Ended March 31,
	2026	2025
Stock options	12,011,272	12,096,485
PSUs	175,450	282,550
RSUs	671,147	303,417
Warrants	—	40,000
Total	12,857,869	12,722,452

10.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through March 31, 2026, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

(b)
Legal contingencies:

From time to time, the Company is subject to claims and legal proceedings arising in the ordinary course of business, and such claims, individually or in the aggregate, are not likely to have a material adverse effect on the Company’s condensed consolidated financial statements.

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

11.
Segment disclosure:

The Company operates as a single reportable segment dedicated to drug discovery, clinical development, and commercialization of life-changing therapeutics for patients in need. The Company has no products approved for sale and has not generated any revenue from product sales. The Company’s Chief Executive Officer acts as the chief operating decision maker and manages the Company’s operations on a consolidated basis, using net loss to assess performance and allocate resources. The accounting policies for the operating segment are the same as those disclosed in the Company’s 2025 Annual Report on Form 10-K. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets, with a majority of these assets located in the United States.

The following table presents information about reported segment revenues, significant segment expenses, and segment loss:

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$—	$7,500

Less:
Direct external research and development costs:
Azetukalner	47,073	31,501
Pain programs (XEN1701, XEN1120)	4,391	1,052
Pre-clinical, discovery and other programs	2,958	3,915
Personnel-related expenses	29,010	22,640
Stock-based compensation expense	16,894	12,174
Other research and development costs	4,201	3,425
Other general and administrative costs	7,801	5,531
Interest income	(6,907)	(8,083)
Other segment items(1)	(3,119)	392
Net loss	$(102,302)	$(65,047)
(1)
Other segment items include foreign exchange gain and income tax (recovery) expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 26, 2026 and with the securities commissions in British Columbia, Alberta and Ontario on February 26, 2026.

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

Azetukalner Clinical Development

Azetukalner is a novel, potent Kv7 potassium channel opener in Phase 3 clinical development for multiple indications, including two in epilepsy – focal onset seizures (FOS) and primary generalized tonic-clonic seizures (PGTCS) – as well as neuropsychiatric disorders, including major depressive disorder (MDD) and bipolar depression (BPD).

Epilepsy Programs

•
We announced positive topline data from the Phase 3 X-TOLE2 study in March 2026. The study met its primary endpoint of median percent change (MPC) in monthly FOS frequency from baseline to week 12 in both the 25 mg and 15 mg azetukalner dose groups compared to placebo (MPC of -53.2%, -34.5% and -10.4%, respectively; p<0.0001 for both 25 and 15 mg vs. placebo). The placebo-adjusted MPC in the 25 mg group was -42.7%, outperforming the previously completed Phase 2b X-TOLE study and demonstrating the highest placebo-adjusted efficacy ever observed in a pivotal FOS study, to our knowledge. The safety and tolerability profile of azetukalner was consistent with the previously disclosed data from the Phase 2b X-TOLE study. Based on the positive results from X-TOLE2 and X-TOLE, we anticipate submitting a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) in the third quarter of 2026.
•
X-TOLE2 topline efficacy and safety results were featured as a Late Breaking Science oral and poster presentation at the American Academy of Neurology (AAN) Annual Meeting in Chicago, Illinois, April 18-22. Also at AAN, we presented 48-month data from the ongoing X-TOLE open-label extension study, which demonstrated continued reductions in monthly FOS frequency with longer azetukalner treatment, greater seizure reductions in less refractory patients, and sustained periods of seizure freedom. We also presented real-world data regarding unmet needs in epilepsy, including the need for no-titration options.
•
The Phase 3 X-TOLE3 study of azetukalner in FOS continues to enroll and is intended to support regulatory submissions outside the United States. X-TOLE3 enrollment outside of Japan is expected to complete in 2026.
•
The Phase 3 X-ACKT study of azetukalner in PGTCS continues to enroll and is intended to support regulatory submissions for an additional epilepsy indication.

Depression Programs

•
Enrollment is ongoing for the Phase 3 X-NOVA2 and X-NOVA3 studies evaluating azetukalner in patients with MDD, with topline data from X-NOVA2 expected in H1 2027.
•
Enrollment is ongoing in the Phase 3 X-CEED study evaluating azetukalner in patients with BPD I or II.

Early-Stage R&D

We continue to expand our portfolio of potent, selective ion channel modulators using our strong heritage in human genetics, deep understanding of ion channel biology, and expertise in novel chemistries. This includes clinical-stage candidates targeting Nav1.7 and Kv7, which are important targets for pain.

Nav1.7 and Kv7 in Pain

•
The Phase 1 Single Ascending Dose (SAD)/Multiple Ascending Dose (MAD) study in healthy adult participants is ongoing for XEN1701 targeting Nav1.7. Study completion is expected in H2 2026 to support initiating a Phase 2 proof-of-concept study in acute pain.
•
The Phase 1 SAD/MAD study in healthy adult participants is ongoing for XEN1120 targeting Kv7. Study completion is expected in H2 2026 to support initiating a Phase 2 proof-of-concept study in acute pain.

Nav1.1 in Epilepsy

•
IND-enabling studies are ongoing for our Nav1.1 program. Pre-clinical data suggest that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet syndrome.
•
We presented pre-clinical data for our Nav1.1 program in an oral session at the AAN meeting, demonstrating that selective potentiation of Nav1.1 channels in Dravet mice improves motor performance, suppresses spontaneous seizures, prevents Sudden Unexpected Death in Epilepsy (SUDEP), increases long-term potentiation (a potential cellular correlate of learning and memory), and produces more mature dendritic spine morphology.

Partnered Program

•
In collaboration with Neurocrine Biosciences, a Phase 1b study is ongoing for NBI-921355, an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development for the potential treatment of certain types of epilepsy. Data from the Phase 1b study are expected in 2027.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the three months ended March 31, 2026 and 2025, we recognized revenue of nil and $7.5 million, respectively, in connection with our agreement with Neurocrine Biosciences. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $102.3 million and $65.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1,347.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

Foreign exchange gain. Foreign exchange gain consists of gains from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). We will continue to incur substantial expenses in Canadian dollars and will remain subject to risks associated with foreign currency fluctuations.

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

Critical accounting policies and significant judgments and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and significant estimates include those related to research and development costs and stock-based compensation.

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on February 26, 2026. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three months ended March 31, 2026 and 2025

The following table summarizes the results of our operations together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)
Collaboration revenue	$—	$7,500	$(7,500)
Research and development expenses	88,508	61,200	27,308
General and administrative expenses	23,820	19,038	4,782
Other:
Interest income	6,907	8,083	(1,176)
Foreign exchange gain	548	35	513
Loss before income taxes	$(104,873)	$(64,620)	$(40,253)

Collaboration Revenue

We did not recognize any revenue during the three months ended March 31, 2026. Collaboration revenue of $7.5 million recognized during the three months ended March 31, 2025 was related to a milestone payment in connection with the Neurocrine Collaboration.

Research and Development Expenses

The following table summarizes research and development expenses together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)
Direct external costs:
Azetukalner	$47,073	$31,501	$15,572
Pain programs (XEN1701, XEN1120)	4,391	1,052	3,339
Pre-clinical, discovery and other programs	2,958	3,915	(957)
Indirect costs:
Personnel-related (including stock-based compensation)	29,885	21,307	8,578
Other unallocated expenses	4,201	3,425	776
Research and development expenses	$88,508	$61,200	$27,308

Direct external costs related to azetukalner increased by $15.6 million for the three months ended March 31, 2026, primarily due to our ongoing Phase 3 clinical studies in the MDD and BPD programs. Pain programs costs increased by $3.3 million due to our ongoing Phase 1 clinical studies of XEN1701 and XEN1120. Personnel-related costs increased by $8.6 million due to higher headcount to support late-stage development.

General and Administrative Expenses

The following table summarizes general and administrative expenses together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$16,019	$13,507	$2,512
Professional and consulting fees	5,146	3,347	1,799
Other	2,655	2,184	471
General and administrative expenses	$23,820	$19,038	$4,782

Personnel-related costs increased by $2.5 million for the three months ended March 31, 2026, primarily due to higher headcount to support our expanding research and development activities and future potential commercialization. Professional and consulting fees increased by $1.8 million due to an increase in pre-commercial expenses and higher expenses related to maintenance and filing of intellectual property.

Other Income

The following table summarizes our other income together with changes in those items (in thousands):

	Three Months Ended March 31,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)
Interest income	$6,907	$8,083	$(1,176)
Foreign exchange gain	548	35	513
Other income	$7,455	$8,118	$(663)

Interest income decreased by $1.2 million for the three months ended March 31, 2026, driven by lower average market yields on investments, partially offset by a higher average balance of cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through March 31, 2026, we have raised aggregate net cash proceeds of approximately $2.3 billion primarily from the issuance of equity securities. As of March 31, 2026, we had cash and cash equivalents and marketable securities of $1,339.6 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, pursuant to which we may sell common shares from time to time (the “ATM Program”). Pursuant to a prior prospectus, we sold an aggregate of 3,134,119 common shares for proceeds of $130.0 million, net of commissions and transaction expenses, during the period from January 1, 2026 to February 26, 2026. On February 27, 2026, a new prospectus supplement was filed replacing the prior prospectus, pursuant to which we refreshed the ATM Program and may sell common shares having gross proceeds of up to $400.0 million, from time to time.

On March 10, 2026, we entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies LLC, TD Securities (USA) LLC, Stifel, Nicolaus & Company, Incorporated, RBC Capital Markets, LLC, and William Blair & Company, L.L.C., relating to an underwritten public offering of 12,236,843 common shares, including 1,710,526 shares sold upon the full exercise of the underwriters' over-allotment option, at a public offering price of $57.00 per common share and pre-funded warrants to purchase 877,194 common shares at $56.9999 per pre-funded warrant, with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in March 2026, and we received proceeds of $707.6 million, net of underwriting discounts, commissions, and offering expenses.

Funding Requirements

We have incurred significant operating losses since inception. As of March 31, 2026, we had an accumulated deficit of $1,347.7 million. We expect to continue to incur significant expenses in excess of our revenue and expect to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we prepare for the potential commercial launch of azetukalner; invest significantly to further develop azetukalner for our current and future indications; advance additional product candidates into pre-clinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; manufacture larger quantities of our product candidates of clinical development and potential commercialization; hire additional commercial, clinical, scientific, management and administrative personnel; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(88,897)	$(61,652)
Net cash provided by (used in) investing activities	(407,282)	34,510
Net cash provided by financing activities	843,013	1,151

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities totaled $88.9 million, compared to $61.7 million for the same period in 2025. The increase in cash used in operating activities was primarily driven by higher research and development and general and administrative expenses and no revenue recognized in the period ended March 31, 2026, lower interest income, partially offset by changes in operating assets and liabilities.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities totaled $407.3 million, compared to net cash provided of $34.5 million for the same period in 2025. The change was driven primarily by an increase in the purchase of marketable securities, net of redemptions.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $843.0 million, compared to $1.2 million for the same period in 2025. The increase was primarily related to $837.5 million net proceeds from offerings, as well as an increase in proceeds from stock option exercises.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2025 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on February 26, 2026.

As of March 31, 2026, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of March 31, 2026, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $1,306.7 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$46.0 million.

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

Interest rate sensitivity

As of March 31, 2026, we had cash and cash equivalents and marketable securities of $1,339.6 million. Interest rate risk relates to potential changes in interest income and the fair value of our investment portfolio. Cash and cash equivalents are short-term in nature and would not have a material impact from changes in interest rates. Marketable securities are primarily fixed-income securities and are subject to fair value changes as interest rates fluctuate. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $5.9 million decrease in the fair value of our marketable securities as of March 31, 2026. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical studies. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $102.3 million and $65.0 million for the three months ended March 31, 2026 and 2025, respectively, and an accumulated deficit of $1,347.7 million as of March 31, 2026, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information that apply to most U.S. healthcare providers with which we interact, such as our U.S. clinical study sites. At the state level, many jurisdictions in which we are operating also have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act, or CCPA. CCPA and similar state comprehensive consumer privacy laws create consumer rights protection and impose obligations on businesses on which they apply, including requirements to conduct data processing risk assessments, to enter data processing agreements with vendors and other third-parties with whom a business shares personal information, and to make detailed disclosures to residents of those states about the business' data collection, use and sharing practices. Many of these state laws also allow for statutory fines for noncompliance. In addition, several states have enacted health-focused consumer privacy laws, such as Washington state's My Health, My Data Act, which impose obligations related to the collection and sharing of certain health-related information that is not subject to HIPAA and that does not fall within certain other exceptions in the law. Although these state consumer data and consumer health data privacy laws generally exempt some data processed in the context of clinical studies, to the extent they are applicable in our business and operations, these laws may increase compliance costs and potential liability with respect to other personal information we maintain about residents of these states.

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

From time to time, we may publicly disclose preliminary or topline data from our pre-clinical studies and clinical studies, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the complete data set for the relevant pre-clinical or clinical study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or have access to all data, and we may not have had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify the initial findings, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or disclosed. As a result, topline data should be interpreted with caution until the final, comprehensive data are available.

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

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical studies may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical studies and may delay regulatory approval. Negative or inconclusive results from our, or our collaborators’, clinical studies could lead to a decision or requirement to conduct additional pre-clinical testing or clinical studies or result in a decision to terminate the continued development of a product candidate. For example, on March 9, 2026, we released topline data from our Phase 3 X-TOLE2 clinical study of epilepsy in adult patients with FOS. In addition, our Phase 3 X-NOVA2 and X-NOVA3 studies in MDD and our Phase 3 X-CEED study in BPD are ongoing and continue to recruit patients. There can be no assurance that our ongoing azetukalner Phase 3 clinical studies or any other future Phase 3 clinical studies will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of azetukalner. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

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

In the U.S. in recent years, including under the current presidential administration, the pharmaceutical industry has been a particular focus of such reform efforts and has been significantly affected by major legislative, administrative and executive initiatives. For example, the Inflation Reduction Act (IRA) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the PPACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. More recently, an Executive Order was issued in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA, accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs, and increasing drug importation. In May 2025, another Executive Order was issued that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States, and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored nation price. In the wake of the Executive Orders and related executive initiatives, some pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices or reached agreements with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A future website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels has also been announced. Federal agencies are developing new drug pricing pilot programs, such as a Medicaid model which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to change.

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

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	March 12, 2026

10.1#	Employment Agreement by and between the Company and Ian Mortimer, effective as of February 25, 2026.	10-K	001-36687	10.37	February 26, 2026

10.2#	Employment Agreement by and between the Company and Thomas P. Kelly, effective as of February 25, 2026.	10-K	001-36687	10.38	February 26, 2026

10.3#	Employment Agreement by and between the Company and Andrea DiFabio, effective as of February 25, 2026.	10-K	001-36687	10.39	February 26, 2026

10.4#	Employment Agreement by and between the Company and Christopher Kenney, effective as of February 25, 2026.	10-K	001-36687	10.40	February 26, 2026

10.5#	Employment Agreement by and between the Company and Darren Cline, effective as of February 25, 2026.	10-K	001-36687	10.41	February 26, 2026

10.6#	Amended and Restated 2025 Inducement Equity Incentive Plan and related form agreements.	8-K	001-36687	10.1	April 13, 2026

10.7	Form of Restricted Share Unit Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 7, 2026
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: May 7, 2026
	By:	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer