Form 10-Q
period 2026-06-30
Xenon Pharmaceuticals Inc.
filed 2026-08-06
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 96,840,432 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$119,527	$199,163
Marketable securities (note 5)	811,159	349,723
Other receivables	1,629	1,371
Prepaid expenses and other current assets	13,553	10,392
Total current assets	945,868	560,649
Marketable securities, long-term (note 5)	314,411	37,152
Operating lease right-of-use asset, net (note 6)	5,385	6,626
Property, plant and equipment, net	7,774	8,721
Deferred tax assets	14,361	12,864
Prepaid expenses, long-term	7,973	7,151
Total assets	$1,295,772	$633,163

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$43,671	$40,260
Operating lease liability (note 6)	1,338	1,532
Total current liabilities	45,009	41,792
Operating lease liability, long-term (note 6)	5,080	6,412
Other liabilities, long-term	3,287	3,199
Total liabilities	$53,376	$51,403

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 96,752,884 (December 31, 2025 - 80,010,790) (note 8)	$2,426,619	$1,598,571
Additional paid-in capital	276,851	228,234
Accumulated deficit	(1,458,418)	(1,245,380)
Accumulated other comprehensive income (loss)	(2,656)	335
Total shareholders’ equity	$1,242,396	$581,760
Total liabilities and shareholders’ equity	$1,295,772	$633,163

Commitments and contingencies (note 11)

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue (note 9)	$—	$—	$—	$7,500

Operating expenses:
Research and development	99,224	74,985	187,732	136,185
General and administrative	23,931	19,244	47,751	38,282
Total operating expenses	123,155	94,229	235,483	174,467
Loss from operations	(123,155)	(94,229)	(235,483)	(166,967)
Other income:
Interest income	12,145	7,199	19,052	15,282
Foreign exchange gain (loss)	(311)	1,698	237	1,733
Total other income	11,834	8,897	19,289	17,015
Loss before income taxes	(111,321)	(85,332)	(216,194)	(149,952)
Income tax recovery	585	626	3,156	199
Net loss	$(110,736)	$(84,706)	$(213,038)	$(149,753)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (note 5)	(1,445)	949	(2,991)	1,725
Comprehensive loss	$(112,181)	$(83,757)	$(216,029)	$(148,028)

Net loss per common share (note 10):
Basic and diluted	$(1.11)	$(1.07)	$(2.28)	$(1.90)
Weighted-average common shares outstanding (note 10):
Basic and diluted	99,609,804	78,953,445	93,477,761	78,820,474

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2024	76,416,086	$1,456,836	$199,149	$(899,470)	$(1,612)	$754,903
Net loss for the period	—	—	—	(65,047)	—	(65,047)
Stock-based compensation expense	—	—	12,174	—	—	12,174
Issuance of common shares pursuant to equity incentive plans	170,273	4,014	(2,863)	—	—	1,151
Other comprehensive income	—	—	—	—	776	776
Balance as of March 31, 2025	76,586,359	$1,460,850	$208,460	$(964,517)	$(836)	$703,957
Net loss for the period	—	—	—	(84,706)	—	(84,706)
Stock-based compensation expense	—	—	13,713	—	—	13,713
Issuance of common shares pursuant to equity incentive plans	353,452	8,346	(8,281)	—	—	65
Other comprehensive income	—	—	—	—	949	949
Balance as of June 30, 2025	76,939,811	$1,469,196	$213,892	$(1,049,223)	$113	$633,978

Balance as of December 31, 2025	80,010,790	$1,598,571	$228,234	$(1,245,380)	$335	$581,760
Net loss for the period	—	—	—	(102,302)	—	(102,302)
Issuance of common shares and pre-funded warrants, net	15,370,962	790,198	47,328	—	—	837,526
Exercise of pre-funded warrants	118,980	3,296	(3,296)	—	—	—
Stock-based compensation expense	—	—	16,894	—	—	16,894
Issuance of common shares pursuant to equity incentive plans	1,123,391	29,768	(24,281)	—	—	5,487
Other comprehensive loss	—	—	—	—	(1,546)	(1,546)
Balance as of March 31, 2026	96,624,123	$2,421,833	$264,879	$(1,347,682)	$(1,211)	$1,337,819
Net loss for the period	—	—	—	(110,736)	—	(110,736)
Stock-based compensation expense	—	—	16,732	—	—	16,732
Issuance of common shares pursuant to equity incentive plans	128,761	4,786	(4,760)	—	—	26
Other comprehensive loss	—	—	—	—	(1,445)	(1,445)
Balance as of June 30, 2026	96,752,884	$2,426,619	$276,851	$(1,458,418)	$(2,656)	$1,242,396

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(213,038)	$(149,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable and accretion of discounts on marketable securities	(2,908)	6,505
Depreciation of property plant and equipment	1,145	1,291
Non-cash operating lease expense	663	649
Deferred income tax recovery	(1,497)	(1,383)
Stock-based compensation expense	33,626	25,887
Unrealized foreign exchange gain	(662)	(28)
Realized (gain) loss on marketable securities	(667)	518
Changes in operating assets and liabilities:
Other receivables	(262)	380
Prepaid expenses and other current assets	(3,983)	(6,412)
Accounts payable and accrued liabilities	3,915	(2,914)
Operating lease liability	(707)	(625)
Other liabilities	88	—
Net cash used in operating activities	(184,287)	(125,885)

Investing activities:
Purchases of property, plant and equipment	(408)	(200)
Purchases of marketable securities	(996,034)	(220,055)
Proceeds from marketable securities	257,922	337,025
Net cash provided by (used in) investing activities	(738,520)	116,770

Financing activities:
Proceeds from offerings, net	837,526	—
Proceeds from exercise of stock options	5,513	1,216
Net cash provided by financing activities	843,039	1,216

Effect of exchange rate changes on cash and cash equivalents	132	568
Decrease in cash and cash equivalents	(79,636)	(7,331)
Cash and cash equivalents, beginning of period	199,163	142,712
Cash and cash equivalents, end of period	$119,527	$135,381

Supplemental disclosure of cash paid:
Operating lease	$879	$845
Income taxes	$984	$7,897

Supplemental disclosures of non-cash transactions:
Fair value of stock options and pre-funded warrants exercised on a cashless basis	$21,818	$10,324

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

The Company has incurred significant operating losses since inception. As of June 30, 2026, the Company had an accumulated deficit of $1,458,418 and a net loss of $213,038 for the six months ended June 30, 2026. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $1,245,097. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects the cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next 12 months from the issuance of the financial statements.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2026 and 2025 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2025 Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of the policy described in note 3 below.

3.
Significant accounting policies:

Recently adopted accounting pronouncements:

In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the accounting for internal-use software costs by replacing prescriptive development-stage guidance with a principles-based capitalization model and incorporating website development guidance into Subtopic 350-40. The Company early adopted this ASU effective January 1, 2026, on a prospective basis. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

The following table summarizes the fair value hierarchy levels used to determine the fair values of the Company’s cash and cash equivalents and marketable securities:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market fund, mutual funds, commercial paper and U.S. treasuries	$119,527	$—	$—	$119,527	$154,659	$44,504	$—	$199,163
Total cash and cash equivalents	119,527	—	—	119,527	154,659	44,504	—	199,163

Marketable securities:
Guaranteed investment certificates	—	—	—	—	14,737	—	—	14,737
U.S. treasuries	369,255	—	—	369,255	142,593	—	—	142,593
Commercial paper	—	256,802	—	256,802	—	39,559	—	39,559
Corporate debt securities	—	499,513	—	499,513	—	189,986	—	189,986
Total marketable securities	369,255	756,315	—	1,125,570	157,330	229,545	—	386,875
Total	$488,782	$756,315	$—	$1,245,097	$311,989	$274,049	$—	$586,038

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

As of June 30, 2026 and December 31, 2025, the Company did not hold any securities classified as Level 3 and there were no securities transferred between Level 1 and Level 2.

5.
Marketable securities:

Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive income (loss) and fair value of available-for-sale securities consisted of the following:

	June 30, 2026			December 31, 2025
	Amortized Cost	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Fair Value
Current:
Guaranteed investment certificates	$—	$—	$—	$14,348	$389	$14,737
U.S. treasuries	238,317	(131)	238,186	111,901	197	112,098
Commercial paper	257,034	(232)	256,802	39,555	4	39,559
Corporate debt securities	316,475	(304)	316,171	182,864	465	183,329
Total current	811,826	(667)	811,159	348,668	1,055	349,723

Non-current:
U.S. treasuries	131,665	(596)	131,069	30,292	203	30,495
Corporate debt securities	183,745	(403)	183,342	6,590	67	6,657
Total non-current	315,410	(999)	314,411	36,882	270	37,152
Total	$1,127,236	$(1,666)	$1,125,570	$385,550	$1,325	$386,875

Allowance for credit losses or impairment on these marketable securities has not been recognized as these securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery. The change in fair value is primarily due to changes in interest and foreign exchange rates.

6.
Leases:

The Company has an operating lease for research laboratories and office space in Burnaby, British Columbia, which expires on June 30, 2032 and has two renewal options for 5 years each, which were not considered in the determination of the right-of-use asset and lease liability. The Company has an additional operating lease for office space in Needham, Massachusetts, which commenced in October 2022.

The cost components of the operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost:
Operating lease expense	$389	$409	$800	$817
Variable lease expense(1)	218	207	437	407

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Supplemental lease information is presented below:

	June 30,	June 30,
	2026	2025
Lease term and discount rate:
Weighted-average remaining lease term (years)	5.6	6.0
Weighted-average discount rate	3.7%	3.8%

Future minimum lease payments as of June 30, 2026 were as follows:

Year ending December 31:
2026	$903
2027	1,138
2028	1,051
2029	1,099
2030	1,137
2031 and thereafter	1,760
Total future minimum lease payments	$7,088
Less: Imputed interest	(670)
Present value of lease liabilities	$6,418

7.
Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$2,482	$3,885

Accrued liabilities:
Employee compensation, benefits, and related accruals	11,028	14,460
Research and development	25,489	18,647
Income and other taxes	935	313
Professional fees	2,648	1,989
Other	1,089	966
Total accrued liabilities	41,189	36,375
Total	$43,671	$40,260

8.
Share capital:
(a)
Financing:

In August 2020, the Company entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, pursuant to which the Company may sell common shares from time to time (the “ATM Program”). During the period from January 1, 2026 to February 26, 2026, the Company sold an aggregate of 3,134,119 common shares under the ATM Program for proceeds of $129,975, net of commissions and transaction expenses. On February 27, 2026, the Company refreshed the ATM Program by filing a new prospectus supplement, pursuant to which the Company may sell common shares having gross proceeds of up to $400,000, from time to time.

In March 2026, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies LLC, TD Securities (USA) LLC, Stifel, Nicolaus & Company, Incorporated, RBC Capital Markets, LLC, and William Blair & Company, L.L.C., relating to an underwritten public offering of 12,236,843 common shares, including 1,710,526 shares sold upon the full exercise of the underwriters' over-allotment option, at a public offering price of $57.00 per common share and pre-funded warrants to purchase 877,194 common shares at $56.9999 per pre-funded warrant (note 8b), with each pre-funded warrant having an exercise price of $0.0001. The public offering was completed in March 2026, and the Company received proceeds of $707,551, net of underwriting discounts, commissions, and offering expenses.

(b)
Pre-funded warrants:

The following table presents pre-funded warrants activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding, beginning of period	2,931,293	2,173,081	2,173,081	2,173,081
Issued	—	—	877,194	—
Exercised(1)	—	—	(118,982)	—
Outstanding, end of period	2,931,293	2,173,081	2,931,293	2,173,081
(1)
During the six months ended June 30, 2026, the Company issued 118,980 common shares upon the exercise of 118,982 pre-funded warrants pursuant to a net exercise mechanism under the warrants.

Each pre-funded warrant is exercisable for the purchase of a common share at the holder’s discretion at an exercise price of $0.0001, subject to certain post-exercise beneficial ownership limitations as provided under the terms of the pre-funded warrant.

Since the pre-funded warrants meet the condition for equity classification, net proceeds from issuances of the pre-funded warrants are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder will be recorded in common shares. Pre-funded warrants to purchase 2,931,293 (2025 – 2,173,081) common shares are not included in the number of issued and outstanding common shares as of June 30, 2026.

(c)
Amended and Restated 2025 Inducement Equity Incentive Plan:

In November 2025, the board of directors of the Company adopted Amended and Restated 2025 Inducement Equity Incentive Plan. Pursuant to the terms of the Amended and Restated 2025 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted share units (“RSUs”), restricted stock, and performance share units (“PSUs”) as an inducement material to individuals being hired, or rehired following a bona fide period of interruption of employment, as an employee of the Company or any of its subsidiaries, and its terms are substantially similar to the Company’s Amended and Restated 2014 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the 2025 Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. The Company has reserved 900,000 common shares for issuance under the Amended and Restated 2025 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the Amended and Restated 2025 Inducement Plan by its shareholders. On April 7, 2026, the Company amended and restated the Amended and Restated 2025 Inducement Equity Incentive Plan to increase the aggregate number of common shares reserved for issuance from 900,000 shares to 1,175,000 shares.

(d)
2026 Equity Incentive Plan:

On June 2, 2026, the shareholders of the Company approved the 2026 Equity Incentive Plan (the “2026 Plan”), which replaced the Amended and Restated 2014 Equity Incentive Plan (the “Amended and Restated 2014 Plan”), and no further awards will be granted under the Amended and Restated 2014 Plan. Pursuant to the terms of the 2026 Plan, the Company may grant nonstatutory stock options, stock appreciation rights, RSUs, restricted stock, PSUs and other stock-based awards to employees, officers and directors, consultants, and advisors of the Company. The aggregate number of common shares authorized for issuance under the 2026 Plan consists of: (i) 4,400,000 common shares and (ii) the sum of the number of common shares that remained available for issuance under the Amended and Restated 2014 Plan as of June 1, 2026 and the number of common shares subject to awards granted under the Amended and Restated 2014 Plan that were outstanding as of June 1, 2026, and which awards expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, and any common shares subject to awards under the Amended and Restated 2014 Plan that would otherwise have been returned to, and become available for the grant of new awards under the Amended and Restated 2014 Plan. The aggregate number of common shares included in clause (ii) is limited to 14,720,800 common shares.

(e)
Stock-based compensation:

The following table presents the components of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense by award type:
Stock options	$14,750	$13,144	$29,472	$24,810
RSUs	1,982	699	3,793	846
PSUs	—	(130)	361	231
Total	$16,732	$13,713	$33,626	$25,887

Stock Options

The following table presents stock option activity:

	Six Months Ended June 30,
	2026	Weighted-Average Exercise Price ($)	2025	Weighted-Average Exercise Price ($)
Outstanding, beginning of period	11,074,720	32.40	10,709,289	29.90
Granted	2,501,919	42.77	2,362,179	34.87
Exercised(1)	(1,616,126)	23.08	(1,001,995)	17.01
Forfeited, cancelled or expired	(149,981)	39.29	(394,337)	38.48
Outstanding, end of period	11,810,532	35.79	11,675,136	31.72
Exercisable, end of period	6,064,553	31.55	6,292,504	26.77

(1)
During the six months ended June 30, 2026, 513,500 (2025 – 85,230) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 568,841 (2025 – 438,495) common shares for the cashless exercise of 1,102,626 (2025 – 916,765) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average risk-free interest rate	4.18%	4.01%	3.81%	4.08%
Expected volatility	58%	61%	58%	61%
Average expected term (in years)	5.98	6.12	5.76	5.78
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of stock options granted	$31.42	$19.25	$24.08	$20.48

As of June 30, 2026, the unrecognized stock-based compensation expense related to unvested stock options was $124,939, which is expected to be recognized over 2.73 years.

RSUs

The following table presents RSU activity:

	Six Months Ended June 30,
	2026	Weighted-Average Grant Date Fair Value ($)	2025	Weighted-Average Grant Date Fair Value ($)
Outstanding, beginning of period	348,994	35.91	—	—
Granted	444,681	43.45	321,932	35.21
Vested	(91,643)	34.52	—	—
Forfeited	(5,801)	38.46	(4,975)	35.48
Outstanding, end of period	696,231	40.89	316,957	35.20

RSUs generally vest annually over a one-year period for directors and a four-year period for employees and officers, subject to continued service on each vesting date. As of June 30, 2026, the unrecognized stock-based compensation expense related to unvested RSUs was $25,319, which is expected to be recognized over 3.25 years.

PSUs

The following table presents PSU activity:

	Six Months Ended June 30,
	2026	Weighted-Average Grant Date Fair Value ($)	2025	Weighted-Average Grant Date Fair Value ($)
Outstanding, beginning of period	257,450	40.61	210,000	43.90
Granted	—	—	96,550	35.28
Vested	(81,000)	43.76	—	—
Forfeited	(1,000)	44.37	(31,000)	44.37
Outstanding, end of period	175,450	39.14	275,550	40.83

PSUs vest upon the achievement of certain predefined company-specific performance-based criteria, subject to continued employment to each performance objective achievement date.

As of June 30, 2026, there was no unrecognized stock-based compensation expense related to unvested PSUs that is probable to be achieved. There is $6,867 of unrecognized stock-compensation expense related to PSUs that is not considered probable to be achieved. The recognition of these expenses is subject to the achievement of the performance-based criteria, which are reassessed at each reporting date.

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

10.
Net loss per common share:

The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(110,736)	$(84,706)	$(213,038)	$(149,753)

Denominator:
Weighted-average common shares	96,678,511	76,780,364	90,838,269	76,647,393
Weighted-average pre-funded warrants	2,931,293	2,173,081	2,639,492	2,173,081
Weighted-average common shares outstanding – basic and diluted	99,609,804	78,953,445	93,477,761	78,820,474

Net loss per common share – basic and diluted	$(1.11)	$(1.07)	$(2.28)	$(1.90)

The weighted-average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted-average pre-funded warrants outstanding during the period, as they are exercisable at any time for nominal cash consideration (note 8b).

The Company reported net losses for the three and six month periods ended June 30, 2026 and 2025, and therefore excluded the potentially dilutive outstanding securities from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect.

The following table summarizes potentially dilutive securities:

	Six Months Ended June 30,
	2026	2025
Stock options	11,810,532	11,675,136
RSUs	696,231	316,957
PSUs	175,450	275,550
Warrants	—	40,000
Total	12,682,213	12,307,643

11.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through June 30, 2026, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

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

12.
Segment disclosure:

The Company operates as a single reportable segment dedicated to drug discovery, clinical development, and commercialization of life-changing therapeutics for patients in need. The Company has no products approved for sale and has not generated any revenue from product sales. The Company’s Chief Executive Officer acts as the chief operating decision maker and manages the Company’s operations on a consolidated basis, using net loss to assess performance and allocate resources. The accounting policies for the operating segment are consistent with the Company's policies for the consolidated financial statements. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets, with a majority of these assets located in the United States.

The following table presents information about reported segment revenues, significant segment expenses, and segment loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$—	$—	$7,500

Less:
Direct external research and development costs:
Azetukalner	55,760	43,405	102,833	74,906
Pain programs	5,582	925	9,973	1,977
Pre-clinical, discovery and other programs	4,683	5,186	7,641	9,101
Personnel-related expenses	27,731	22,386	56,741	45,026
Stock-based compensation expense	16,732	13,713	33,626	25,887
Other research and development costs	4,642	2,600	8,843	6,025
Other general and administrative costs	8,025	6,014	15,826	11,545
Interest income	(12,145)	(7,199)	(19,052)	(15,282)
Other segment items(1)	(274)	(2,324)	(3,393)	(1,932)
Net loss	$(110,736)	$(84,706)	$(213,038)	$(149,753)
(1)
Other segment items include foreign exchange gain (loss) and income tax recovery.

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

Azetukalner Clinical Development

Azetukalner is a novel, potent Kv7 potassium channel opener in late-stage development for multiple potential indications, including two in epilepsy – focal onset seizures (FOS) and primary generalized tonic-clonic seizures (PGTCS) – as well as neuropsychiatric disorders, including major depressive disorder (MDD) and bipolar depression (BPD).

Epilepsy Programs

•
We remain on track to submit our New Drug Application (NDA) for azetukalner in FOS in the third quarter of 2026, having completed a pre-NDA meeting with the U.S. Food and Drug Administration (FDA).
•
The Phase 3 X-TOLE3 study of azetukalner in FOS continues to enroll and is intended to support regulatory submissions outside of the United States. X-TOLE3 enrollment outside of Japan is expected to complete in 2026.
•
The Phase 3 X-ACKT study of azetukalner in PGTCS continues to enroll and is intended to support regulatory submissions for an additional epilepsy indication.

Neuropsychiatry Programs

•
Enrollment is ongoing in the Phase 3 X-NOVA2 and X-NOVA3 studies evaluating azetukalner in patients with MDD, with topline data from X-NOVA2 expected in H1 2027.
•
Enrollment is ongoing in the Phase 3 X-CEED study evaluating azetukalner in patients with BPD I or II.

Clinical Programs for Pain

We continue to expand our portfolio of potent, selective ion channel modulators using our strong heritage in human genetics, deep understanding of ion channel biology, and expertise in novel chemistries. This includes clinical-stage candidates targeting Nav1.7 and Kv7, which are important novel targets for pain.

Nav1.7 Programs

•
The Phase 1 Single Ascending Dose (SAD)/Multiple Ascending Dose (MAD) study in healthy adult participants is ongoing for XEN1701 targeting Nav1.7. Study completion is expected in H2 2026 to support initiating a Phase 2 proof-of-concept study in acute pain.
•
We recently received approval of our Clinical Trial Application (CTA) to initiate a Phase 1 study of XEN1720 targeting Nav1.7. The Phase 1 SAD/MAD study in healthy adult participants is now underway.

Kv7 Program

•
The Phase 1 SAD/MAD study in healthy adult participants is ongoing for XEN1120 targeting Kv7. Study completion is expected in H2 2026 to support initiating a Phase 2 proof-of-concept study in acute pain.

Early-Stage R&D and Partnered Programs for Epilepsy

Beyond azetukalner, we are committed to advancing additional novel treatment approaches to address significant unmet needs in epilepsy.

•
IND-enabling studies are ongoing for our oral small molecule Nav1.1 program. Pre-clinical data suggest that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet syndrome.
•
In collaboration with Neurocrine Biosciences, a Phase 1b study is ongoing for NBI-921355, an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development for the potential treatment of certain types of epilepsy. Data from the Phase 1b study are expected in 2027.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the six months ended June 30, 2026 and 2025, we recognized revenue of nil and $7.5 million, respectively, in connection with our agreement with Neurocrine Biosciences. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $213.0 million and $149.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1,458.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on February 26, 2026. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three and six months ended June 30, 2026 and 2025

The following table summarizes the results of our operations together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2026 vs. 2025	Six Months Ended June 30,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Collaboration revenue	$—	$—	$—	$—	$7,500	$(7,500)
Research and development expenses	99,224	74,985	24,239	187,732	136,185	51,547
General and administrative expenses	23,931	19,244	4,687	47,751	38,282	9,469
Other:
Interest income	12,145	7,199	4,946	19,052	15,282	3,770
Foreign exchange gain (loss)	(311)	1,698	(2,009)	237	1,733	(1,496)
Loss before income taxes	$(111,321)	$(85,332)	$(25,989)	$(216,194)	$(149,952)	$(66,242)

Collaboration Revenue

We did not recognize any revenue during the six months ended June 30, 2026. Collaboration revenue of $7.5 million recognized during the six months ended June 30, 2025 was related to a milestone payment in connection with the Neurocrine Collaboration.

Research and Development Expenses

The following table summarizes research and development expenses together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2026 vs. 2025	Six Months Ended June 30,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Direct external costs:
Azetukalner	$55,760	$43,405	$12,355	$102,833	$74,906	$27,927
Pain programs	5,582	925	4,657	9,973	1,977	7,996
Pre-clinical, discovery and other programs	4,683	5,186	(503)	7,641	9,101	(1,460)
Indirect costs:
Personnel-related (including stock-based compensation)	28,557	22,869	5,688	58,442	44,176	14,266
Other unallocated expenses	4,642	2,600	2,042	8,843	6,025	2,818
Research and development expenses	$99,224	$74,985	$24,239	$187,732	$136,185	$51,547

Direct external costs related to azetukalner increased by $12.4 million and $27.9 million for the three months and six months ended June 30, 2026, respectively, primarily due to our ongoing Phase 3 clinical studies in the MDD and BPD programs, as well as manufacturing activities to support our planned NDA submission. Pain programs costs increased by $4.7 million and $8.0 million for the three months and six months ended June 30, 2026, respectively, primarily due to our ongoing Phase 1 clinical studies of XEN1701 and XEN1120, as well as manufacturing activities to support the clinical studies. Personnel-related costs increased by $5.7 million and $14.3 million for the three months and six months ended June 30, 2026, respectively, due to higher headcount supporting our late-stage product candidate development and an increase in stock-based compensation.

General and Administrative Expenses

The following table summarizes general and administrative expenses together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2026 vs. 2025	Six Months Ended June 30,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$15,906	$13,230	$2,676	$31,925	$26,737	$5,188
Professional and consulting fees	5,337	3,764	1,573	10,483	7,111	3,372
Other	2,688	2,250	438	5,343	4,434	909
General and administrative expenses	$23,931	$19,244	$4,687	$47,751	$38,282	$9,469

Personnel-related costs increased by $2.7 million and $5.2 million for the three months and six months ended June 30, 2026, respectively, primarily due to higher headcount to support our expanding research and development activities and future potential commercialization as well as an increase in stock-based compensation expense. Professional and consulting fees increased by $1.6 million and $3.4 million for the three months and six months ended June 30, 2026, respectively, due to an increase in pre-commercial expenses and higher expenses related to maintenance and filing of intellectual property.

Other Income

The following table summarizes our other income together with changes in those items (in thousands):

	Three Months Ended June 30,		Change 2026 vs. 2025	Six Months Ended June 30,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Interest income	$12,145	$7,199	$4,946	$19,052	$15,282	$3,770
Foreign exchange gain (loss)	(311)	1,698	(2,009)	237	1,733	(1,496)
Other income	$11,834	$8,897	$2,937	$19,289	$17,015	$2,274

Interest income increased by $4.9 million and $3.8 million for the three and six months ended June 30, 2026, respectively, due to a higher average balance of cash and cash equivalents and marketable securities, partially offset by lower average market yields on investments. The foreign exchange gain decreased by $2.0 million and $1.5 million for the three and six months ended June 30, 2026, respectively, due to fluctuations in the value of the Canadian dollar, partially offset by a lower balance of cash and cash equivalents and marketable securities denominated in Canadian dollars.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through June 30, 2026, we have raised aggregate net cash proceeds of approximately $2.3 billion primarily from the issuance of equity securities. As of June 30, 2026, we had cash and cash equivalents and marketable securities of $1,245.1 million.

Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

We entered into an “at-the-market” equity offering sales agreement, amended as of March 2022, with Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, pursuant to which we may sell common shares from time to time (the “ATM Program”). During the period from January 1, 2026 to February 26, 2026, we sold an aggregate of 3,134,119 common shares under the ATM Program for proceeds of $130.0 million, net of commissions and transaction expenses. On February 27, 2026, we refreshed the ATM Program by filing a new prospectus supplement, pursuant to which we may sell common shares having gross proceeds of up to $400.0 million, from time to time.

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

Funding Requirements

We have incurred significant operating losses since inception. As of June 30, 2026, we had an accumulated deficit of $1,458.4 million. We expect to incur operating losses that may fluctuate significantly from quarter to quarter and year to year over the next several years. In addition, we expect to continue to incur significant expenses in excess of our revenue for the foreseeable future as we prepare for the potential commercial launch of azetukalner; invest significantly to further develop azetukalner for our current and future indications; advance additional product candidates into pre-clinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; manufacture larger quantities of our product candidates of clinical development and potential commercialization; hire additional commercial, clinical, scientific, management and administrative personnel; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(184,287)	$(125,885)
Net cash provided by (used in) investing activities	(738,520)	116,770
Net cash provided by financing activities	843,039	1,216

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities totaled $184.3 million, compared to $125.9 million for the same period in 2025. The increase in cash used in operating activities was primarily driven by higher research and development and general and administrative expenses, no revenue recognized in the six months ended June 30, 2026, lower cash received from interest income, and changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities totaled $738.5 million, compared to net cash provided of $116.8 million for the same period in 2025. The change was driven primarily by an increase in the purchase of marketable securities, net of redemptions.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $843.0 million, compared to $1.2 million for the same period in 2025. The increase was primarily related to $837.5 million net proceeds from offerings, as well as an increase in proceeds from stock option exercises.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2025 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on February 26, 2026.

As of June 30, 2026, there have been no material changes from the contractual commitments previously disclosed in the Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of June 30, 2026, we had U.S. dollar denominated cash and cash equivalents and marketable securities of $1,204.0 million and Canadian dollar denominated cash and cash equivalents and marketable securities of CAD$58.3 million.

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

Interest rate sensitivity

As of June 30, 2026, we had cash and cash equivalents and marketable securities of $1,245.1 million. Interest rate risk relates to potential changes in interest income and the fair value of our investment portfolio. Cash and cash equivalents are short-term in nature and would not have a material impact from changes in interest rates. Marketable securities are primarily fixed-income securities and are subject to fair value changes as interest rates fluctuate. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $7.8 million decrease in the fair value of our marketable securities as of June 30, 2026. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies, manufacturing of investigational drug and our clinical studies. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $213.0 million and $149.8 million for the six months ended June 30, 2026 and 2025, respectively, and an accumulated deficit of $1,458.4 million as of June 30, 2026, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

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

Pursuant to our equity incentive plans, our compensation committee (or a subset or delegate thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. Future stock option grants and issuances of common shares under our stock-based compensation plans will result in dilution to all shareholders and may have an adverse effect on the market price of our common shares.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

On May 29, 2026, Dr. Christopher Kenney, the Company’s Chief Medical Officer, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plan provides that commencing August 28, 2026, Dr. Kenney may sell up to an aggregate of 26,418 of the Company’s common shares. The plan terminates on the earlier of the date all shares under the trading plan are sold or June 1, 2027.

On June 30, 2026, Andrea DiFabio, the Company’s Chief Legal Officer, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c) under the Exchange Act. The plan provides that commencing September 29, 2026, Ms. DiFabio may sell up to an aggregate of 25,402 of the Company’s common shares. The plan terminates on the earlier of the date all shares under the trading plan are sold or July 1, 2027.

The number of shares to be sold in accordance with each of these trading plans is subject to various minimum price targets, or limit prices, being met on each applicable predetermined sale date. In the event the minimum price targets are not met on the applicable predetermined sale date or on any subsequent predetermined sale date, the corresponding shares shall not be sold.

Item 6. Exhibits

(a) Exhibits.

Exhibit			Incorporated by Reference
Number	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Articles of the Company.	10-Q	001-36687	3.1	December 15, 2014

3.1A	Articles of Amendment to the Articles of the Company, creating the Series 1 Preferred Shares.	8-K	001-36687	3.1	March 28, 2018

3.2	Amended and Restated By-laws of the Company.	10-Q	001-36687	3.2	December 15, 2014

4.1	Form of Pre-Funded Warrant.	8-K	001-36687	4.1	March 12, 2026

10.1#	Amended and Restated 2025 Inducement Equity Incentive Plan and related form agreements.	8-K	001-36687	10.1	April 13, 2026

10.2	Form of Restricted Share Unit Award Agreement.	10-Q	001-36687	10.7	May 7, 2026

10.3#	2026 Equity Incentive Plan and related form agreements	8-K	001-36687	10.1	June 3, 2026

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 6, 2026
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: August 6, 2026
	By:	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer