Form 10-Q
period 2026-09-30
Xenon Pharmaceuticals Inc.
filed 2026-11-09
CIK 1582313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 98,284,734 common shares, without par value, outstanding.

XENON PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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
•
We rely on third parties to conduct our preclinical studies and clinical studies. If these third parties do not successfully carry out their contractual duties, including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENON PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$82,560	$199,163
Marketable securities (note 5)	868,238	349,723
Other receivables	1,169	1,371
Prepaid expenses and other current assets	8,098	10,392
Total current assets	960,065	560,649
Marketable securities, non-current (note 5)	202,680	37,152
Operating lease right-of-use asset, net (note 6)	5,055	6,626
Property, plant and equipment, net	7,461	8,721
Deferred tax assets	15,459	12,864
Prepaid expenses and other assets, non-current	9,155	7,151
Total assets	$1,199,875	$633,163

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$44,154	$40,260
Operating lease liability (note 6)	1,150	1,532
Total current liabilities	45,304	41,792
Operating lease liability, non-current (note 6)	4,859	6,412
Other non-current liabilities	3,330	3,199
Total liabilities	53,493	51,403

Shareholders’ equity:
Common shares, without par value; unlimited shares authorized; issued and outstanding: 98,275,278 (December 31, 2025 - 80,010,790) (note 8)	2,492,998	1,598,571
Additional paid-in capital	227,290	228,234
Accumulated deficit	(1,568,853)	(1,245,380)
Accumulated other comprehensive income (loss)	(5,053)	335
Total shareholders’ equity	1,146,382	581,760
Total liabilities and shareholders’ equity	$1,199,875	$633,163

Commitments and contingencies (note 11)

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue (note 9)	$—	$—	$—	$7,500

Operating expenses:
Research and development	95,645	77,054	283,377	213,239
General and administrative	24,422	19,282	72,173	57,564
Total operating expenses	120,067	96,336	355,550	270,803
Loss from operations	(120,067)	(96,336)	(355,550)	(263,303)
Other income:
Interest income	11,617	6,206	30,669	21,488
Foreign exchange gain (loss)	(142)	(89)	95	1,644
Total other income	11,475	6,117	30,764	23,132
Loss before income taxes	(108,592)	(90,219)	(324,786)	(240,171)
Income tax recovery (expense)	(1,843)	(677)	1,313	(478)
Net loss	$(110,435)	$(90,896)	$(323,473)	$(240,649)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (note 5)	(2,397)	364	(5,388)	2,089
Comprehensive loss	$(112,832)	$(90,532)	$(328,861)	$(238,560)

Net loss per common share (note 10):
Basic and diluted	$(1.11)	$(1.15)	$(3.38)	$(3.05)
Weighted-average common shares outstanding (note 10):
Basic and diluted	99,765,663	79,247,976	95,573,728	78,962,975

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Expressed in thousands of U.S. dollars except share amounts)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance as of December 31, 2024	76,416,086	$1,456,836	$199,149	$(899,470)	$(1,612)	$754,903
Net loss for the period	—	—	—	(65,047)	—	(65,047)
Stock-based compensation expense	—	—	12,174	—	—	12,174
Issuance of common shares pursuant to equity incentive plans	170,273	4,014	(2,863)	—	—	1,151
Other comprehensive income	—	—	—	—	776	776
Balance as of March 31, 2025	76,586,359	$1,460,850	$208,460	$(964,517)	$(836)	$703,957
Net loss for the period	—	—	—	(84,706)	—	(84,706)
Stock-based compensation expense	—	—	13,713	—	—	13,713
Issuance of common shares pursuant to equity incentive plans	353,452	8,346	(8,281)	—	—	65
Other comprehensive income	—	—	—	—	949	949
Balance as of June 30, 2025	76,939,811	$1,469,196	$213,892	$(1,049,223)	$113	$633,978
Net loss for the period	—	—	—	(90,896)	—	(90,896)
Stock-based compensation expense	—	—	13,705	—	—	13,705
Issuance of common shares pursuant to equity incentive plans	180,357	6,175	(3,815)	—	—	2,360
Other comprehensive income	—	—	—	—	364	364
Balance as of September 30, 2025	77,120,168	$1,475,371	$223,782	$(1,140,119)	$477	$559,511

Balance as of December 31, 2025	80,010,790	$1,598,571	$228,234	$(1,245,380)	$335	$581,760
Net loss for the period	—	—	—	(102,302)	—	(102,302)
Issuance of common shares and pre-funded warrants, net	15,370,962	790,198	47,328	—	—	837,526
Exercise of pre-funded warrants	118,980	3,296	(3,296)	—	—	—
Stock-based compensation expense	—	—	16,894	—	—	16,894
Issuance of common shares pursuant to equity incentive plans	1,123,391	29,768	(24,281)	—	—	5,487
Other comprehensive loss	—	—	—	—	(1,546)	(1,546)
Balance as of March 31, 2026	96,624,123	$2,421,833	$264,879	$(1,347,682)	$(1,211)	$1,337,819
Net loss for the period	—	—	—	(110,736)	—	(110,736)
Stock-based compensation expense	—	—	16,732	—	—	16,732
Issuance of common shares pursuant to equity incentive plans	128,761	4,786	(4,760)	—	—	26
Other comprehensive loss	—	—	—	—	(1,445)	(1,445)
Balance as of June 30, 2026	96,752,884	$2,426,619	$276,851	$(1,458,418)	$(2,656)	$1,242,396
Net loss for the period	—	—	—	(110,435)	—	(110,435)
Exercise of pre-funded warrants	1,423,401	62,763	(62,763)	—	—	—
Stock-based compensation expense	—	—	16,590	—	—	16,590
Issuance of common shares pursuant to equity incentive plans	98,993	3,616	(3,388)	—	—	228
Other comprehensive loss	—	—	—	—	(2,397)	(2,397)
Balance as of September 30, 2026	98,275,278	$2,492,998	$227,290	$(1,568,853)	$(5,053)	$1,146,382

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(323,473)	$(240,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable and accretion of discounts on marketable securities	(4,129)	6,682
Depreciation of property, plant and equipment	1,707	1,932
Non-cash operating lease expense	993	979
Deferred income tax recovery	(2,595)	(2,084)
Stock-based compensation expense	50,175	39,592
Unrealized foreign exchange gain	(626)	(88)
Realized (gain) loss on marketable securities	(667)	607
Changes in operating assets and liabilities:
Other receivables	200	663
Prepaid expenses and other assets	331	(9,785)
Accounts payable and accrued liabilities	4,414	2,318
Operating lease liability	(1,078)	(962)
Other liabilities	131	3,158
Net cash used in operating activities	(274,617)	(197,637)

Investing activities:
Purchases of property, plant and equipment	(692)	(481)
Purchases of marketable securities	(1,165,645)	(294,757)
Proceeds from marketable securities	481,009	450,539
Net cash provided by (used in) investing activities	(685,328)	155,301

Financing activities:
Proceeds from offerings, net	837,526	—
Proceeds from exercise of stock options	5,741	3,576
Net cash provided by financing activities	843,267	3,576

Effect of exchange rate changes on cash and cash equivalents	75	562
Decrease in cash and cash equivalents	(116,603)	(38,198)
Cash and cash equivalents, beginning of period	199,163	142,712
Cash and cash equivalents, end of period	$82,560	$104,514

Supplemental disclosure of cash paid:
Operating lease	$1,333	$1,280
Income taxes	$1,004	$9,542

Supplemental disclosures of non-cash transactions:
Fair value of stock options and pre-funded warrants exercised on a cashless basis	$87,942	$12,567

See accompanying notes to the condensed consolidated financial statements.

XENON PHARMACEUTICALS INC.

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

The Company has incurred significant operating losses since inception. As of September 30, 2026, the Company had an accumulated deficit of $1,568,853 and a net loss of $323,473 for the nine months ended September 30, 2026. Management expects to continue to incur significant expenses in excess of revenue and to incur operating losses for the foreseeable future. To date, the Company has financed its operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financings.

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

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $1,153,478. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects the cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next 12 months from the issuance of the financial statements.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2026 and 2025 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2025 Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of the policy described in note 3 below.

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

The following table summarizes the fair value hierarchy levels used to determine the fair values of the Company’s cash and cash equivalents and marketable securities:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market fund, mutual funds, commercial paper and U.S. treasuries	$82,560	$—	$—	$82,560	$154,659	$44,504	$—	$199,163
Total cash and cash equivalents	82,560	—	—	82,560	154,659	44,504	—	199,163

Marketable securities:
Guaranteed investment certificates	—	—	—	—	14,737	—	—	14,737
U.S. treasuries	353,257	—	—	353,257	142,593	—	—	142,593
Commercial paper	—	252,350	—	252,350	—	39,559	—	39,559
Corporate debt securities	—	465,311	—	465,311	—	189,986	—	189,986
Total marketable securities	353,257	717,661	—	1,070,918	157,330	229,545	—	386,875
Total	$435,817	$717,661	$—	$1,153,478	$311,989	$274,049	$—	$586,038

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

As of September 30, 2026 and December 31, 2025, the Company did not hold any securities classified as Level 3 and there were no securities transferred between Level 1 and Level 2.

5.
Marketable securities:

Amortized cost, unrealized gain (loss) recognized in accumulated other comprehensive income (loss) and fair value of available-for-sale securities consisted of the following:

	September 30, 2026			December 31, 2025
	Amortized Cost	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Fair Value
Current:
Guaranteed investment certificates	$—	$—	$—	$14,348	$389	$14,737
U.S. treasuries	253,642	(388)	253,254	111,901	197	112,098
Commercial paper	252,883	(533)	252,350	39,555	4	39,559
Corporate debt securities	363,919	(1,285)	362,634	182,864	465	183,329
Total current	870,444	(2,206)	868,238	348,668	1,055	349,723

Non-current:
U.S. treasuries	101,086	(1,083)	100,003	30,292	203	30,495
Corporate debt securities	103,451	(774)	102,677	6,590	67	6,657
Total non-current	204,537	(1,857)	202,680	36,882	270	37,152
Total	$1,074,981	$(4,063)	$1,070,918	$385,550	$1,325	$386,875

Allowance for credit losses or impairment on these marketable securities has not been recognized as these securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery. The change in fair value is primarily due to changes in interest rates.

6.
Leases:

The Company has an operating lease for research laboratories and office space in Burnaby, British Columbia, which expires on June 30, 2032 and has two renewal options for 5 years each, which were not considered in the determination of the right-of-use asset and lease liability. The Company has an additional operating lease for office space in Needham, Massachusetts, which commenced in October 2022 and ends in February 2027.

In August 2026, the Company entered into a lease agreement for office space in Weston, Massachusetts to replace the Needham office. The lease has an 85-month term and is expected to commence in February 2027, with annual base rent ranging from $1,449 to $1,749 over the lease term. In connection with the lease, a $724 irrevocable standby letter of credit was issued as a security deposit. As of September 30, 2026, the lease had not yet commenced and, accordingly, no operating lease right-of-use asset or lease liability was recognized.

The cost components of the operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost:
Operating lease expense	$388	$411	$1,188	$1,228
Variable lease expense(1)	215	210	652	617

(1)
Variable lease costs are payments that vary because of changes in facts or circumstances and include common area maintenance and property taxes related to the premises. Variable lease costs are excluded from the calculation of minimum lease payments.

Supplemental lease information is presented below:

	September 30,	September 30,
	2026	2025
Lease term and discount rate:
Weighted-average remaining lease term (years)	5.5	5.8
Weighted-average discount rate	3.6%	3.8%

Future minimum lease payments as of September 30, 2026 were as follows:

Year ending December 31:
2026	$452
2027	1,135
2028	1,048
2029	1,096
2030	1,133
2031 and thereafter	1,757
Total future minimum lease payments	6,621
Less: Imputed interest	(612)
Present value of lease liabilities	$6,009

7.
Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
Accounts payable	$1,927	$3,885

Accrued liabilities:
Employee compensation, benefits, and related accruals	14,603	14,460
Research and development	20,542	18,647
Income and other taxes	106	313
Professional fees	5,737	1,989
Other	1,239	966
Total accrued liabilities	42,227	36,375
Total	$44,154	$40,260

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

(b)
Pre-funded warrants:

The following table presents pre-funded warrants activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding, beginning of period	2,931,293	2,173,081	2,173,081	2,173,081
Issued	—	—	877,194	—
Exercised(1)	(1,423,408)	—	(1,542,390)	—
Outstanding, end of period	1,507,885	2,173,081	1,507,885	2,173,081
(1)
During the nine months ended September 30, 2026, the Company issued 1,542,381 common shares upon the exercise of 1,542,390 pre-funded warrants pursuant to a net exercise mechanism under the warrants.

Each pre-funded warrant is exercisable for the purchase of a common share at the holder’s discretion at an exercise price of $0.0001, subject to certain post-exercise beneficial ownership limitations as provided under the terms of the pre-funded warrant.

Since the pre-funded warrants meet the condition for equity classification, net proceeds from issuances of the pre-funded warrants are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from holder will be recorded in common shares. Pre-funded warrants to purchase 1,507,885 (2025 – 2,173,081) common shares are not included in the number of issued and outstanding common shares as of September 30, 2026.

(c)
Amended and Restated 2025 Inducement Equity Incentive Plan:

In November 2025, the board of directors of the Company adopted Amended and Restated 2025 Inducement Equity Incentive Plan. Pursuant to the terms of the Amended and Restated 2025 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted share units (“RSUs”), restricted stock, and performance share units (“PSUs”) as an inducement material to individuals being hired, or rehired following a bona fide period of interruption of employment, as an employee of the Company or any of its subsidiaries, and its terms are substantially similar to the Company’s Amended and Restated 2014 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change of control” as defined under the 2025 Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. The Company has reserved 900,000 common shares for issuance under the Amended and Restated 2025 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the Amended and Restated 2025 Inducement Plan by its shareholders. On April 7, 2026 and November 9, 2026, the Company amended and restated the Amended and Restated 2025 Inducement Equity Incentive Plan to increase the aggregate number of common shares reserved for issuance from 900,000 and 1,175,000 shares, respectively to 1,175,000 and 1,475,000 shares, respectively.

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

(e)
Stock-based compensation:

The following table presents the components of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense by award type:
Stock options	$14,441	$12,754	$43,913	$37,564
RSUs	2,108	795	5,901	1,641
PSUs	—	156	361	387
Total	$16,549	$13,705	$50,175	$39,592

Stock Options

The following table presents stock option activity:

	Nine Months Ended September 30,
	2026	Weighted-Average Exercise Price ($)	2025	Weighted-Average Exercise Price ($)
Outstanding, beginning of period	11,074,720	32.40	10,709,289	29.90
Granted	2,568,327	43.28	2,441,679	34.91
Exercised(1)	(1,802,796)	23.94	(1,287,675)	17.71
Forfeited, cancelled or expired	(170,167)	39.21	(678,993)	39.01
Outstanding, end of period	11,670,084	36.00	11,184,300	31.85
Exercisable, end of period	6,347,318	32.02	6,399,305	27.69

(1)
During the nine months ended September 30, 2026, 518,644 (2025 – 245,230) stock options were exercised for the same number of common shares in exchange for cash. In the same period, the Company issued 662,690 (2025 – 458,852) common shares for the cashless exercise of 1,284,152 (2025 – 1,042,445) stock options.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average risk-free interest rate	4.31%	3.75%	3.82%	4.07%
Expected volatility	57%	62%	58%	61%
Average expected term (in years)	5.34	5.12	5.74	5.75
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of stock options granted	$34.27	$20.25	$24.35	$20.48

As of September 30, 2026, the unrecognized stock-based compensation expense related to unvested stock options was $112,311, which is expected to be recognized over 2.58 years.

RSUs

The following table presents RSU activity:

	Nine Months Ended September 30,
	2026	Weighted-Average Grant Date Fair Value ($)	2025	Weighted-Average Grant Date Fair Value ($)
Outstanding, beginning of period	348,994	35.91	—	—
Granted	483,394	44.98	321,932	35.21
Vested	(91,643)	34.52	—	—
Forfeited	(15,398)	39.13	(8,550)	35.48
Outstanding, end of period	725,347	42.06	313,382	35.20

RSUs generally vest annually over a one-year period for directors and a four-year period for employees and officers, subject to continued service on each vesting date. As of September 30, 2026, the unrecognized stock-based compensation expense related to unvested RSUs was $25,242, which is expected to be recognized over 3.09 years.

PSUs

The following table presents PSU activity:

	Nine Months Ended September 30,
	2026	Weighted-Average Grant Date Fair Value ($)	2025	Weighted-Average Grant Date Fair Value ($)
Outstanding, beginning of period	257,450	40.61	210,000	43.90
Granted	—	—	96,550	35.28
Vested	(81,000)	43.76	—	—
Forfeited	(5,200)	40.61	(49,100)	44.17
Outstanding, end of period	171,250	39.13	257,450	40.61

PSUs vest upon the achievement of certain predefined company-specific performance-based criteria, subject to continued employment to each performance objective achievement date.

As of September 30, 2026, there was no unrecognized stock-based compensation expense related to unvested PSUs that is probable to be achieved. There is $6,700 of unrecognized stock-compensation expense related to PSUs that is not considered probable to be achieved. The recognition of these expenses is subject to the achievement of the performance-based criteria, which are reassessed at each reporting date.

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

10.
Net loss per common share:

The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(110,435)	$(90,896)	$(323,473)	$(240,649)

Denominator:
Weighted-average common shares	97,035,504	77,074,895	92,904,014	76,789,894
Weighted-average pre-funded warrants	2,730,159	2,173,081	2,669,714	2,173,081
Weighted-average common shares outstanding – basic and diluted	99,765,663	79,247,976	95,573,728	78,962,975
Net loss per common share – basic and diluted	$(1.11)	$(1.15)	$(3.38)	$(3.05)

The weighted-average number of common shares used in the basic and diluted net loss per common share calculations includes the weighted-average pre-funded warrants outstanding during the period, as they are exercisable at any time for nominal cash consideration (note 8b).

The Company reported net losses for the three and nine month periods ended September 30, 2026 and 2025, and therefore excluded the potentially dilutive outstanding securities from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect.

The following table summarizes potentially dilutive securities:

	Nine Months Ended September 30,
	2026	2025
Stock options	11,670,084	11,184,300
RSUs	725,347	313,382
PSUs	171,250	257,450
Warrants	—	40,000
Total	12,566,681	11,795,132

11.
Commitments and contingencies:
(a)
Asset purchase agreement with 1st Order Pharmaceuticals, Inc. (“1st Order”):

In April 2017, the Company acquired azetukalner from 1st Order pursuant to an asset purchase agreement. In August 2020, the Company and 1st Order amended the asset purchase agreement to amend certain definitions in the agreement and to modify the payment schedule for certain milestones. Through September 30, 2026, the Company has paid $2,000 based on progress against these milestones. Future potential payments to 1st Order include up to $6,000 in regulatory milestones. There are no royalty obligations to 1st Order.

(b)
Manufacturing commitments:

The Company enters into firm purchase commitments primarily related to supply of pre-launch commercial product, research, development and manufacturing activities. The Company had contractual obligations under certain commercial product, clinical and manufacturing arrangements where it is obligated to make certain minimum payments, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement.

(c)
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

The following table presents information about reported segment revenues, significant segment expenses, and segment loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$—	$—	$7,500

Less:
Direct external research and development costs:
Azetukalner	54,518	42,676	157,351	117,582
Pain programs	3,486	2,389	13,459	4,366
Preclinical, discovery and other programs	5,576	6,445	13,217	15,546
Personnel-related expenses	27,442	21,680	84,183	66,706
Stock-based compensation expense	16,549	13,705	50,175	39,592
Other research and development costs	3,503	2,726	12,346	8,751
Other general and administrative costs	8,993	6,715	24,819	18,260
Interest income	(11,617)	(6,206)	(30,669)	(21,488)
Other segment items(1)	1,985	766	(1,408)	(1,166)
Net loss	$(110,435)	$(90,896)	$(323,473)	$(240,649)
(1)
Other segment items include foreign exchange gain (loss) and income tax recovery (expense).

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
•
the initiation, timing, cost, progress and success of our research and development programs, preclinical studies and clinical studies;
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

Azetukalner Development Program

Azetukalner is a novel, potent Kv7 potassium channel opener in late-stage development for multiple potential indications, including two in epilepsy – focal seizures (FS) and primary generalized tonic-clonic seizures (PGTCS) – as well as neuropsychiatric disorders, including major depressive disorder (MDD) and bipolar depression (BPD).

Epilepsy Programs

•
We submitted our New Drug Application (NDA) for azetukalner in FS to the U.S. Food & Drug Administration (FDA) in September 2026.
•
We expect to initiate X-FIRST, a new Phase 3b/4 study, which is designed to evaluate azetukalner as a first adjunctive antiseizure medication (ASM) in patients with FS. X-FIRST is a U.S.-based multicenter, open-label study with a 52-week treatment period, where azetukalner would be added into the treatment regimens of patients who are already taking an SV2A modulator or sodium channel blocker, and are less refractory relative to the X-TOLE and X-TOLE2 study populations with a lower baseline seizure frequency. The study is planned for initiation in Q1 2027.
•
The Phase 3 X-TOLE3 study of azetukalner in FS continues to enroll and is intended to support regulatory submissions outside of the U.S. X-TOLE3 enrollment outside of Japan is expected to complete in 2026.
•
The Phase 3 X-ACKT study of azetukalner in PGTCS continues to enroll and is intended to support regulatory submissions for an additional epilepsy indication.

Neuropsychiatry Programs

•
We completed enrollment in the Phase 3 X-NOVA2 study in MDD with approximately 360 total patients; the topline data readout is now expected in December 2026.
•
We announced in September that we had initiated a voluntary pause on new patient enrollment in the ongoing Phase 3 clinical studies of azetukalner in MDD and BPD. Patients currently enrolled in the ongoing studies, including both open label extension studies, remain active.

Clinical Programs for Pain

We continue to expand our portfolio of potent, selective ion channel modulators using our strong heritage in human genetics, deep understanding of ion channel biology, and expertise in novel chemistries. This includes clinical-stage candidates targeting Nav1.7 and Kv7, which are important novel targets for non-opioid pain therapeutics.

Nav1.7 Programs

•
At the International Association for the Study of Pain (IASP) 2026 World Congress on Pain in October 2026, we presented positive data from our Phase 1 Single Ascending Dose (SAD)/Multiple Ascending Dose (MAD) study in healthy adult participants for XEN1701 targeting Nav1.7. XEN1701 achieved our target profile, including desired high levels of Nav1.7 receptor occupancy in both the peripheral and central nervous system, and was generally well-tolerated with no notable autonomic cardiovascular effects. Additionally, new preclinical data in cynomolgus monkeys demonstrated that a Nav1.7 inhibitor provided significant pain reductions in capsaicin-evoked heat pain. Based on the positive Phase 1 results, we expect to initiate a Phase 2 proof-of-concept (POC) study for XEN1701 in acute pain in H1 2027.
•
A Phase 1 SAD/MAD study in healthy adult participants is ongoing for XEN1720, our second clinical-stage candidate targeting Nav1.7.

Kv7 Program

•
At the IASP 2026 World Congress on Pain, we presented positive data from our Phase 1 SAD/MAD study in healthy adult participants for XEN1120 targeting Kv7. XEN1120 achieved plasma levels predictive of analgesic effects based on preclinical modeling and was generally well-tolerated. Additionally, new preclinical data in cynomolgus monkeys demonstrated that a Kv7 modulator provided significant pain reductions in capsaicin-evoked heat pain. Based on the positive Phase 1 results, we expect to initiate a Phase 2 POC study for XEN1120 in acute pain in H1 2027.

Early-Stage R&D and Partnered Programs for Epilepsy

Beyond azetukalner, we are committed to advancing additional novel treatment approaches to address significant unmet needs in epilepsy.

•
IND-enabling studies are ongoing for our oral small molecule Nav1.1 program. Preclinical data suggest that targeting Nav1.1 could potentially address the underlying cause and symptoms of Dravet syndrome.
•
In collaboration with Neurocrine Biosciences, a Phase 1b study is ongoing for NBI-921355, an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development for the potential treatment of certain types of epilepsy. Data from the Phase 1b study are expected in 2027.

We have funded our operations primarily through the sale of equity securities, funding received from our licensees and collaborators, and debt financing. For the nine months ended September 30, 2026 and 2025, we recognized revenue of nil and $7.5 million, respectively, in connection with our agreement with Neurocrine Biosciences. To date, we have not had any products approved for sale and have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred net losses in each year since inception and expect to continue to incur net losses for the foreseeable future. We had a net loss of $323.5 million and $240.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1,568.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We anticipate that our operating expenses will increase substantially, particularly as we:

•
prepare for the potential commercial launch of azetukalner;
•
invest significantly to further develop azetukalner for our current and future indications;
•
advance additional product candidates into preclinical and clinical development;
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
•
third-party expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with clinical research organizations;
•
third-party expenses relating to formulation, process development and manufacture of drug substance and drug product for use in our preclinical testing, clinical studies and potential commercial supply;
•
third-party acquisition, license and collaboration fees;
•
laboratory consumables; and
•
certain indirect costs incurred in support of overall research and development activities, including facilities, depreciation and information technology costs.

Project-specific expenses reflect costs directly attributable to our clinical development candidates for which we have incurred significant expenses. All remaining research and development expenses are reflected in preclinical, discovery and other program expenses. At any given time, we have several active early-stage research and drug discovery programs. Our personnel and infrastructure are typically deployed over multiple projects and are not directly linked to any individual internal early-stage research or drug discovery program. Therefore, we do not maintain financial information for our internal early-stage research and internal drug discovery programs on a project-specific basis.

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

We expect that our research and development expenses will increase substantially in the future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and we continue to conduct clinical studies, advance our internal drug discovery programs into preclinical development and continue our early-stage research. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, scope and duration of later-stage clinical studies.

Clinical development timelines, likelihood of regulatory approval, and commercialization and associated costs are uncertain, difficult to estimate, and can vary significantly. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot accurately estimate or know the nature, timing and costs that will be necessary to complete the preclinical and clinical development for any of our product candidates or when and to what extent we may generate revenue from the commercialization and sale of any of our product candidates or achieve profitability.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” included in our 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, and with the securities commissions in British Columbia, Alberta and Ontario, or the Canadian Securities Commissions, on February 26, 2026. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of three and nine months ended September 30, 2026 and 2025

The following table summarizes the results of our operations together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2026 vs. 2025	Nine Months Ended September 30,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Collaboration revenue	$—	$—	$—	$—	$7,500	$(7,500)
Research and development expenses	95,645	77,054	18,591	283,377	213,239	70,138
General and administrative expenses	24,422	19,282	5,140	72,173	57,564	14,609
Other:
Interest income	11,617	6,206	5,411	30,669	21,488	9,181
Foreign exchange gain (loss)	(142)	(89)	(53)	95	1,644	(1,549)
Loss before income taxes	$(108,592)	$(90,219)	$(18,373)	$(324,786)	$(240,171)	$(84,615)

Collaboration Revenue

We did not recognize any revenue during the nine months ended September 30, 2026. Collaboration revenue of $7.5 million recognized during the nine months ended September 30, 2025 was related to a milestone payment in connection with the Neurocrine Collaboration.

Research and Development Expenses

The following table summarizes research and development expenses together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2026 vs. 2025	Nine Months Ended September 30,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Direct external costs:
Azetukalner	$54,518	$42,676	$11,842	$157,351	$117,582	$39,769
Pain programs	3,486	2,389	1,097	13,459	4,366	9,093
Preclinical, discovery and other programs	5,576	6,445	(869)	13,217	15,546	(2,329)
Indirect costs:
Personnel-related (including stock-based compensation)	28,562	22,818	5,744	87,004	66,994	20,010
Other unallocated expenses	3,503	2,726	777	12,346	8,751	3,595
Research and development expenses	$95,645	$77,054	$18,591	$283,377	$213,239	$70,138

Direct external costs related to azetukalner increased by $11.8 million and $39.8 million for the three and nine months ended September 30, 2026, respectively, primarily due to our Phase 3 clinical studies in the MDD and BPD programs and manufacturing activities to support potential commercialization and launch readiness of azetukalner. Pain program costs increased by $1.1 million for the three months ended September 30, 2026, primarily due to enrollment in our ongoing XEN1720 Phase 1 clinical study, and by $9.1 million for the nine months ended September 30, 2026, primarily due to our Phase 1 clinical studies of XEN1701, XEN1120 and XEN1720, as well as manufacturing activities to support the clinical studies. Preclinical, discovery and other program costs decreased by $2.3 million for the nine months ended September 30, 2026, primarily due to lower spending on preclinical development programs. Personnel-related costs increased by $5.7 million and $20.0 million for the three and nine months ended September 30, 2026, respectively, due to higher headcount supporting our late-stage product candidate and pain programs, and an increase in stock-based compensation.

General and Administrative Expenses

The following table summarizes general and administrative expenses together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2026 vs. 2025	Nine Months Ended September 30,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Personnel-related (including stock-based compensation)	$15,429	$12,567	$2,862	$47,354	$39,304	$8,050
Professional and consulting fees	6,922	4,112	2,810	17,405	11,223	6,182
Other	2,071	2,603	(532)	7,414	7,037	377
General and administrative expenses	$24,422	$19,282	$5,140	$72,173	$57,564	$14,609

Personnel-related costs increased by $2.9 million and $8.1 million for the three and nine months ended September 30, 2026, respectively, primarily due to higher headcount to support our expanding research and development activities and future potential commercialization as well as an increase in stock-based compensation expense. Professional and consulting fees increased by $2.8 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, due to an increase in pre-commercial expenses and higher expenses related to maintenance and filing of intellectual property.

Other Income

The following table summarizes our other income together with changes in those items (in thousands):

	Three Months Ended September 30,		Change 2026 vs. 2025	Nine Months Ended September 30,		Change 2026 vs. 2025
	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Interest income	$11,617	$6,206	$5,411	$30,669	$21,488	$9,181
Foreign exchange gain (loss)	(142)	(89)	(53)	95	1,644	(1,549)
Other income	$11,475	$6,117	$5,358	$30,764	$23,132	$7,632

Interest income increased by $5.4 million and $9.2 million for the three and nine months ended September 30, 2026, respectively, due to a higher average balance of cash and cash equivalents and marketable securities, partially offset by lower average market yields on investments. Foreign exchange gain decreased by $1.5 million for the nine months ended September 30, 2026, due to fluctuations in the value of the Canadian dollar, partially offset by a lower balance of cash and cash equivalents and marketable securities denominated in Canadian dollars.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, funding received from collaboration and license agreements, and debt financing. Since our initial public offering through September 30, 2026, we have raised aggregate net cash proceeds of approximately $2.3 billion primarily from the issuance of equity securities. As of September 30, 2026, we had cash and cash equivalents and marketable securities of $1,153.5 million.

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

Funding Requirements

We have incurred significant operating losses since inception. As of September 30, 2026, we had an accumulated deficit of $1,568.9 million. We expect to incur operating losses that may fluctuate significantly from quarter to quarter and year to year over the next several years. In addition, we expect to continue to incur significant expenses in excess of our revenue for the foreseeable future as we prepare for the potential commercial launch of azetukalner; invest significantly to further develop azetukalner for our current and future indications; advance additional product candidates into preclinical and clinical development; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; manufacture larger quantities of our product candidates for clinical development and potential commercialization; hire additional commercial, clinical, scientific, management and administrative personnel; acquire or in-license other product candidates and technologies; make milestone or other payments under our in-license or other agreements, including, without limitation, payments to 1st Order Pharmaceuticals, Inc. and other third parties; maintain, protect and expand our intellectual property portfolio; establish a sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; create additional infrastructure and incur additional costs to support our operations and our product development and planned future commercialization efforts; and experience any delays or encounter issues with any of the above.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of the date of this report, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our estimates and assumptions may prove to be wrong, and we cannot guarantee that our existing capital resources will be sufficient to conduct and complete all of our anticipated research and development efforts and future commercialization efforts. Additionally, the process of testing drug candidates in clinical studies is costly, and the timing of progress in these studies remains uncertain. Further, inflation may affect our use of capital resources by increasing our cost of labor and research and development expenses. Our long-term funding requirements will consist of operational, capital, and manufacturing expenditures, including those contractual commitments described below. Because of the inherent risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our long-term anticipated preclinical studies and clinical studies.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(274,617)	$(197,637)
Net cash provided by (used in) investing activities	(685,328)	155,301
Net cash provided by financing activities	843,267	3,576

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities totaled $274.6 million, compared to $197.6 million for the same period in 2025. The increase in cash used in operating activities was primarily driven by higher research and development and general and administrative expenses, no revenue recognized in the nine months ended September 30, 2026, lower cash received from interest income, partially offset by changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities totaled $685.3 million, compared to net cash provided of $155.3 million for the same period in 2025. The change was driven primarily by an increase in the purchase of marketable securities, net of redemptions.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $843.3 million, compared to $3.6 million for the same period in 2025. The increase was primarily related to $837.5 million net proceeds from offerings, as well as an increase in proceeds from stock option exercises.

Contractual Obligations and Commitments

Our future significant contractual obligations as of December 31, 2025 were reported in our Annual Report on Form 10-K, filed with the SEC and the Canadian Securities Commissions on February 26, 2026.

In August 2026, we entered into a lease agreement for office space in Weston, Massachusetts, with an 85-month lease term expected to commence in February 2027 and annual base rent ranging from approximately $1.4 million to $1.7 million over the lease term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign currency risk

As of September 30, 2026, we had U.S. dollar-denominated cash and cash equivalents and marketable securities of $1,113.1 million and Canadian dollar-denominated cash and cash equivalents and marketable securities of CAD$57.5 million.

We are subject to foreign currency exchange rate risk in part, as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly those denominated in Canadian dollars. We also hold Canadian dollar-denominated cash and cash equivalents, other receivables, and accounts payable.

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

Interest rate sensitivity

As of September 30, 2026, we had cash and cash equivalents and marketable securities of $1,153.5 million. Interest rate risk relates to potential changes in interest income and the fair value of our investment portfolio. Cash and cash equivalents are short-term in nature and would not have a material impact from changes in interest rates. Marketable securities are primarily fixed-income securities and are subject to fair value changes as interest rates fluctuate. A 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $6.4 million decrease in the fair value of our marketable securities as of September 30, 2026. We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage interest rate exposure.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial capital expenditures and significant risk that a product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, manufacturing of investigational drug and our clinical studies. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. We do not expect to have sustained profitability for the foreseeable future. We had net losses of $323.5 million and $240.6 million for the nine months ended September 30, 2026 and 2025, respectively, and an accumulated deficit of $1,568.9 million as of September 30, 2026, which were driven by expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our product candidates.

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•
seek marketing authorization for and prepare for the potential commercial launch of azetukalner;
•
invest to further develop azetukalner for our current and future indications;
•
advance additional product candidates into preclinical and clinical development;
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

Our expenses could increase beyond expectations for a variety of reasons, including if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform clinical and other studies, including post-approval commitments, in addition to those that we currently anticipate, or if there are any delays in establishing appropriate manufacturing arrangements to support our clinical studies, the development of any of our product candidates or commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

Since our inception, we have dedicated most of our resources to the discovery and development of our preclinical and clinical product candidates. We expect to continue to spend substantial amounts of resources to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of capital in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we, or our collaborators, do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies.

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

As a company, we have limited previous experience in completing a Phase 3 clinical study and related regulatory requirements including a New Drug Application, or NDA, or equivalent submission, having recently completed a Phase 3 clinical study and submitted to the FDA an NDA for azetukalner in FS, and we have no previous experience in the commercialization of products. We have not yet demonstrated our ability to independently and repeatedly conduct clinical development after Phase 2, obtain regulatory approval, manufacture drug substance or drug product on a registrational and commercial scale or arrange for a third-party to do so on our behalf, and commercialize therapeutic products. We will need to develop such abilities if we are to execute on our business strategy to develop and independently commercialize product candidates.

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

To execute on our business plan for the development of independent programs, we will need to successfully:

•
reach agreement with multiple regulatory agencies on clinical and preclinical studies required for registration;
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

Various laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Any misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical studies or creating fraudulent data in our preclinical studies or clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, officers, directors, agents and representatives, including consultants, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or claims, demands, or lawsuits stemming from an actual or alleged failure to comply with these laws and regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves, achieving a favorable settlement or otherwise asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations. Additionally, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

We rely on both internal information technology systems and networks, and those of third-party vendors and contractors, to acquire, transmit, store and otherwise process information in connection with our business activities. Our ability to effectively manage our business depends on the security, reliability and adequacy of our and our third-party contractors’ and vendors’ technology systems. Any incident, whether hostile or inadvertent, that adversely impacts the confidentiality, integrity or availability of our systems and/or data, including phishing, business email compromise, social engineering, ransomware or other malware, or any security breach, security incident or other destruction, loss, or unauthorized use or other processing of data maintained or otherwise processed by us or on our behalf could result in a loss of intellectual property or misappropriation of trade secrets, disruptions to our business and operations, subject us to increased costs and require us to expend time and resources to address the matter, may subject us to claims, demands, and proceedings by private parties, regulatory investigations and other proceedings, and fines, penalties, and other liability and have a material adverse effect on our business. In addition, the loss, alteration or other damage to or other unavailability of preclinical data or clinical study data from completed or ongoing clinical studies for our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any cyberattack, security breach or incident, or other destruction, loss or unauthorized processing of data maintained or otherwise processed by us or on our behalf, or the perception any such matter has occurred, could result in actual or alleged violations of applicable U.S. and international privacy, data protection, information security and other laws and regulations, harm our reputation and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal proceedings and liability. In addition, we may incur significant additional expense to implement further measures relating to privacy, data protection and information security, whether in response to an actual or perceived security breach or incident or otherwise.

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

We currently have no products approved for commercial sale and are investing significant efforts and financial resources in the development of our clinical-stage product candidate, azetukalner for the treatment of epilepsy, MDD, BPD and potentially other neurological disorders. While we are advancing our Phase 3 clinical studies in azetukalner and have submitted to the FDA an NDA for azetukalner in FS, there can be no assurance that these or any future clinical studies will be successful, that we will be able to obtain regulatory approval, or that we will be able to manufacture or independently commercialize any product candidates. Our future business success depends on the continued development and ultimate regulatory approval of azetukalner. The future regulatory and commercial success of azetukalner is subject to a number of risks, including:

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

Results of preclinical studies and/or earlier clinical studies may not be predictive of the results of later-stage clinical studies and the results of our clinical studies may not satisfy regulatory requirements and we may experience delays or unexpected difficulties in obtaining regulatory approval.

The results of preclinical studies, either generated by us, by our CROs or by other third parties from which we have in-licensed or acquired a product candidate, may not be predictive of results in clinical testing. Moreover, preclinical results can often be difficult to compare across different studies for a variety of reasons, including differences in experimental protocols and techniques, personnel, equipment and other factors, which may make the preclinical results less reliable and predictive of clinical study results. In addition, published clinical data or case reports from third parties or early clinical study data of our product candidates may not be predictive of the results of later-stage clinical studies. Interpretation of results from early, usually smaller, studies that suggest a clinically meaningful response in some patients, requires caution. Results from later stages of clinical studies enrolling more patients may fail to show acceptable safety and efficacy results according to applicable regulatory requirements or otherwise fail to be consistent with the results of earlier studies of the same product candidate. Later clinical study results may not replicate earlier clinical studies for a variety of reasons, including differences in study design, different study endpoints (or lack of study endpoints in exploratory studies), patient population, number of patients, patient selection criteria, study duration, drug dosage and formulation and lack of statistical power in the earlier studies. These uncertainties are enhanced where the diseases or disorders under study lack established clinical endpoints, validated measures of efficacy, as is often the case with disorders for which no drugs have been developed previously and where the product candidates target novel mechanisms. The absence of well-defined regulatory pathways and recognized efficacy benchmarks can make clinical development, regulatory approval, and commercialization more challenging and unpredictable.

Further, our product candidates may not be approved even if they achieve their primary endpoints in our Phase 3 clinical studies. The FDA, EMA or other foreign regulatory authorities may disagree with our study design and our interpretation of data from preclinical studies and clinical studies or require additional data. In addition, any of these regulatory authorities may change its requirements or recommendations for the approval of a product candidate at any time in the future, even after reviewing and providing comments or advice on a protocol for a pivotal clinical study that, if successful, would potentially form the basis for an application for approval by the FDA, EMA or another foreign regulatory authority. For example, the FDA may refuse to accept our planned NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval. If the FDA does not approve our planned NDA, it may require that we conduct additional clinical, nonclinical or manufacturing studies before it will reconsider our application. Depending on the extent of these or any other studies required by the FDA or another regulatory authority, approval of an NDA or equivalent filing may be significantly delayed or we may be unable to obtain approval of an NDA or equivalent filing because such studies may require us to expend more resources than we have available. Furthermore, applicable regulatory authorities may also approve our product candidates for a narrower indication or population than we request or may grant approval contingent on the performance of costly post-marketing commitments.

Interim, initial, “topline” and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical studies, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the complete data set for the relevant preclinical or clinical study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or have access to all data, and we may not have had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify the initial findings, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or disclosed. As a result, topline data should be interpreted with caution until the final, comprehensive data are available.

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

Our and our collaborators’ clinical product candidates, which include azetukalner and NBI-921355 (being developed by our collaborator Neurocrine Biosciences), along with product candidates we expect to enter clinical development, which include our preclinical compounds, are in varying stages of development and will require substantial clinical development, testing and regulatory approval prior to commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we, or our collaborators, must demonstrate through lengthy, complex and expensive preclinical testing and clinical studies that each product candidate is both safe and effective for use in each target indication. Failure can occur at any time during the clinical study process. Clinical studies often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical studies are never approved as products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. In addition to the safety and efficacy studies of any product candidate, clinical study failures may result from a multitude of factors including flaws in study design, dose selection, statistical analysis plan, placebo effect, patient enrollment criteria, patient compliance and study execution. Data obtained from studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For example, in September 2026, we implemented a voluntary pause on enrollment for new patients in our ongoing clinical studies in MDD and BPD, following an analysis of certain neuropsychiatric adverse events in those studies. If study results do not demonstrate safety and efficacy of azetukalner in those indications, or if regulators do not interpret the data from those studies as favorably as we do, then one or more of our development programs may be delayed or discontinued. Failure of a clinical study due to any of these reasons could materially harm our business and the market price of our common shares.

In the case of some of our and our collaborators’ product candidates, we and our collaborators are seeking to develop treatments for certain diseases or disorders for which there is relatively limited clinical experience, and clinical studies may use novel endpoints and measurement methodologies or subjective patient feedback, which adds a layer of complexity to these clinical studies and may delay regulatory approval. Negative or inconclusive results from our, or our collaborators’, clinical studies could lead to a decision or requirement to conduct additional preclinical testing or clinical studies or result in a decision to terminate the continued development of a product candidate. There can be no assurance that our ongoing azetukalner Phase 3 clinical studies or any other future Phase 3 clinical studies will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of azetukalner. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.

If our, or our collaborators’, product candidates are not shown to be both safe and effective in clinical studies, such product candidates will be unable to obtain regulatory approval or be successfully commercialized. In addition, our, or our collaborators’, failure to demonstrate positive results in clinical studies in any indication for which we, or our collaborators, are developing clinical product candidates could adversely affect development efforts in other indications. In such case, we would need to develop other compounds and conduct associated preclinical testing and clinical studies, as well as potentially seek additional financing, all of which would have a material adverse effect on our business, growth prospects, operating results, financial condition and results of operations.

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

Our and our collaborators' inability to enroll a sufficient number of patients for our clinical studies would result in significant delays or might require us to abandon one or more clinical studies altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical studies, affect product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, any of which could cause the value of our company to decline and limit our ability to obtain additional financing if needed. In September 2026, we implemented a voluntary pause on enrollment for new patients in our ongoing clinical studies in MDD and BPD, following an analysis of certain neuropsychiatric adverse events in those studies, which pause could make it more difficult to recruit new patients or, in the event that enrollment resumes, delay regulatory timelines.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we, or our collaborators, must demonstrate through extensive preclinical and clinical studies that our, or our collaborators’, product candidates are safe and effective in humans. We, or our collaborators, may experience delays in completing our, or our collaborators’, preclinical or clinical studies, and initiating or completing additional preclinical or clinical studies, including as a result of regulators not allowing or delay in allowing clinical studies to proceed under an IND, or not approving or delaying approval for any clinical study application or similar approval we need to initiate a clinical study. We, or our collaborators, may also experience numerous unforeseen events during our clinical studies that could delay or prevent our, or our collaborators’, ability to complete development for a product candidate, or receive marketing approval or commercialize the product candidates we, or our collaborators, develop, including:

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
•
challenges or delays with accessing certain species of animals to complete our preclinical studies;
•
problems with investigational medicinal product storage, stability and distribution;
•
our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our preclinical and clinical studies, including supply chain issues resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•
a requirement to undertake and complete additional preclinical studies to generate data required to initiate clinical development or to support the continued clinical development of a product candidate or submission of an NDA or equivalent;
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

Results of our clinical studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Additionally, the tolerability profile of a product candidate that is acceptable in one indication may not be acceptable or commercially viable in a different indication. For example, while adverse events in our X-TOLE and X-NOVA clinical studies were generally mild or moderate in severity, there can be no guarantee that we will observe a similar tolerability profile of azetukalner in our ongoing Phase 3 clinical studies or in other future clinical studies.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our studies are conducted, could suspend, limit or terminate our clinical studies, or the independent safety monitoring committee could recommend that we suspend, limit or terminate our studies, or the FDA, EMA or comparable foreign regulatory authorities could order us to cease clinical studies or deny approval of our product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could delay recruitment of clinical study subjects, cause us to pause enrollment, as we recently did for ongoing clinical studies in MDD and BPD following an analysis of certain neuropsychiatric adverse events in those studies, or cause subjects that enroll in our clinical studies to discontinue participation in our clinical studies. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical studies and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that are administered our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

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

As product candidates are developed through preclinical to late-stage clinical studies towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulations, are altered along the way in an effort to optimize products, processes and results, and/or to target different populations. Such changes may also result in inventions that result in additional patent protection. Any of these changes could cause our product candidates to perform differently and not provide the same drug exposure profile in children and/or cause side effects different to those observed with the same formulation in adults or with other formulations. Unexpected changes in the performance of a new formulation may affect the results of planned clinical studies or other future clinical studies conducted with the altered materials. This could delay completion of clinical studies, require the conduct of additional bridging clinical studies or the repetition of one or more clinical studies, increase clinical study costs and/or delay or jeopardize approval of our product candidates and/or jeopardize our, or our collaborators’, ability to commence product sales and generate revenue.

The regulatory approval processes of the FDA, EMA and regulators in other foreign jurisdictions are lengthy, time-consuming and inherently unpredictable. If we, or our collaborators, are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, our business may be substantially harmed.

The regulatory approval process is expensive and the time required to obtain approval from the FDA, EMA or other foreign regulatory authorities in other jurisdictions to sell any product is uncertain and may take years. Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and even if the preclinical studies show promising results and clinical studies are successfully completed, we cannot guarantee that the FDA, EMA or other foreign regulatory authorities in other jurisdictions will interpret the results as we do, and more clinical studies, manufacturing-related studies or non-clinical studies could be required before we submit our product candidates for approval. Many companies that have believed their product candidates performed satisfactorily in preclinical and clinical studies have nonetheless failed to obtain marketing approval of their products. To the extent that the results of our studies are not satisfactory to the FDA, EMA or other foreign regulatory authorities in other jurisdictions for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional studies in support of potential approval of our product candidates. It is also possible that none of our existing product candidates or any of our future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

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
•
the FDA, EMA or other foreign regulatory authorities may disagree with our, or our collaborators’, interpretation of data from preclinical studies or clinical studies;
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
•
the pre-approval inspections of Xenon, manufacturing, clinical sites, preclinical or clinical service providers, conducted by regulatory authorities may identify errors or omissions that may result in the product candidate not being approved; and
•
the approval policies or regulations of the FDA, EMA or other foreign regulatory authorities may significantly change in a manner rendering our, or our collaborators’, clinical data insufficient for approval.

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

Sales of our approved products, if any, will be subject to the regulatory requirements governing marketing approval in the countries in which we obtain regulatory approval, and we plan to seek, ourselves or with collaborators, regulatory approval to commercialize our product candidates in North America, the EU and in additional foreign countries. Clinical studies conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, approval in the U.S. by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by the FDA, EMA or regulatory authorities in other countries. Approval procedures vary among jurisdictions and can be lengthy and expensive, and involve requirements and administrative review periods different from, and potentially greater than, those in the U.S., including additional preclinical studies or clinical studies. Even if our product candidates are approved, regulatory approval for any product may be withdrawn by the regulatory authorities in a particular jurisdiction. We do not have experience in obtaining regulatory approval in international markets. If we, or our collaborators, fail to comply with regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

Successful commercialization of any of our current or future product candidates, if approved, could be materially adversely impacted by a number of foreseen and unforeseen factors, including:

•
any delays in our ability to produce sufficient quantities of our current or future product candidates, at an acceptable cost or quality, including such delays arising out of quality assurance concerns or changes in regulatory guidance, or those caused by our reliance on our third-party manufacturers;
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

Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty. Other government actions could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the current presidential administration announced and implemented tariffs on branded or patented drugs which may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad, including Canada, the EU, and other countries. As a result of changes in tariffs and the underlying uncertainty surrounding international trade, we could experience an adverse impact on our results of operations. As another example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

We do not own or operate manufacturing or testing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients, or APIs, in our product candidates and the final drug product formulation for all of our product candidates that are being used in our clinical studies and preclinical studies as well as packaging, labelling and distribution of clinical study supplies. Our current strategy is to outsource all manufacturing of our product candidates to third parties.

In addition, we rely on our collaborators, either directly or through CMOs, to manufacture product candidates licensed to them or to work with CMOs to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical studies and intend to do so for the commercial manufacture of our products. If we, or our collaborators, are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we, or our collaborators, may not be able to successfully produce sufficient supply of a product candidate or we, or our collaborators, may be delayed in doing so. Such failure or substantial delay could delay our clinical studies and materially harm our business. The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

We rely on third parties to conduct our preclinical and clinical studies. If these third parties do not successfully carry out their contractual duties, including to comply with applicable laws and regulations or meet expected deadlines, our business could be substantially harmed.

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

Our use of foreign CROs and CMOs in some jurisdictions, such as China, may be or may become subject to U.S. legislation, sanctions, trade restrictions and other regulatory requirements which may increase the cost of and cause delays for our preclinical product candidates.

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

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our discovery platform, business strategy and product candidates, which can be difficult to protect, in order to maintain our competitive position. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory, manufacturing, preclinical development or clinical development goods or services or potential strategic collaborators. In addition, each of our employees and consultants is required to sign a confidentiality agreement and invention assignment agreement upon joining our company. Our employees, consultants, contractors, business partners or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information in breach of these confidentiality agreements or our trade secrets may otherwise be misappropriated. Our collaborators might also have rights to publish data and we might fail to apply for patent protection prior to such publication. It is possible that a competitor will make use of such information, and that our competitive position will be compromised. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, then our ability to protect our trade secret information would be jeopardized, which would adversely affect our competitive position.

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

•
negative or inconclusive results from clinical studies of our product candidates, leading to a decision or requirement to conduct additional preclinical testing or clinical studies or resulting in a decision to terminate the continued development of a product candidate;
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

Item 5. Other Information

Rule 10b5-1 Trading Plans

As previously disclosed, on December 3, 2025, certain of our officers adopted a Rule 10b5-1 trading arrangement intended to qualify as a “plan providing for eligible sell-to-cover transactions” under Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act (the “Sell-to-Cover Instructions”). On September 30, 2026, each of Ian Mortimer, the Company’s President and Chief Executive Officer, and Thomas P. Kelly, the Company’s Chief Financial Officer, modified their respective Sell-to-Cover Instructions to provide that, under certain circumstances, with respect to any vesting or settlement of restricted share units and performance share units within six months of September 30, 2026, the sell-to-cover instruction may be disregarded, and the executive will remit to the Company the amount of withholding tax incurred in connection with such vesting or settlement. The Sell-to-Cover Instructions otherwise remain unmodified in all respects.

Amended and Restated 2025 Inducement Plan

On November 9, 2026, we amended and restated our Amended and Restated 2025 Inducement Equity Incentive Plan (as amended and restated, the “2025 Inducement Plan”) to increase the maximum number of our common shares reserved for issuance under the 2025 Inducement Plan from 1,175,000 shares to 1,475,000 shares (subject to adjustments as provided in the 2025 Inducement Plan), to be used exclusively for grants of nonstatutory stock options, stock appreciation rights, restricted stock units, restricted stock, and performance awards as an inducement material to individuals being hired, or rehired following a bona fide period of interruption of employment, as an employee of Xenon or any of its subsidiaries. In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the 2025 Inducement Plan by its shareholders.

The foregoing is a brief description of the material terms of the 2025 Inducement Plan and is qualified in its entirety by reference to the full text of the 2025 Inducement Plan filed as Exhibit 10.1 to this report.

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

Date: November 9, 2026
XENON PHARMACEUTICALS INC.

	By:	/s/ Ian Mortimer
Ian Mortimer
President and Chief Executive Officer

Date: November 9, 2026
	By:	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer